Form 10KSB
period 2002-12-31
FLOWER VALET
filed 2003-03-31
CIK 1183276

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 2002

                      Commission file number 333-99455

                              THE FLOWER VALET
           (Exact name of registrant as specified in its charter)

Nevada                                                    32-0027992
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification No.)

2950 E. Flamingo Rd., Suite B-A1
Las Vegas, Nevada, USA                                         89121
(Address of principal executive offices)                  (zip code)

                Issuer's Telephone Number:    (702) 866-5833

       Securities registered under Section 12(b) of the Exchange Act:
                                    None

       Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $.001 par value
                              (Title if Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to
such filing requirements for the past 90 days.  Yes     X      No

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [     ]

     The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2002, was 350,000 shares, held by 1 stockholder.

     The issuer's revenues for its most recent fiscal year ended December 31, 2002 were $ -0-.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $-0- based on a share value of $.02 as of August 21, 2002.

     Transitional Small Business Disclosure Format (check one): Yes__ No X

                              THE FLOWER VALET
                        (A DEVELOPMENT STAGE COMPANY)
                          FOR THE FISCAL YEAR ENDED
                              December 31, 2002

                               Index to Report
                               on Form 10-KSB


PART I                                                       Page

Item      1 Business                                         4-12
Item      2 Properties                                         12
Item      3 Legal Proceedings                                  12
Item      4 Submission of Matters to a Vote of
            Security Holders                                   13

PART II

Item      5 Market for Registrant's Common Equity
            and Related Stockholder Matters                    13
Item      6 Plan of Operation                               14-17
Item      7 Financial Statements and Supplementary Data        17
Item      8 Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure             17

PART III

Item      9 Directors and Executive Officers of
            the Registrant                                  17-18
Item      10 Executive Compensation                            18
Item      11 Security Ownership of Certain Beneficial
             Owners and Management                             19
Item      12 Certain Relationships and Related Transactions    19
Item      13 Controls and Procedures                           20
Item      14 Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                               21

     This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Plan of Operation" under Item 6.

     In this filing references to "Company," "we," "our," and/or "us," refers to The Flower Valet.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

(a) General Business Development

     The Flower Valet, a Nevada corporation, is a development stage company incorporated in Nevada in August of 2002. We were formed to engage in the business of marketing, selling and distributing floral products, gifts and gourmet foods through our website, www.flowervalet.com. On September 3, 2002, we became an affiliate of LinkShare, which allows us to operate our website as a portal with various links to online suppliers of floral products, gifts and gourmet foods. Although this affiliation with LinkShare allows us immediate online access to numerous vendors, we are highly dependent upon LinkShare to provide a link from our website to the website of our vendors. Additionally, we are highly dependent on LinkShare to track the traffic from our visitors and the sales from our customers. As a result of our recent formation, we have not generated any revenues. However we anticipate generating revenues from our website, which will primarily consist of commission paid to us from online suppliers that complete sales from consumers that are forwarded to their website by our link.

     The Flower Valet has an authorized capitalization of 100,000,000 shares of common stock, $0.001 par value per share, and as of December 31, 2002 there were 350,000 shares outstanding. The Flower Valet also has an authorized capitalization of 10,000,000 shares of preferred stock at a par value of $0.001 per share, and as of December 31, 2001 there were no shares outstanding.

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

(b) Our Business

     The Flower Valet is in the development stage to engage in the business of marketing, selling and distributing floral products, gifts and gourmet foods through our website. We are an affiliate of LinkShare, which allows us to operate our website as a portal with various links to online suppliers of floral products, gifts and gourmet foods.

     Our website has been initially designed to operate on the basis of an advertising media. Through our planned advertising, either on the internet through banner ads, magazines, word of mouth or radio and television, we have an expectation of attracting traffic to our website for individuals and corporate entities interested in either ordering floral products, gift baskets, gourmet foods, gifts, etc., or merely desiring to join our "Valet Reminder Program."

The way our website works:

      Our website operates as a portal (a window) through which our customers will be able to access online merchants (that is websites that sell goods) that offer floral products, gift baskets, gifts, and gourmet foods. Generally these goods are items, which customers desire to send to other individuals by way of remembering some special occasion. To assist in directing traffic to our site we also intend to provide a service through our "Valet Reminder Program."

      The Valet Reminder Program, when and if operational, is intended to provide an easy method by which our customers can register to be notified via e-mail as a reminder a few days prior to an occasion to remind the customer of an occasion and to recommend specific gifts and/or flowers.

      To establish our business plan at the lowest possible cost, we have joined the affiliate program of LinkShare, a private company offering our company, on a non-exclusive basis, the ability to link with online merchant sites. LinkShare's affiliate program is a partnership between our site and online merchants (that is, a website that sells goods or services). Other than being a member of LinkShare's affiliate program, we have no other affiliation with LinkShare.

     LinkShare's principal line of business is to create and operate online networks that enable businesses to form commercial relationships by linking their websites to the websites of other businesses. Businesses that join one of LinkShares networks can:

     * find the right web sites with which to establish links;
     * negotiate the terms of their relationships with the businesses that own those websites; and
     * evaluate the success of those relationships.

     LinkShare's first network, The LinkShare NetworkT, brings together merchants selling products or services to consumers with website owners willing to promote those products and services on their websites. Merchants who join The LinkShare NetworkT can establish promotional links on thousands of websites owned by independent website publishers who join the network as "affiliates." When a visitor to an affiliate's website clicks through a promotional link to a merchant's site and takes a prescribed action, such as buying a product or completing a form, that merchant pays a commission to that affiliate and to LinkShare.

           LinkShare provides the software and operates the systems through which:

     * merchants offer to pay commissions to affiliates who agree to carry their promotional links;
     *merchants screen affiliates and select those with whom they wish to form a marketing relationship;
     *links are created between the websites of merchants and affiliates who form relationships; and
     *Internet user traffic through these links is tracked and used to create detailed online reports accessible by both merchants and affiliates.

     The LinkShare NetworkT currently has over 600 merchants and hundreds of thousands of affiliates, according to LinkShare.

     As  a  result  of  our agreement with LinkShare we are able  to  join  a merchant's program, providing us the opportunity to link directly to the merchant's site. LinkShare hosts a password-protected website that offers affiliates such as us to choose amongst some 600 merchants. Through the password-protected LinkShare site we can obtain detailed reports about how our links are performing and how much they have earned. Prior to linking to the merchant's site, each merchant must independently review our site and approve our link to their site. We incur no costs associated with either LinkShare or the online merchant, as their revenues, just like ours, are generated through the sale or in some cases traffic driven to the merchant's site.

      Our source of revenues are generated from the visitors who enter our site as the result of our advertising. The visitors who link to one of our merchant's sites and make a purchase cause a chain of events as follows:

     * A purchase is made directly with a merchant with whom we have linked our website;
     * The product is shipped direct from that merchant;
     * The merchant is paid by the visitor to our site who was linked to the merchant's site and became a customer;
     * The merchant pays a commission to LinkShare;
     * LinkShare sends us a check for our portion, which is a net amount approximating between 6 and 14% of the purchase price of the item acquired by the customer/visitor; and
     * LinkShare NetworkT tracks our transactions to generate several reports that allows us to track the efficiency of our site, track the revenues, track the payments to us, etc.

     LinkShare's payment process is to pay commissions on an ongoing basis, whenever there are funds in an affiliate's account exceeding $25.00.

     Our expenses in the transaction relate to our cost of advertising. We do not incur any costs associated with the link with either LinkShare or the merchant, as our proceeds are commissions net of any such costs.

      When our visitors open our website a multitude of links to online affiliate merchants is displayed, which allows the visitor to access various different websites offering floral products, gifts, gourmet foods, etc. The visitor is free to browse all of the links to search and fulfill their individual shopping needs. Individual sales are processed directly by the merchant through their website with a commission paid to us for the link referral. When a visitor from our site clicks on a link and goes to a merchant's site, LinkShare keeps track of all of the transactions that the visitor makes. If that visitor buys something on the merchant's site, we receive a commission. In some cases, affiliates of LinkShare are compensated even if the visitor doesn't buy anything, just for having driven traffic to the merchant's site.

      The transaction between our customer, our website, and the online affiliate merchant is tracked by software provided by LinkShare. The LinkShare Signature Technology provides us the ability to track and generate detailed reports on the commerce activity generated by our website. As a result of our having the ability to review reports on a daily basis we are able to audit activity daily. However, we are still vulnerable to the LinkShare tracking program; which requires random transactions by us to verify the accuracy of the LinkShare reports.

     To utilize the LinkShare Signature Technology, we have agreed to be bound by LinkShare's "Affiliate Membership Agreement," through an electronically stored agreement. As a result of our agreement with LinkShare we have been provided both a Username and Password to access LinkShare information including the reports generated by LinkShare through their website at www.linkshare.com.

      Our Affiliate Membership Agreement with LinkShare has provided us the ability to accept link offers by several online merchants. As of the date of this offering, we have established and been approved for links with the following merchants: Harry and David, 1-800-flowers.com, The Franklin Mint, GiftBaskets.com, Hickory Farms, Internet Florist, The Sharper Image, SpencerGifts.com, Tabasco Country Store, Things Remembered, Windsor Vineyards, and 800wine.com. Our geographical limitations for visitors are limited only to having internet access; however our geographical limitations for merchant transactions are based upon limits of where merchants are willing to process and ship the orders for goods and services.

      Although our Affiliate Membership Agreement with LinkShare does not prevent us from doing business with vendors or merchants whom are not members of the LinkShare program, we would not have the benefit of LinkShare NetworkT, which tracks our transactions. Additionally, our agreement with LinkShare does not allow us to deal direct with the LinkShare merchants without causing the transaction to go through the LinkShare NetworkT. Since we are allowed, under our agreement with LinkShare, to contract with other merchants, we are exploring the possibility of utilizing other companies who perform the same function as LinkShare.

     The most direct benefit of our affiliation with LinkShare and the online merchant is our ability to focus our energy and limited finances on creating brand recognition. We can focus on brand recognition as a result of our not having the obligations of establishing a retail selling organization.

OUR  STRATEGY

      Our objective is to be a major e-commerce provider of flowers, gifts, gourmet foods and related products.

      As a result of our limited staff, Ms. Szymarek, and our lack of financing, we are unsure as to the rapidity of implementing our plan of operation. At our current level, with no additional funding, and our limited ongoing expenses, we could stay in business for at least 12 months, however we would not expect to generate any meaningful revenues.

     Our target market initially consists of individuals who are computer literate and are existing buyers of e-commerce marketed products. These are individuals who have an existing knowledge and propensity to make consumer product acquisitions over the Internet. Additionally, these targeted consumers are consumers who are busy and desire the ability to acquire gift type items at the touch of a button. In addition to this market, we will be seeking out the corporate gift market. This targeted market includes various businesses who have personnel involved in the sending of appreciation or thank you type gifts. Our site is intended to make it simple for these entities to have their personnel acquire appreciation gift items at a minimal disturbance and cost to the entity.

The key elements of our strategy to achieve this objective are:

      Aggressively Extend Our Brand. Our goal is to make The Flower Valet brand synonymous with flowers, gifts, and gourmet foods when remembering items for special occasions. To do this we intend to invest in the development of our brand and in communicating the benefits and convenience of shopping with The Flower Valet.

     When financed, we intend to:

       * expand our Internet advertising and promotion;
       * develop public relations programs; and
       * develop and maintain new strategic relationships with Internet companies.

     Increase the Number of Online Customers. Our goal is to initially create the online use, by customers, of our website, and then to eventually allow customers to place orders directly through our website. To achieve this goal, we intend to:

       * actively promote our website through web portals and online networks;

       * aggressively expand our online affiliate program, in which we link our website to those of online merchants, thus providing greater product lines to our customers; and
       * promote our website in our advertising campaigns.

     Continue to Upgrade Our Technology Infrastructure. At the outset we will be relying totally on the technology infrastructure of others, such as LinkShare and the technology of the online merchants with whom we link our site. However, once we have established our business plan we intend to continue to make significant investments and use the best available technologies in order to improve the functionality of our website and our underlying operations.

     Enhance   Our   Customer  Relationships.  We  intend  to   enhance   our
relationships with our customers, encouraging more frequent and more extensive use of our website, by introducing enhanced product-related content and interactive features such as our Valet Reminder Program. Further, we intend to personalize the features of our website and increase our use of both customer and recipients' information to target product promotions, remind our customers of upcoming occasions and convey other marketing messages.

HOW WE EARN REVENUES

      Revenues are generated from commissions earned on the various products purchased by our visitors, whether floral products, gifts, gourmet foods, or some other form of products offered by the links to online merchants we have on our website. When one of our visitors makes a purchase from one of our merchant links, a payment is generated to LinkShare, who in turn sends us a commission check, when our account with LinkShare exceeds $25. The commissions vary between 6% and 14%, and are based upon arrangements with the different online merchants and the individual products sold.

     LinkShares hosts a password-protected website that offers us the ability to link our website to the website of online merchants. On the site we also have the ability of adding new online merchants that we deem proper for our website and business plan. LinkShare provides the reports about how the links are performing and how much they have earned. When a customer of ours clicks on a link and goes to a merchant's site, LinkShare keeps track of all of the transactions that the customer makes. If that customer buys something on the merchant's site, we receive a commission.

     Although our website, www.flowervalet.com, is currently operational we have yet to receive any significant revenues. However; as a result of our website being operational, we can continue operations for at least 12 months. If we were to terminate our website for any reason, then in that event we would not be able to continue in business. Our plan of operation is significantly based upon our ability to generate business over the Internet. We do not have the resources nor do we intend to generate retail sales in the traditional methods within the near future. We plan to raise additional capital through additional equity or debt financings in the future. We have not had any discussions with any person or entity in reference to such financings.

     We intend to target these markets through continued advertising in trade magazines, newspapers, and websites oriented to our target market.

Risk Management Insurance

     We do not maintain a liability insurance program, as we have not commenced the distribution of products or services to the general public or others. We intend to initially rely on the insurance of our online affiliate merchants. Our proposed insurance program, once implemented, will include property, casualty, and comprehensive general liability coverage. Management believes that the proposed insurance program, when completed, is intended to be adequate. There can be no assurance that we will be able to obtain or maintain such liability insurance.

Competition

      There are many companies that offer products in the floral, gift, and gourmet food categories. In the floral category, our competitors include:

       * retail floral shops, some of which maintain toll-free numbers;
       * online floral retailers;
       * catalog companies that offer floral products;
       * floral telemarketers and wire services; and
       * supermarkets and mass merchants with floral departments.

     Similarly, the gift and gourmet food categories are highly competitive. Each of these categories encompasses a wide range of products and is highly fragmented. Products in these categories may be purchased from a number of outlets, including mass merchants, retail specialty shops, online retailers and mail-order catalogs.

      Competition is intense and we expect it to increase. Increased competition could result in:

     * price reductions, decreased revenue and lower profit margins;
     * inability to gain market share;
     * loss of market share once, and if gained; and
     * increased marketing expenditures.

     As a result of our competition targeting our same market, individuals and corporate entities interested in ordering gift type items which are ordered and delivered with minimal effort, we will only be able to distinguish our services as the result of our advertising programs. Our goal is to determine methods by which we can maximize traffic to our site. We do not anticipate distinguishing our services from other like services available in the market.

Raw Materials

      A variety of factors affect the supply of flowers in the United States and the price of floral products. If the supply of flowers available for sale is limited due to weather conditions or other factors, prices for flowers will likely rise and customer demand for floral products may be reduced, causing our revenues and gross margins to decline. Alternatively, our affiliate merchants may not be able to obtain high quality flowers in an amount sufficient to meet customer demand. Even if available, flowers from alternative sources may be of lesser quality and/or may be more expensive than those currently offered by our online floral merchants.

      Most of the flowers sold in the United States are grown by farmers located abroad, primarily in Columbia, Ecuador and Holland, and we expect that this will continue in the future. The availability and price of flowers could be affected by a number of factors affecting these regions, including:

  * import duties and quotas;
  * agricultural limitations and restrictions to manage pests and disease;
  * changes in trading status;
  * economic uncertainties and currency fluctuations;
  * severe weather;
  * work stoppage;
  * foreign government regulations and political unrest; and
  * trade restriction, including United States retaliation against foreign trade practices.

     In addition to our floral products we also intend to market gift baskets and gourmet foods, which at different times may be in short supply. As a result of our customers having a large choice of the types of products they may choose to send for their special occasions, we do not anticipate supply problems.

Government Regulation

      The states may implement taxing legislation, which would affect the way our online merchants collect, or do not collect taxes, which would affect our commission revenue. At present we do not intend to collect sales or other similar taxes in respect of sales and shipments of products in that our affiliate merchants will monitor and collect taxes in the appropriate states. However, various states have sought to impose state sales tax collection obligations on out-of-state direct marketing companies such as ours. A successful assertion by one or more of these states that we should collect sales tax on the sale of our products could result in additional costs and corresponding price increases to our customers whether collected by us or our merchant affiliates. Any imposition of state sales and use taxes on products sold over the Internet may decrease customers' demand for products and our revenue.

      Many governmental regulations may impact the Internet, which could affect our ability to conduct business. Any new law or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet or our website. We expect there will be an increasing number of laws and regulations pertaining to the Internet in the United
States and throughout the world. These laws or regulations may relate to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services sold over the Internet. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. This could decrease the demand for our products, increase our costs or otherwise adversely affect our business.

     In addition, we cannot predict whether new legislation or regulations governing the The Flower Valet's activities will be enacted by legislative bodies or promulgated by agencies regulating our activities, or what the effect of any such legislation or regulations on our business would be. As a result of our having an office only in the City of Las Vegas, State of Nevada, we are currently only subject to the taxing authority in Clark
County, Nevada. We do not have a corporate tax in the State of Nevada. However, we are subject to the laws of the federal government in reference to Federal Trade Commission rules and regulations pertaining to disclosure requirements. The Federal Trade Commission has proposed regulations regarding the collection and use of personal identifying information obtained from individuals when accessing websites, with particular emphasis on access by minors. These regulations may include requirements that we establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information and provide users with the ability to access, correct and delete personal information stored by us. Additionally, we are subject to the anti-fraud common law statutes of any state where we accept customers. In the future, we may be subject to the taxation of our customer's place of residency or place of purchase.

Employees

     We are a development stage company and currently have only one part-time employee, Christine L. Szymarek, who is also our sole officer and director. We look to Ms. Szymarek for her entrepreneurial skills and talents.

ITEM 2.   DESCRIPTION OF PROPERTY

     We currently maintain a mailing address at 2950 E. Flamingo Rd., Suite B-A1, Las Vegas, NV 89121. Our yearly rent of $180 is pre-paid annually. Additionally, Ms. Szymarek, our sole officer and director, occasionally will utilize her home to conduct business on our behalf. Ms. Szymarek does not receive any remuneration for the use of her home or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

      As  a  result of our method of operations and business plan we  do  not require personnel other than Ms. Szymarek, to conduct our business. In the future we anticipate requiring additional office space and additional personnel; however it is unknown at this time how much space or how many individuals will be required.

ITEM 3.   LEGAL PROCEEDINGS

     We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

     There is currently no public market for our securities. We intend to file for inclusion of our common stock on the National Association of Securities Dealers, Inc. Over-the-Counter Bulletin Board; however, there can be no assurance that NASD will approve the inclusion of the common stock. Prior to the effective date of this offering, our common stock was not traded.

(b) Holders of Common Stock

     As of December 31, 2002, we had 1 shareholder of record of the 350,000 shares outstanding.

(c) Dividends

     We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

Recent Sales of Unregistered Securities

     On August 21, 2002, we issued 350,000 shares of our $0.001 par value common stock at $0.02 per share to our sole officer and director in exchange for cash of $7,000. The shares were issued pursuant to the exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

Use of Proceeds From Registered Securities

      Our Registration Statement on Form SB-2 (File No. 333-99455) related to our initial public offering was declared effective by the SEC on December 20, 2002 and registered concurrently with the State of Nevada Securities Division pursuant to NRS 90.480. As of the date of this filing we have not raised any money under this public offering. The offering terminates on June 18, 2003.

ITEM 6.   PLAN OF OPERATION

     This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

     With the exception of historical matters, the matters discussed herein are forward looking statements that involve risks and uncertainties. Forward looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue production and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

Overview

     We were formed to engage in the business of marketing, selling and distributing floral products, gifts and gourmet foods through our website, www.flowervalet.com. As a result of our recent formation, we have not generated any revenues. However, we anticipate generating revenues from our website, which will primarily consist of commissions paid to us from online suppliers that complete sales from consumers that are forwarded to their website by our link.

     Revenues will be generated from commissions earned on the various products purchased, whether floral products, gifts, gourmet foods, or some other form of products offered by our online merchants. The commissions vary, and are based upon agreements with the different online merchants.

Plan of Operation

     Since our incorporation in August 2002, we have not been engaged in any significant operations nor have we had any significant revenues, as we are in the development stage. Our only recent activities include organization of the Company, the establishment of our website, research over the Internet to determine methods of acquiring market share presence without significant start up expenses start up of our website, and establishment of our relationship with LinkShare. Our goal is to distribute a variety of products through Internet generated sales, at the most cost efficient method.

     To establish our business plan at the lowest possible cost, we have joined the affiliate program of LinkShare, a private company offering our company the ability to link with online merchant sites. LinkShare's affiliate program is a partnership between our site and an online merchants (that is, a website that sells goods or services). As a result of agreement with LinkShare we are able to join a merchant's program, providing us the opportunity to link directly to the merchant's site. LinkShare hosts a password-protected website that offers affiliates such as us to choose amongst some 600 merchants. Through the password-protected LinkShare site we can obtain detailed reports about how our links are performing and how much they have earned. Prior to linking to the merchant's site, each merchant must independently review our site and approve our link to their site. We incur no costs associated with either LinkShare or the online merchant, as their revenues, just like ours, are generated through the sale or in some cases traffic driven to the merchant's site. Thus, we do no have any obligations to LinkShare for either past or future business through LinkShare, as any compensation will be paid directly by the merchant.

     During the next 12 months we plan to focus our efforts on the development of our marketing program of our website, www.flowervalet.com.

      Satisfaction of our cash obligations for the next 12 months. Our plan of operation has provided for us to establish an operational website as soon as practical. We have accomplished the goal of setting up an operational website capable of selling floral products, gifts, and gourmet food items through online merchants. Having established our website as operational, we are to commence advertising in selected periodicals, newspapers, and the Internet through banner advertising. The proceeds of our current registered offering is anticipated to provide our cash requirements for the next 12 months.

     Summary of any product research and development that we will perform for the term of the plan. We do not anticipate performing any significant product research and development under our plan of operation. In lieu of product research and development we anticipate maintaining control over our advertising, especially on the Internet, to assist us in determining the allocation of our limited advertising dollars. Our ability to make these decisions will be partially based upon reports we receive from LinkShare.

     Expected purchase or sale of plant and significant equipment. We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or in the next 12 months.

     Significant changes in number of employees. The number of employees required to operate our business is currently one part-time individual. After we commence generating revenues based upon the expenditures of our advertising dollars, and word of mouth advertising, and at the end of the initial 12 month period, our plan of operation anticipates our requiring additional capital to hire at least one full time person.

Liquidity and Capital Resources

     Since inception, we have financed our cash flow requirements through the issuance of common stock which has resulted in our receipt of $7,000. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

     Over  the  next  twelve  months we believe  that  existing  capital  and anticipated funds from operations will not be sufficient to sustain operations and planned expansion unless we receive the funds form our current registered offering. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

     We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Personnel

      As of December 31, 2002, we had only 1 part-time employee, Christine L. Szymarek, who is also our sole officer and director. Ms. Szymarek handles all website construction, maintenance, trouble shooting, etc. We plan to use consultants, attorneys and accountants as necessary and do not plan to engage any full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock. We are currently relying on the employees of LinkShare and our online merchants to perfect deliveries of products and maintain reporting controls. VeriSign has assisted us in our website design and functions, in addition to maintenance, and troubleshooting. Currently, we are able to generate commissions through our website; however have not commenced any advertising. In order to substantially impact our revenues we will require additional personnel. These personnel will be added to our management when funds are available. We anticipate such availability to be after 12 months.

Going Concern

     The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with production and marketing. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

ITEM 7.   FINANCIAL STATEMENTS

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-10 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      We have not had any disagreements with our independent auditor on accounting or financial disclosures.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names and positions of the executive officers and directors of the Company. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name                Age         Positions and Offices held
Christine L.        40     President, Secretary, Treasurer and
Szymarek                   Director

Duties, Responsibilities and Experience

     Christine L. Szymarek, age 40, is President, Secretary/Treasurer, Director and founder of the Company from August 22, 2002. From December 2001 to present Ms. Szymarek worked on developing various business marketing concepts, which included The Flower Valet. Ms. Szymarek currently spends at least 2.5 hours per week on The Flower Valet business. From June 1999 to December 2001, Ms. Szymarek was employed by 7-Eleven, Inc. as a marketing consultant. From September 1990 to April 1999, Ms. Szymarek was employed by United Parcel Service as an operations supervisor.

                    Limitation of Liability of Directors

      Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interest.

               Board of Directors Committees and Compensation

Board Committees

      We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that during the year ended 2002, Christine L. Szymarek filed all forms 3, forms 4 and forms 5 on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation of the Company's executive officers and directors during the last two fiscal years of the Company. The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business.

Summary Compensation Table

                                                          Long Term
                          Annual Compensation            Compensation
   Name and
  Principal                          Other Annual Restricted
   Position     Year  Salary  Bonus  Compensation    Stock    Options  Other
Christine   L.
Szymarek
President/      2002       0      0             0  350,000(1)       0      0
Secretary/
Treasurer/
Director
  (1) The 350,000 shares of Restricted Common Stock were purchased by Christine L. Szymarek at $0.02 per share.

Future Compensation

     Ms. Szymarek has agreed to provide services to us for a period of two years without compensation, or until such time as we have raised funds, or generated revenues. Thereafter, her salary would be based upon the funds raised or the magnitude of revenues generated.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of December 31, 2002 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the outstanding common stock, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group.



                                            Number        Percent
                                              of       Beneficially
     Name of Beneficial Owner (1)           Shares         Owned
Christine L. Szymarek (2)                   350,000             100%
2950 E. Flamingo Rd., Ste. B-A1
Las Vegas, NV 89121
All Directors & Officers and Beneficial                         100%
Owners as a Group                           350,000

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).
(2)  The 350,000 shares of Restricted Common Stock were purchased by
 Christine L. Szymarek at $0.02 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We do not lease or rent any property other than the mail box address, which is leased at a value of $180 per annum. Office services are provided without charge by the our sole officer and director. Such costs are immaterial to our financial statements and, accordingly, have not been reflected therein. The estimated fair market value for such facilities are estimated to be $600 per annum.

     During August of 2002, Ms. Szymarek acquired 350,000 shares of common stock, at a price of $.02 per share. Ms. Szymarek is the sole officer, director, shareholder, and promoter of The Flower Valet. The proceeds from the sale of the shares to Ms. Szymarek, $7,000, constituted the initial capitalization of the Company.

     On September 1, 2002, Ms. Szymarek executed a "Lock-Up Agreement" pertaining to the 350,000 shares in anticipation of filing the registration in the State of Nevada. The lock up agreement was effective on September 1, 2002 and continues in effect until the earlier of (i) a period of three years from December 20, 2002, the effective date of the Offering; (ii) when the Company's stock is traded on the NASD "Over-the-Counter Bulletin Board" at an average share price of greater than the price in our prospectus for a minimum of three months; (iii) the Shares are listed on the NASDAQ "Small Cap" or higher market; (iv) the Company has paid the initial purchase price back to the purchasing shareholders in the form of Company dividends; or (v) in accordance with the other terms of the agreement.

ITEM 13.  CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective.

      There has been no significant changes in our internal controls or in other factors that could significantly affect the internal controls
subsequent     to     the     date    we    completed     our     evaluation.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

     1.   Financial Statements:

          A.   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
          1.     Independent Auditors Report                       F-1
          2.     Financial Statements:
               Balance Sheet                                       F-2
               Statement of Operation                              F-3
               Statement of Changes in Stockholders'               F-4
               Statement of Cash Flows                             F-5
               Notes to Consolidated Financial Statements   F-6 - F-10

     2. During the fiscal year December 31, 2002 the Company filed the following 8-Ks.
          NONE

     3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K
          NONE

     4.   Exhibits

Exhibit                       Description
Number

3(i)*     Articles of Incorporation for The Flower Valet
3(ii)*    Bylaws of The Flower Valet
10(a)*    Lock Up Agreement
10(b)*    Office Lease
23        Auditor's Consent
_____
*    Filed in Form SB-2 on September 12, 2002.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              THE FLOWER VALET

                              By:/S/CHRISTINE L. SZYMAREK
                                 Christine L. Szymarek, President/Director

                                   Dated: March 31, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     OFFICE                   DATE

Christine L. Szymarek    President/Treasurer      March 31, 2003
                         Secretary/Director/
                         Chief Accounting Officer

                          CERTIFICATION PURSUANT TO
                18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
           SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of The Flower Valet (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Christine L. Szymarek, President and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  I have reviewed the report;

(2) To the best of my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading:

(3) To the best of my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented in the Report;

(4)  I:
(a)  am responsible for establishing internal controls;
(b) have designed such internal controls to ensure that material information relating to the Company and its consolidated subsidiaries is made known to me by others within the Company, particularly during the period of January 1, 2002 through December 31, 2002;
(c) have evaluated the effectiveness of the Company's internal controls as of a date within 90 days prior to the Report; and
(d) have presented in the Report my conclusions about the effectiveness of my internal controls based on my evaluation of that date;

(5)  I have disclosed to the Company's auditors and the board of directors:
(a) all significant deficiencies in the design or operation of internal control which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls;

(6) I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

(7) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

Date: March 31, 2003

/S/CHRISTINE L. SZYMAREK
Christine L. Szymarek, President/Chief Accounting Officer

                              THE FLOWER VALET

                        INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT                                  F-1
BALANCE SHEET                                                 F-2
STATEMENT OF OPERATIONS                                       F-3
STATEMENT OF STOCKHOLDERS' EQUITY                             F-4
STATEMENT OF CASH FLOWS                                       F-5
NOTES TO FINANCIAL STATEMENTS                            F-6-F-10

Beckstead and Watts, LLP
Certified Public Accountants
                                                      3340 Wynn Road, Suite B
                                                          Las Vegas, NV 89102
                                                                 702.257.1984
                                                             702.362.0540 fax

INDEPENDENT AUDITORS' REPORT

                               March 28, 2003

Board of Directors
The Flower Valet
Las Vegas, NV

We have audited the Balance Sheet of The Flower Valet (the "Company") (A Development Stage Company), as of December 31, 2002, and the related Statement of Operations, Stockholders' Equity, and Cash Flows for the period August 22, 2002 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that my audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Flower Valet (A Development Stage Company) as of December 31, 2002, and the results of its operations and cash flows for the period August 22, 2002 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 4. The financial statements do not
include  any  adjustments  that  might  result  from  the  outcome  of   this
uncertainty.

Beckstead and Watts, LLP



                              The Flower Valet
                        (a Development Stage Company)
                                Balance Sheet

                                                        December
                                                        31, 2002

Assets
Current assets:
  Cash                                                $      4,024

     Total current assets                                     4,024

                                                      $      4,024

Liabilities and Stockholder's Equity

Current liabilities:                                  $          -
     Total current liabilities                                    -

Stockholders' equity:

Preferred stock, $0.001 par value, 10,000,000 shares
  authorized, no shares issued and outstanding                    -

Common stock, $0.001 par value, 100,000,000 shares
  authorized, 350,000 shares issued and outstanding             350

Additional paid-in capital                                    6,650

(Deficit) accumulated during development stage              (2,976)
     Total Stockholders' Equity                               4,024

                                                      $      4,024


 The accompanying notes are an integral part of these financial statements.


                              The Flower Valet
                        (a Development Stage Company)
                           Statement of Operations

                                                      August 22,
                                                         2002
                                                    (inception) to
                                                     December 31,
                                                         2002

Revenue                                             $           --

Expenses:
  General and administrative expenses                        2,976
     Total expenses                                          2,976

Net (loss)                                          $      (2,976)

Weighted average number of
  common shares outstanding                                350,000

Net (loss) per share                                $       (0.00)


 The accompanying notes are an integral part of these financial statements.



                              The Flower Valet
                        (a Development Stage Company)
                Statement of Changes in Stockholders' Equity
       For the Period August 22, 2002 (Inception) to December 31, 2002

                      Common Stock   Additiona   (Deficit)       Total
                    Shares   Amount      l      Accumulated   Stockholders
                                      Paid-in      During          '
                                      Capital   Development      Equity
                                                   Stage
Balance, August 22,       -  $     - $       -  $          -  $          -
2002

Shares issued for
cash                350,000      350     6,650                       7,000

Net (loss)
 year ended
December 31, 2002                                    (2,976)       (2,976)

Balance, December
31, 2002            350,000      350     6,650       (2,976)         4,024


 The accompanying notes are an integral part of these financial statements.


                              The Flower Valet
                        (a Development Stage Company)
                           Statement of Cash Flows

                                                     August 22,
                                                        2002
                                                   (Inception) to
                                                    December 31,
                                                        2002
Cash flows from operating activities
Net (loss)                                         $       (2,976)
Net cash used by operating activities                      (2,976)

Cash flows from financing activities
  Common stock issued                                        7,000
Net cash provided by financing activities                    7,000

Net increase (decrease) in cash                              4,024
Cash - beginning                                                 -
Cash - ending                                      $         4,024

Supplemental disclosures:
  Interest paid                                    $             -
  Income taxes paid                                $             -


 The accompanying notes are an integral part of these financial statements.

Note 1 - Summary of significant accounting policies

Organization
The Company was organized August 22, 2002 (Date of Inception) under the laws of the State of Nevada, as The Flower Valet. The Company began the business of marketing, selling and distributing floral products, gourmet foods, and gift items. The Company was unsuccessful in conducting any business.

The Company has not commenced significant operations and, in accordance with SFAS #7, the Company is considered a development stage company.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

Revenue recognition
The Flower Valet's revenues and cost of sales are to be recorded on a net basis upon receipt of the revenues generated from commissions earned as the result of sales generated from our website on products sold by our online merchants.

Advertising Costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2002.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2002.

Stock-Based Compensation:
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Earnings per share
The Company follows Statement of Financial Accounting Standards No. 128. "Earnings Per Share" ("SFAS No. 128"). Basic earning per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti- dilutive they are not considered in the computation.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes
The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Note 2 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

               U.S federal statutory rate    (34.0%)
               Valuation reserve              34.0%

               Total                             -%

As of December 31, 2002, the Company has $2,976 net operating loss carryforward for tax purposes, which will be available to offset future taxable income.

Note 3 - Stockholder's equity

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

During August 2002, the Company issued 350,000 shares of its $0.001 par value common stock for $.02 per share or $7,000 cash. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

There have been no other issuances of common or preferred stock.

Note 4 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its ravel related products, incurring costs and expenses. In addition, the Company's development activities since inception have been financially sustained by capital contributions.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The Company plans to raise an additional $30,000 minimum or $100,000 maximum through equity offerings in order to continue operations for the next 12 months. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 5 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 6 - Related party transactions

The Company issued a combined total of 350,000 shares of its $0.001 par value common stock to its director in exchange for cash valued at $7,000.

The Company does not lease or rent any property other than the mail box address, which is leased at a value of $180 per annum. Office services are provided without charge by the Company's director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The estimated fair market value for such facilities are estimated to be $600 per annum.