Form 10QSB
period 2003-03-31
FLOWER VALET
filed 2003-05-14
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the quarter ended March 31, 2003                                                       Commission file number 333-99455

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

2950 E. Flamingo Rd., Suite B-A1

Las Vegas, Nevada                                                                                                                              89121

(Address of principal executive offices)                                                                                             (Zip Code)

(702) 866-5833

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__     No _____

As of May 1, 2003 there were 350,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes _____ No __X__

THE FLOWER VALET

MARCH 31, 2003

INDEX

PART I - FINANCIAL INFORMATION                                                                                        Page No.

    Item 1.    Financial Statements

                   Balance Sheet as of March 31, 2003 and December 31, 2002                                                     3

                   Statement of Operations three months ended March 31, 2003 and 2002                                       4

                   Statement of Cash Flows three months ended March 31, 2003 and 2001                                     5

                   Notes to Unaudited Financial Statements                                                                                      6

    Item 2.    Plan of Operation                                                                                                                     7-9

    Item 3.    Controls and Procedures                                                                                                        9-10

PART II - OTHER INFORMATION

    Item 1.    Legal Proceedings                                                                                                                      10

    Item 2.    Changes in Securities                                                                                                                  10

    Item 3.    Defaults Upon Senior Securities                                                                                                  10

    Item 4.    Submission of Matter to a Vote of Security Holders                                                                    10

    Item 5.    Other Information                                                                                                                       10

    Item 6.    Exhibits and Reports of Form 8-K                                                                                              10

    SIGNATURES                                                                                                                                        11

    CERTIFICATION OF PRESIDENT AND CHIEF FINANCIAL OFFICER                                          12

THE FLOWER VALET

(a Development Stage Company)

BALANCE SHEET

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	March 31, 2003 (unaudited)	December 31, 2002 (audited)
ASSETS

CURRENT ASSETS
Cash	$ 2,024	$ 4,024

TOTAL CURRENT ASSETS	2,024	4,024
	$ 2,024	$ 4,024

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ 0	$ 0

TOTAL CURRENT LIABILITIES	0	0

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value authorized 10,000,000; no shares issued and outstanding as of 3/31/03 and 12/31/02	0	0

Common stock, $.001 par value, authorized 100,000,000 shares; 350,000 shares issued and outstanding as of 3/31/03 and 12/31/02	350	350

Additional paid-in capital	6,650	6,650

(Deficit) accumulated during development stage	(4,976)	(2,976)
TOTAL STOCKHOLDER'S EQUITY	2,024	4,024
	$ 2,024	$ 4,024

The Accompanying Notes are an integral part of these financial statements.

THE FLOWER VALET

(a Development Stage Company)

STATEMENT OF OPERATIONS

UNAUDITED

	Three Months Ended March 31, 2003	For the Period August 22, 2002 (Inception) to March 31, 2003

Revenue	$ 0	$ 0

EXPENSES
General and Administrative	2,000	4,976

TOTAL EXPENSES	2,000	4,976

NET (LOSS)	$ (2,000)	$ (4,976)

Weighted average number of common shares outstanding basic and fully diluted	350,000

Net (loss) per weighted shares-basic and fully diluted	$ (0.01)

The Accompanying Notes are an integral part of these financial statements.

THE FLOWER VALET

(a Development Stage Company)

STATEMENT OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31, 2003	For the Period August 22, 2002 (Inception) to March 31, 2003

Cash Flows from
Operating Activities
Net loss	$ (2,000)	$ (4,976)

Adjustment to reconcile net loss to net cash used by operations
Note Payable	--	--
Payroll Liabilities	--	--

Net cash used in operating activities	(2,000)	(4,976)

Cash Flows from Investing Activities	--	--

Cash Flows from Financing Activities
Issuance of common stock	--	7,000

Net increase in cash	(2,000)	2,024

Cash, beginning of period	4,024	0
Cash, end of period	$ 4,024	$ 2,024

Supplemental Disclouser
Interest Paid	$ --	$ --
Taxes Paid	$ --	$ --

The Accompanying Notes are an integral part of these financial statements.

THE FLOWER VALET

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from August 22, 2002 (inception) through the period ended March 31, 2003 of $(4,976). In addition, the Company's development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 - Related party transactions

The officer and director of the Company is involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and its other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2. Plan of Operation.

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

Plan of Operation

Since our incorporation in August 2002, we have not been engaged in any significant operations nor have we had any significant revenues, as we are in the development stage. Our only recent activities include organization of the Company, the establishment of our website, research over the Internet to determine methods of acquiring market share presence without significant start up expenses, start up of our website, and establishment of our relationship with LinkShare. Our goal is to distribute a variety of products through Internet generated sales, at the most cost efficient method.

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

Personnel

As of March 31, 2002, we had only 1 part-time employee, Christine L. Szymarek, who is also our sole officer and director. Ms. Szymarek handles all website construction, maintenance, trouble shooting, etc. We plan to use consultants, attorneys and accountants as necessary and do not plan to engage any full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock. We are currently relying on the employees of LinkShare and our online merchants to perfect deliveries of products and maintain reporting controls. VeriSign has assisted us in our website design and functions, in addition to maintenance, and troubleshooting. Currently, we are able to generate commissions through our website; however have not commenced any advertising. In order to substantially impact our revenues we will require additional personnel. These personnel will be added to our management when funds are available. We anticipate such availability to be after 12 months.

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

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Item 3. Controls and Procedures

            (a) Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on their evaluation, our sole officer concluded that our disclosure controls and procedures are effective.

            (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Forward-Looking Statements and Associated Risks

This Quarterly Report on Form 10-QSB contains forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control, including, but not limited to, economic, competitive and other factors affecting the Company's operations, markets, products and services, expansion strategies and other factors discussed elsewhere in this report and the documents filed by the Company with the Securities and Exchange Commission. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this report will in fact prove accurate. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matter to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FLOWER VALET

By:/s/ Christine L. Szymarek

Christine L. Szymarek, President

Date: May 12. 2003

CERTIFICATION

                    I, Christine Szymarek, certify that:

                    1. I have reviewed this quarterly report on Form 10-QSB of The Flower Valet;

                    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

                6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Christine Szymarek

Christine Szymarek, President

Chief Accounting Officer