Form 10QSB
period 2003-06-30
FLOWER VALET
filed 2003-08-05
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the quarter ended June 30, 2003	Commission file number 333-99455

THE FLOWER VALET

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	32-0027992 (I.R.S. Employer Identification No.)

2950 E. Flamingo Rd., Suite B-A1 Las Vegas, Nevada (Address of principal executive offices)
89121 (Zip Code)

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

Yes     X      No

        As of July 31, 2003 there were 6,500,000 shares of common stock outstanding.

        Transitional Small Business Disclosure Format (check one)

Yes            No     X

THE FLOWER VALET

JUNE 30, 2003

THE FLOWER VALET

(a Development Stage Company)

BALANCE SHEET

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30, 2003 (unaudited)	December 31, 2002 (audited)
ASSETS

CURRENT ASSETS
Cash	$ 31,524	$ 4,024

TOTAL CURRENT ASSETS	31,524	4,024
	$ 31,524	$ 4,024

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ 0	$ 0

TOTAL CURRENT LIABILITIES	0	0

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value authorized 10,000,000; no shares issued and outstanding as of 6/30/03 and 12/31/02
	0	0

Common stock, $.001 par value, authorized 100,000,000 shares; 6,500,000 and 3,500,000 shares issued and outstanding as of 6/30/03 and 12/31/02 retroactively restated.
	6,500	3,500

Additional paid-in capital	30,500	3,500

(Deficit) accumulated during development stage	(5,476)	(2,976)
TOTAL STOCKHOLDER'S EQUITY	31,524	4,024
	$ 31,524	$ 4,024

The accompanying notes are an integral part of these financial statements.

THE FLOWER VALET

(a Development Stage Company)

STATEMENT OF OPERATIONS

UNAUDITED

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003	For the Period August 22, 2002 (Inception) to June 30, 2003

Revenue	$ 0	$ 0	$ 0

EXPENSES
General and Administrative	500	2,500	5,476

TOTAL EXPENSES	500	2,500	5,476

NET (LOSS)	$ (500)	$ (2,500)	$ (5,476)

Weighted average number of common shares outstanding basic and fully diluted	6,500,000	3,500,000

Net (loss) per weighted shares-basic and fully diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

THE FLOWER VALET

(a Development Stage Company)

STATEMENT OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30, 2003	For the Period August 22, 2002 (Inception) to June 30, 2003

Cash Flows from
Operating Activities
Net loss	$ (2,500)	$ (5,476)

Adjustment to reconcile net loss to net cash used by operations	--	--

Net cash used in operating activities	(2,500)	(5,476)

Cash Flows from Financing Activities
Issuance of common stock	30,000	37,000

Net increase in cash	27,500	31,524

Cash, beginning of period	4,024	0
Cash, end of period	$ 31,524	$ 31,524

Supplemental Disclosure
Interest Paid	$ --	$ --
Taxes Paid	$ --	$ --

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

Note 2 - Stockholder's Equity

On July 30, 2003, the Company approved a forward stock split on the basis of 10 for 1. All references to the number of shares issued and outstanding have been retroactively restated to reflect the forward split.

During June 2003, the Company completed a public offering on Form SB-2 registered under the Securities Act of 1933, as amended. The Company sold 300,000 shares of its $0.001 par value common stock at a price of $0.10 per share for a total amount raised of $30,000.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from August 22, 2002 (inception) through the period ended June 30, 2003 of $(5,476). In addition, the Company's development activities since inception have been financially sustained through equity financing.

THE FLOWER VALET

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 3 - Going concern (continued)

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 4 - Related party transactions

The officer and director of the Company is involved in other business activities and may in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and its other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Item 2. Plan of Operation.

        With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of introduction or completion of our products, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue production and marketing efforts. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

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

Liquidity and Capital Resources

        Since inception, we have financed our cash flow requirements through the issuance of common stock which has resulted in our receipt of $37,000. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

        Over the next twelve months we believe that existing capital and anticipated funds from operations will be sufficient to sustain operations and planned expansion. However, in order to expand our business operations we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

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

Personnel

        As of June 30, 2003, we had only 1 part-time employee, Christine L. Szymarek, who is also our sole officer and director. Ms. Szymarek handles all website construction, maintenance, trouble shooting, etc. We plan to use consultants, attorneys and accountants as necessary and do not plan to engage any full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock. We are currently relying on the employees of LinkShare and our online merchants to perfect deliveries of products and maintain reporting controls. VeriSign has assisted us in our website design and functions, in addition to maintenance, and troubleshooting. Currently, we are able to generate commissions through our website; however have not commenced any advertising. In order to substantially impact our revenues we will require additional personnel. These personnel will be added to our management when funds are available. We anticipate such availability to be after 12 months.

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

Item 3. Controls and Procedures

  Under the supervision and with the participation of our management, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on her evaluation, our sole officer concluded that our disclosure controls and procedures are effective.

  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

        None

Item 2. Changes in Securities.

        During June 2003, the company completed a public offering on Form SB-2 registered under the Securities Act of 1933. The Company sold 300,000 shares of its $0.001 par value common stock at a price of $0.10 per share for a total amount raised of $30,000.

Use of Proceeds From Sales of Registered Securities

        Our Registration Statement on Form SB- 2 (File No. 333-99455), related to our initial public offering, was declared effective by the SEC on December 20, 2002. A total of 1,000,000 maximum and 300,000 minimum shares of our Common Stock was registered with the SEC with an aggregate offering price of $100,000 maximum and $30,000 minimum. All of these shares were registered on our behalf. The offering commenced in June 2003, and the minimum offering amount of 300,000 shares of common stock offered were sold resulting in $30,000 of proceeds to the Company with no commissions paid on funds raised.

        We incurred offering expenses of approximately $4,300 in connection with the offering. Thus the net offering proceeds to us (after deducting offering expenses) were approximately $25,700. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

As of June 30. 2003, none of the net proceeds had been used. The remaining net proceeds remain in the Company's operating account pending future use.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matter to a Vote of Security Holders.

        None

Item 5. Other Information.

        On July 30, 2003, the Company approved a forward stock split on the basis of 10 for 1. All references to the number of shares issued and outstanding have been retroactively restated to reflect the forward split.

Item 6. Exhibits and Reports on Form 8-K.

        Ex 31 -Certification pursuant to Section 302 of the Sarbanes-Oxley Act

        Ex 32 -Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FLOWER VALET

By:/s/ Christine L. Szymarek

Christine L. Szymarek, President

Date: August 4,2003