Form 10QSB/A
period 2003-03-31
FLOWER VALET
filed 2003-08-21
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

*THIS AMENDMENT IS BEING FILED TO INCLUDE THE CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.  THE CERTIFICATION IS ATTACHED HERETO AS EXHIBIT 32.

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

Date: August 21, 2003