Form 10KSB/A
period 2002-12-31
FLOWER VALET
filed 2003-08-22
CIK 1183276

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB/A

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

                                   Dated: August 20, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     OFFICE                   DATE

Christine L. Szymarek    President/Treasurer      August 20, 2003
                         Secretary/Director/
                         Chief Accounting Officer

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