Form 10QSB
period 2002-09-30
FLOWER VALET
filed 2003-10-14
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the quarter ended September 30, 2002	Commission file number 333-99455

THE FLOWER VALET

(Exact name of registrant as specified in its charter)

NEVADA	32-0027992
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2950 E. Flamingo Rd., Suite B-A1
Las Vegas, Nevada	89121
(Address of principal executive offices)	(Zip Code)

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

Yes   X             No

As of September 30, 2002 there were 350,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes           No     X

THE FLOWER VALET

SEPTEMBER 30, 2002

INDEX

PART I - FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements
	Balance Sheet as of September 30, 2002	3
	Statement of Operations for the period August 22, 2002 (Inception) to September 30, 2002	4
	Statement of Cash Flows for the period August 22, 2002 (Inception) to September 30, 2002	5
	Notes to Unaudited Financial Statements	6-9

THE FLOWER VALET

(a Development Stage Company)

BALANCE SHEET

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
September 30, 2002 (unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 4,024

TOTAL CURRENT ASSETS	4,024
$ 4,024

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ 0

TOTAL CURRENT LIABILITIES	0

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value authorized 10,000,000; no shares issued and outstanding as of 9/30/02	0

Common stock, $.001 par value, authorized 100,000,000 shares; 350,000 shares issued and outstanding as of 9/30/02	350

Additional paid-in capital	6,650

(Deficit) accumulated during development stage	(2,976)
TOTAL STOCKHOLDER'S EQUITY	4,024
$ 4,024

The accompanying notes are an integral part of these financial statements.

THE FLOWER VALET

(a Development Stage Company)

STATEMENT OF OPERATIONS

UNAUDITED

For the Period August 22, 2002 (Inception) to September 30, 2002

Revenue	$ 0

EXPENSES
General and Administrative	2,976

TOTAL EXPENSES	2,976

NET (LOSS)	$ (2,976)

Weighted average number of common shares outstanding basic and fully diluted	350,000

Net (loss) per weighted shares-basic and fully diluted	$ (0.00)

The accompanying notes are an integral part of these financial statements.

THE FLOWER VALET

(a Development Stage Company)

STATEMENT OF CASH FLOWS

UNAUDITED

For the Period August 22, 2002 (Inception) to September 30, 2002

Cash Flows from
Operating Activities
Net loss	$ (2,976)

Adjustment to reconcile net loss to net cash used by operations	--

Net cash used in operating activities	(2,976)

Cash Flows from Financing Activities
Issuance of common stock	7,000

Net increase in cash	4,024

Cash, beginning of period	0
Cash, end of period	$ 4,024

Supplemental Disclosure
Interest Paid	$ --
Taxes Paid	$ --

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

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of September 30, 2002.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at September 30, 2002.

THE FLOWER VALET

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

THE FLOWER VALET

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate                  (34.0%)

Valuation reserve                                34.0%

 Total                                                       -%

As of September 30, 2002, the Company has $2,976 net operating loss carry-forward for tax purposes, which will be available to offset future taxable income.

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

THE FLOWER VALET

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 6 - Related party transactions

The Company issued a combined total of 350,000 shares of its $0.001 par value common stock to its director for cash valued at $7,000.

The Company does not lease or rent any property other than the mail box address, which is leased at a value of $180 per annum. Office services are provided without charge by the Company's director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The estimated fair market value for such facilities are estimated to be $600 per annum.

Note 7 - Subsequent Event

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

Subsequent Event

During June 2003, the company completed a public offering on Form SB-2 registered under the Securities Act of 1933. The Company sold 300,000 shares of its $0.001 par value common stock at a price of $0.10 per share for a total amount raised of $30,000.

On July 30, 2003, the Company approved a forward stock split on the basis of 10 for 1.

Personnel

As of September 30, 2002, we had only 1 part-time employee, Christine L. Szymarek, who is also our sole officer and director. Ms. Szymarek handles all website construction, maintenance, trouble shooting, etc. We plan to use consultants, attorneys and accountants as necessary and do not plan to engage any full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock. We are currently relying on the employees of LinkShare and our online merchants to perfect deliveries of products and maintain reporting controls. VeriSign has assisted us in our website design and functions, in addition to maintenance, and troubleshooting. Currently, we are able to generate commissions through our website; however have not commenced any advertising. In order to substantially impact our revenues we will require additional personnel. These personnel will be added to our management when funds are available. We anticipate such availability to be after 12 months.

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

Subsequent Event

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

As of September 30, 2003, none of the net proceeds had been used. The remaining net proceeds remain in the Company's operating account pending future use.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matter to a Vote of Security Holders.

None

Item 5. Other Information.

Subsequent Event

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

By: /s/ Christine L. Szymarek

Christine L. Szymarek, President

Date: October 10, 2003