Form 10QSB
period 2003-09-30
FLOWER VALET
filed 2003-10-29
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the quarter ended September 30, 2003	Commission file number 333-99455

THE FLOWER VALET

(Exact name of registrant as specified in its charter)

NEVADA	32-0027992
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2950 E. Flamingo Rd., Suite B-A1
Las Vegas, Nevada	89121
(Address of principal executive offices)	(Zip Code)

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

Yes   X      No

As of October 29, 2003 there were 6,500,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes         No    X

THE FLOWER VALET

SEPTEMBER 30, 2003

INDEX

PART I - FINANCIAL INFORMATION	Page No.

THE FLOWER VALET

(a Development Stage Company)

BALANCE SHEET

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30, 2003 (unaudited)	December 31, 2002 (audited)
ASSETS

CURRENT ASSETS
Cash
	$ 27,524	$ 4,024

TOTAL CURRENT ASSETS	27,524	4,024
	$ 27,524	$ 4,024

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ 0	$ 0

TOTAL CURRENT LIABILITIES
	0	0

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value authorized 10,000,000; no shares issued and outstanding as of 9/30/03 and 12/31/02
	0	0

Common stock, $.001 par value, authorized 100,000,000 shares; 6,500,000 and 3,500,000 shares issued and outstanding as of 9/30/03 and 12/31/02 retroactively restated.
	6,500	3,500

Additional paid-in capital	30,500	3,500

(Deficit) accumulated during development stage	(9,476)	(2,976)
TOTAL STOCKHOLDER'S EQUITY	27,524	4,024
	$ 27,524	$ 4,024

The accompanying notes are an integral part of these financial statements.

THE FLOWER VALET

(a Development Stage Company)

STATEMENT OF OPERATIONS

UNAUDITED

	Three Months Ended September 30, 2003	For the Period August 22, 2002 to September 30, 2002	Nine Months Ended September 30, 2003	For the Period August 22, 2002 to September 30, 2002	For the Period August 22, 2002 (Inception) to September 30, 2003

Revenue	$ 0	$ 0	$ 0	$ 0	$ 0

EXPENSES
General and Administrative	4,000	2,976	6,500	2,976	9,476

TOTAL EXPENSES	4,000	2,976	6,500	2,976	9,476

NET (LOSS)	$ (4,000)	$ (2,976)	$ (6,500)	$ (2,976)	$ (9,476)

Weighted average number of common shares outstanding basic and fully diluted	6,500,000	3,500,000	6,500,000	3,500,000

Net (loss) per weighted shares-basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

THE FLOWER VALET

(a Development Stage Company)

STATEMENT OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30, 2003	For the Period August 22, 2002 to September 30, 2002	For the Period August 22, 2002 (Inception) to September 30, 2003

Cash Flows from
Operating Activities
Net loss	$ (6,500)	$ (2,976)	$ (9,476)

Adjustment to reconcile net loss to net cash used by operations	0	0	0

Net cash used in operating activities	(6,500)	(2,976)	(9,476)

Cash Flows from Financing Activities
Issuance of common stock	30,000	7,000	37,000

Net increase in cash	23,500	4,024	27,524

Cash, beginning of period	4,024	0	0
Cash, end of period	$ 27,524	$ 4,024	$ 27,524

Supplemental Disclosure
Interest Paid	$ 0	$ 0	$ 0
Taxes Paid	$ 0	$ 0	$ 0

The accompanying notes are an integral part of these financial statements.

THE FLOWER VALET

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Note 2 - Stockholder's Equity

During June 2003, the Company completed a public offering on Form SB-2 registered under the Securities Act of 1933, as amended. The Company sold 300,000 (pre split) shares of its $0.001 par value common stock at a price of $0.10 per share for a total amount raised of $30,000.

On July 30, 2003, the Company approved a forward stock split on the basis of 10 for 1. All references to the number of shares issued and outstanding have been retroactively restated to reflect the forward split.

Note 3 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from August 22, 2002 (inception) through the period ended September 30, 2003 of $9,476. In addition, the Company's development activities since inception have been financially sustained through equity financing.

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

To establish our business plan at the lowest possible cost, we have joined the affiliate program of LinkShare, a private company offering our company the ability to link with online merchant sites. LinkShare's affiliate program is a partnership between our site and an online merchants (that is, a website that sells goods or services). As a result of our agreement with LinkShare we are able to join a merchant's program, providing us the opportunity to link directly to the merchant's site. LinkShare hosts a password-protected website that offers affiliates such as us to choose amongst some 600 merchants. Through the password-protected LinkShare site we can obtain detailed reports about how our links are performing and how much they have earned. Prior to linking to the merchant's site, each merchant must independently review our site and approve our link to their site. We incur no costs associated with either LinkShare or the online merchant, as their revenues, just like ours, are generated through the sale or in some cases traffic driven to the merchant's site. Thus, we do not have any obligations to LinkShare for either past or future business through LinkShare, as any compensation will be paid directly by the merchant.

During the next 12 months we plan to focus our efforts on the development of our marketing program of our website, www.flowervalet.com.

Satisfaction of our cash obligations for the next 12 months. Our plan of operation has provided for us to establish an operational website as soon as practical. We have accomplished the goal of setting up an operational website capable of selling floral products, gifts, and gourmet food items through online merchants. Having established our website as operational, we are evaluating the benefit of advertising in selected periodicals, newspapers, and the Internet through banner advertising.

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

Personnel

As of September 30, 2003, we had only 1 part-time employee, Christine L. Szymarek, who is also our sole officer and director. Ms. Szymarek handles all website design, maintenance, trouble shooting, etc. We plan to use consultants, attorneys and accountants as necessary and do not plan to engage any full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock. We are currently relying on the employees of LinkShare and our online merchants to perfect deliveries of products and maintain reporting controls. VeriSign has assisted us in our website design and functions, in addition to maintenance, and troubleshooting. Currently, we are able to generate commissions through our website; however have not commenced any advertising. In order to substantially impact our revenues we will require additional personnel. These personnel will be added to our management when funds are available. We anticipate such availability to be after 12 months.

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

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

During June 2003, the company completed a public offering on Form SB-2 registered under the Securities Act of 1933. The Company sold 300,000 (pre split) shares of its $0.001 par value common stock at a price of $0.10 per share for a total amount raised of $30,000.

On July 30, 2003, the Company approved a forward stock split on the basis of 10 for 1. All references to the number of shares issued and outstanding have been retroactively restated to reflect the forward split.

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form SB- 2 (File No. 333-99455), related to our initial public offering, was declared effective by the SEC on December 20, 2002. A total of 1,000,000 shares maximum and 300,000 shares minimum of our Common Stock was registered with the SEC with an aggregate offering price of $100,000 maximum and $30,000 minimum. All of these shares were registered on our behalf. The offering commenced in June 2003 and the minimum offering amount of 300,000 shares of common stock offered were sold resulting in $30,000 of proceeds to the Company with no commissions paid on funds raised.

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

As of September 30, 2003, $3,500 of the net proceeds had been used for legal, accounting and transfer agent expenses. The remaining $22,200 of the net proceeds remain in the Company's operating account pending future use.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matter to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

Ex-31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Ex-32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE FLOWER VALET

By:/s/ Christine L. Szymarek

Christine L. Szymarek, President

Date: October 29, 2003