Form 10KSB
period 2003-12-31
FLOWER VALET
filed 2004-02-04
CIK 1183276

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

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

None

(Title if Class)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2003, was 6,500,000 shares, held by 101 stockholders.

The issuer's revenues for its most recent fiscal year ended December 31, 2003 were $ -0-.

The aggregate market value of the 3,000,000 shares of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $30,000 based on a share value of $0.01 as of June 2003. The issuer's common stock has been cleared for trading on the Over-the-Counter Bulletin Board under the symbol "FLWV". As of February 2, 2004, there have been no trades in the issuer's common stock and the common stock remains unpriced.

Transitional Small Business Disclosure Format (check one): Yes ______ No   X

THE FLOWER VALET

(A DEVELOPMENT STAGE COMPANY)

FOR THE FISCAL YEAR ENDED

December 31, 2003

Index to Report

on Form 10-KSB

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

(a) Business Development

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

The Flower Valet has an authorized capitalization of 100,000,000 shares of common stock, $0.001 par value per share, and as of December 31, 2003 there were 6,500,000 shares outstanding. The Flower Valet also has an authorized capitalization of 10,000,000 shares of preferred stock at a par value of $0.001 per share, and as of December 31, 2003 there were no shares outstanding.

On November 6, 2003, The Flower Valet's common stock was cleared for trading on the Over-the-Counter Bulletin Board under the symbol "FLWV". As of February 2, 2004, there have been no trades in The Flower Valet's common stock and the common stock remains unpriced.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with its business. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

(b) Our Business

The Flower Valet is in the development stage to engage in the business of marketing, selling and distributing floral products, gifts and gourmet foods through our website. We are an affiliate of LinkShare, which allows us to operate our website as a portal with various links to online suppliers of floral products, gifts and gourmet foods.

Our website has been initially designed to operate on the basis of an advertising media. Through our planned advertising, initially primarily through word of mouth, we have an expectation of attracting traffic to our website for individuals and corporate entities interested in ordering floral products, gift baskets, gourmet foods, gifts, etc.

Throughout 2003 we intended to use our equity capital to fund our business plan as cash flow from sales was not estimated to be sufficient to satisfy our current needs over the foreseeable future. However, difficulty of locating competent advertising channels within our budget, longer than anticipated website marketing, and a shortfall of funding due to our inability to raise capital in the equity securities market forced us to remain dormant most of the year.

Investors should be particularly aware of the inherent risks associated with our planned Internet business. These risks include the development stage status of the Company and lack of a proven market for our website, lack of equity funding, and our size compared to the size of competitors. There can be no assurance that our efforts to perfect our business plan will be successful. We have no liquidation plans should we be unable to receive additional funding. Should we be unable to implement our business plan, we would investigate all options available to retain value for our stockholders. Among the options that would be considered are:

  acquisition of another product or technology, or

  a merger or acquisition of another business entity.

If no funding is received during the next twelve months, we will be forced to rely on existing cash in the bank. In such a restricted cash flow scenario, we would be unable to expand our business plan steps, and would, instead, delay all cash intensive expansion and marketing activities. Without necessary cash flow, we may be dormant until such time as necessary funds could be raised in the equity securities market or a merger or acquisition candidate can be located. As a result of our inability to attract equity capital and our clearance to begin trading our common stock on the Over-the-Counter Bulletin Board, we have been approached by and aggressively pursued discussions with joint venture partners, equity partners, and potential acquisition and merger candidates, although we have not conducted any formal negotiations. We cannot guarantee that we will acquire or merge with a third party, or that in the event we acquire or merge with a third party, such acquisition or merger will increase the value of our common stock.

In the interim we intend to continue our operations on a cash restricted basis while seeking equity capital to expand advertising and marketing of our website.

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

LinkShare's principal line of business is to create and operate online networks that enable businesses to form commercial relationships by linking their websites to the websites of other businesses. Businesses that join one of LinkShare's networks can:

  find the right websites with which to establish links;

  negotiate the terms of their relationships with the businesses that own those websites; and

  evaluate the success of those relationships.

LinkShare's first network, The LinkShare Network, brings together merchants selling products or services to consumers with website owners willing to promote those products and services on their websites. Merchants who join The LinkShare Network can establish promotional links on thousands of websites owned by independent website publishers who join the network as "affiliates." When a visitor to an affiliate's website clicks through a promotional link to a merchant's site and takes a prescribed action, such as buying a product or completing a form, that merchant pays a commission to that affiliate and to LinkShare.

LinkShare provides the software and operates the systems through which:

  merchants offer to pay commissions to affiliates who agree to carry their promotional links;

  merchants screen affiliates and select those with whom they wish to form a marketing relationship;

  links are created between the websites of merchants and affiliates who form relationships; and

  Internet user traffic through these links is tracked and used to create detailed online reports accessible by both merchants and affiliates.

According to LinkShare, The LinkShare Network currently has over 600 merchants and hundreds of thousands of affiliates.

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

  The product is shipped direct from that merchant;

  The merchant is paid by the visitor to our site who was linked to the merchant's site and became a customer;

  The merchant pays a commission to LinkShare;

  LinkShare sends us a check for our portion, which is a net amount approximating between 6 and 14% of the purchase price of the item acquired by the customer/visitor; and

  LinkShare Network tracks our transactions to generate several reports that allows us to track the efficiency of our site, track the revenues, track the payments to us, etc.

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

Our Affiliate Membership Agreement with LinkShare has provided us the ability to accept link offers by several online merchants. As of the date of this filing, we have established and been approved for links with the following merchants: Harry and David, 1-800-flowers.com, The Franklin Mint, GiftBaskets.com, Hickory Farms, Internet Florist, The Sharper Image, SpencerGifts.com, Tabasco Country Store, Things Remembered, Windsor Vineyards, and 800wine.com. Our geographical limitations for visitors are limited only to having internet access; however our geographical limitations for merchant transactions are based upon limits of where merchants are willing to process and ship the orders for goods and services.

Although our Affiliate Membership Agreement with LinkShare does not prevent us from doing business with vendors or merchants whom are not members of the LinkShare program, we would not have the benefit of LinkShare Network, which tracks our transactions. Additionally, our agreement with LinkShare does not allow us to deal direct with the LinkShare merchants without causing the transaction to go through the LinkShare Network. Since we are allowed, under our agreement with LinkShare, to contract with other merchants, we are exploring the possibility of utilizing other companies who perform the same function as LinkShare.

OUR STRATEGY

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

When financed, we intend to:

  expand our Internet advertising and promotion;

  develop public relations programs; and

  develop and maintain new strategic relationships with Internet companies.

Increase the Number of Online Customers. Our goal is to initially create the online use, by customers, of our website, and then to eventually allow customers to place orders directly through our website. To achieve this goal, we intend to:

  pursue the promotion of our website through web portals and online networks in a cost effective manner;

  expand our online affiliate program, in which we link our website to those of online merchants, thus providing greater product lines to our customers; and

  promote our website in our advertising campaigns, mainly through word of mouth.

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

Risks

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur.

Despite Management's belief that the Company can effectively compete because of its website and affiliation with LinkShare, the Company's ability to succeed will depend upon a number of factors, including its ability to secure funding, its ability to drive traffic to its website, develop and update its website quickly enough to encourage users to increase time spent at the site, and retain marketing and advertising venues in a cost effective manner.

The Company's viability is substantially dependent upon the widespread acceptance and use of the Internet. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or increased governmental regulation could slow or stop the growth of the Internet as a viable medium for online retailers. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, accessibility, taxation and quality of service) remain unresolved and may adversely affect the growth of Internet. The failure to resolve critical issues concerning use of the Internet, the failure of the necessary infrastructure to develop in a timely manner, or the failure of the Internet to continue to develop rapidly as a viable medium would have a material adverse effect on the Company's business, financial condition, operating results and cash flows.

The Company's performance and future operating results are substantially dependent on the continued service and performance of its current Management. The Company intends to hire a relatively small number of additional personnel as its operations increase, if ever. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its essential employees or that it will be able to attract or retain highly-qualified technical and managerial personnel in the future. The loss of the services of the Company's current Management or the inability to attract and retain the necessary personnel could have a material adverse effect upon the Company's business, financial condition, operating results and cash flows.

The current officer, Christine Szymarek, is the sole officer and director of the company and has control in directing the activities of the Company. She is involved in other business activities and may, in the future, become involved in additional business opportunities. If a specific business opportunity becomes available, Mrs. Szymarek may face a conflict of interest. The Company has not formulated a plan to resolve any conflicts that may arise. While the Company and its sole officer and director have not formally adopted a plan to resolve any potential or actual conflicts of interest that exist or that may arise, she has verbally agreed to limit her roles in all other business activities associated with the Internet to roles of passive investor.

While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, there can be no guarantees or assurances that the results anticipated will occur. Investors in the Company should be particularly aware of development or the inherent risks associated with the Company's planned Internet business. These risks include a lack of a proven market for the Company's website, lack of equity funding, and the size of the Company compared to the size of its competitors. Although Management intends to implement its business plan through the foreseeable future and will do its best to mitigate the risks associated with its business plan, there can be no assurance that such efforts will be successful. Management has no liquidation plans should the Company be unable to receive funding. Should the Company be unable to implement its business plan, Management would investigate all options available to retain value for the stockholders. Among the options that would be considered are:

  acquisition of another product or technology,

  or a merger or acquisition of another business entity that has revenue and/or long-term growth potential.

However, there are no pending arrangements, understandings or agreements with outside parties for acquisitions, mergers or any other material transactions.

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

Competition

There are many companies that offer products in the floral, gift, and gourmet food categories. In the floral category, our competitors include:

  retail floral shops, some of which maintain toll-free numbers;

  online floral retailers;

  catalog companies that offer floral products;

  floral telemarketers and wire services; and

  supermarkets and mass merchants with floral departments.

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

Competition is intense and we expect it to increase. Increased competition could result in:

  price reductions, decreased revenue and lower profit margins;

  inability to gain market share;

  loss of market share once, and if, gained; and

  increased marketing expenditures.

As a result of our competition targeting our same market, individuals and corporate entities interested in ordering gift type items which are ordered and delivered with minimal effort, we will only be able to distinguish our services as the result of advertising. Our goal is to determine methods by which we can maximize traffic to our site. We do not anticipate distinguishing our services from other like services available in the market.

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

  import duties and quotas;

  agricultural limitations and restrictions to manage pests and disease;

  changes in trading status;

  economic uncertainties and currency fluctuations;

  severe weather;

  work stoppage;

  foreign government regulations and political unrest; and

  trade restriction, including United States retaliation against foreign trade practices.

In addition to our floral products we also intend to market gift baskets and gourmet foods, which at different times may be in short supply. As a result of our customers having a large choice of the types of products they may choose to send for their special occasions, we do not anticipate supply problems.

Government Regulation

The states may implement taxing legislation, which would affect the way our online merchants collect, or do not collect taxes, which would affect our commission revenue. At present we do not intend to collect sales or other similar taxes in respect of sales and shipments of products in that our affiliate merchants will monitor and collect taxes in the appropriate states. However, various states have sought to impose state sales tax collection obligations on out-of-state direct marketing companies such as ours and those of our affiliate merchants. A successful assertion by one or more of these states that we should collect sales tax on the sale of our products could result in additional costs and corresponding price increases to our customers whether collected by us or our merchant affiliates. Any imposition of state sales and use taxes on products sold over the Internet may decrease customers' demand for products and our commission revenue.

Many governmental regulations may impact the Internet, which could affect our ability to conduct business. Any new law or regulation, or the application or interpretation of existing laws, may decrease the growth in the use of the Internet or our website. We expect there will be an increasing number of laws and regulations pertaining to the Internet in the United States and throughout the world. These laws or regulations may relate to liability for information received from or transmitted over the Internet, online content regulation, user privacy, taxation and quality of products and services sold over the Internet. Moreover, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, copyright, trademark, trade secret, obscenity, libel, employment, personal privacy and other issues is uncertain and developing. This could decrease the demand for our affiliate merchant's products, increase our costs or otherwise adversely affect our business.

In addition, we cannot predict whether new legislation or regulations governing our activities will be enacted by legislative bodies or promulgated by agencies regulating our activities, or what the effect of any such legislation or regulations on our business would be. As a result of our having an office only in the City of Las Vegas, State of Nevada, we are currently only subject to the taxing authority in Clark County, Nevada. We do not have a corporate tax in the State of Nevada. However, we are subject to the laws of the federal government in reference to Federal Trade Commission rules and regulations pertaining to disclosure requirements. The Federal Trade Commission has proposed regulations regarding the collection and use of personal identifying information obtained from individuals when accessing websites, with particular emphasis on access by minors. These regulations may include requirements that we establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information and provide users with the ability to access, correct and delete personal information stored by us. Additionally, we are subject to the anti-fraud common law statutes of any state where we accept customers. In the future, we may be subject to the taxation of our customer's place of residency or place of purchase.

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

As a result of our method of operations and business plan we do not require personnel other than Ms. Szymarek, to conduct our business. In the future we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

ITEM 3.    LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

On November 6, 2003, we were cleared for trading by the National Association of Securities Dealers, Inc. on the Over-the-Counter Bulletin Board under the symbol "FLWV". As of the date of this filing there has been no trades of our common stock.

(b) Holders of Common Stock

As of December 31, 2003, we had 101 shareholders of record of the 6,500,000 shares outstanding.

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

Recent Sales of Registered Securities

During June 2003, we completed a public offering on Form SB-2 registered under the Securities Act of 1933. We sold 300,000 (pre split) shares of $0.001 par value common stock at a price of $0.10 per share for a total amount raised of $30,000.

On July 30, 2003, we approved a forward stock split on the basis of 10 for 1.

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

As of December 31, 2003, $4,000 of the net proceeds had been used for legal, accounting and transfer agent expenses. The remaining $21,700 of the net proceeds remain in the Company's operating account pending future use.

ITEM 6.    PLAN OF OPERATION

This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements primarily as the result of insufficient cash to pursue marketing efforts. The following discussion of our plan of operation should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

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

Revenues will be generated from commissions earned on the various products purchased, whether floral products, gifts, gourmet foods, or some other form of products offered by our online merchants. The commissions vary and are based upon agreements with the different online merchants.

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

To establish our business plan at the lowest possible cost, we have joined the affiliate program of LinkShare, a private company offering our company the ability to link with online merchant sites. LinkShare's affiliate program is a partnership between our site and an online merchant's (that is, a website that sells goods or services). As a result of our agreement with LinkShare we are able to join a merchant's program, providing us the opportunity to link directly to the merchant's site. LinkShare hosts a password-protected website that offers affiliates such as us to choose amongst some 600 merchants. Through the password-protected LinkShare site we can obtain detailed reports about how our links are performing and how much they have earned. Prior to linking to the merchant's site, each merchant must independently review our site and approve our link to their site. We incur no costs associated with either LinkShare or the online merchant, as their revenues, just like ours, are generated through the sale or in some cases traffic driven to the merchant's site. Thus, we do not have any obligations to LinkShare for either past or future business through LinkShare, as any compensation will be paid directly by the merchant.

During the next 12 months we plan to re-assess our business plan, and alternatively seek out other business opportunities. As a result of our lack of revenue generation, we have not been satisfied with our business plan or original plan of operation. In an effort to substantiate stockholder value, we are seeking compatible business opportunities. We can provide no assurance that we will be able to locate compatible business opportunities.

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

Personnel

As of December 31, 2003, we had only 1 part-time employee, Christine L. Szymarek, who is also our sole officer and director. We plan to use consultants, attorneys and accountants as necessary and do not plan to engage any full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock. We are currently relying on the employees of LinkShare and our online merchants to perfect deliveries of products and maintain reporting controls. VeriSign has assisted us in our website design and functions, in addition to maintenance, and troubleshooting. Currently, we are able to generate commissions through our website; however have not commenced any advertising. In order to substantially impact our revenues we will require additional personnel. These personnel will be added to our management when funds are available. We anticipate such availability to be after 12 months.

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

ITEM 8A. CONTROLS AND PROCEDURES

We are a development stage company with no revenues and our sole officer and director has responsibility for our internal controls and procedures over our financial reporting.

We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, revenues, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of our sole officer and director, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, our sole officer and director concluded that, given the Company's limited operations, our disclosure controls and procedures were effective.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name and position of the executive officer and director of the Company. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Positions and Offices held
Christine L. Szymarek	40	President, Secretary, Treasurer and Director

Duties, Responsibilities and Experience

Christine L. Szymarek, age 40, is President, Secretary/Treasurer, Director and founder of the Company from August 22, 2002. From August 2003 to present, Ms. Szymarek has been employed as operations director for LogistiCare, a specialized network transportation manager. From December 2001 to August 2003 Ms. Szymarek worked on developing various business marketing concepts, which included The Flower Valet. Ms. Szymarek currently spends at least 2.5 hours per week on The Flower Valet business. From June 1999 to December 2001, Ms. Szymarek was employed by 7-Eleven, Inc. as a marketing consultant. From September 1990 to April 1999, Ms. Szymarek was employed by United Parcel Service as an operations supervisor.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC

As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports. However, our sole officer and director, Christine L. Szymarek, has elected to voluntarily file Section 16(a) reports. This is not a standing policy of the board of directors and may not continue in the future, until such time as the Company registers its common stock under Section 12 of the Exchange Act.

Audit Committee and Financial Expert

We do not have an Audit Committee, Christine Szymarek, our sole director, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

  Compliance with applicable governmental laws, rules and regulations;

  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

  Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

Our decision to not adopt such a code of ethics results from our having only one officer and director operating as the sole management for the Company. We believe that as a result of the limited interaction which occurs having a sole officer/director for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Christine Szymarek, our sole director, performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources. Additionally, our common stock is registered under Section 15(d) of the Exchange Act, which currently does not subject us to the Proxy rules of the Exchange Act.

ITEM 10.    EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of the Company's executive officer and director during the last fiscal year and the period from August 22, 2002 through December 31, 2002 of the Company.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Positions	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options	Others
Christine L. Szymarek President/Secretary/Treasurer/Director	2003 2002(1)	0 0	0 0	0 0	0 0	0 0	0 0

  For the period from August 22, 2002 through December 31, 2002.

Future Compensation

Ms. Szymarek has agreed to provide services to us for a period of two years without compensation, or until such time as we have raised funds, or generated revenues. Thereafter, her salary would be based upon the funds raised or the magnitude of revenues generated.

Compensation Committee

We do not have a formal Compensation Committee. Christine Szymarek, our sole director, performs some of the functions of a Compensation Committee. Due to the lack of revenues, our lack of payment of any executive compensation and our development stage status, we deemed a Compensation Committee to not be necessary at this time.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2003 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the outstanding common stock and (ii) the sole officer and director of the Company.

Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned
Christine L. Szymarek (2) 2950 E. Flamingo Rd., Ste. B-A1 Las Vegas, NV 89121	3,500,000(2)	54%
Sole Director & Officer and Beneficial Owners as a Group	3,500,000	54%

  As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to Common Stock (i.e., the power to dispose of, or to direct the disposition of, a security).

  The 3,500,000 (post 10:1 forward split) shares of Restricted Common Stock were purchased by Christine L. Szymarek at $0.002 per share.

 ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We do not lease or rent any property other than the mailbox address, which is leased at a value of $180 per annum. Office services are provided without charge by our sole officer and director. Such costs are immaterial to our financial statements and, accordingly, have not been reflected therein. The estimated fair market value for such facilities are estimated to be $600 per annum.

During August of 2002, Ms. Szymarek acquired 3,500,000 (post 10:1 forward split) shares of common stock, at a price of $0.002 per share. Ms. Szymarek is the sole officer, director, shareholder, and promoter of The Flower Valet. The proceeds from the sale of the shares to Ms. Szymarek, $7,000, constituted the initial capitalization of the Company.

On September 1, 2002, Ms. Szymarek executed a "Lock-Up Agreement" pertaining to the 3,500,000 (post 10:1 forward split) shares in anticipation of filing the registration in the State of Nevada. The lock up agreement was effective on September 1, 2002 and continues in effect until the earlier of (i) a period of three years from December 20, 2002, the effective date of the Offering; (ii) when the Company's stock is traded on the NASD "Over-the-Counter Bulletin Board" at an average share price of greater than the price in our prospectus for a minimum of three months; (iii) the Shares are listed on the NASDAQ "Small Cap" or higher market; (iv) the Company has paid the initial purchase price back to the purchasing shareholders in the form of Company dividends; or (v) in accordance with the other terms of the agreement.

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

                Statement of Operations                                                       F-3

                Statement of Changes in Stockholders'                                 F-4

                Statement of Cash Flows                                                     F-5

                Notes to Consolidated Financial Statements                         F-6 - F-10

    2.     During the fiscal year December 31, 2003 the Company filed the following 8-Ks.

                NONE

3. Subsequent to the end of the fiscal year, the Company filed the following reports on Form 8-K

                NONE

4. Exhibits

Exhibit Number	Description
3(i)**	Articles of Incorporation for The Flower Valet
3(ii)**	Bylaws of The Flower Valet
10(a)**	Lock Up Agreement
10(b)**	Office Lease
23*	Consent of Auditor
31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification Pursuant to Section 902 of the Sarbanes-Oxley Act

_____

* Filed herewith.

** Filed in Form SB-2 on September 12, 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Beckstead and Watts, LLP, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2003 and 2002 were $3,500 and $2,000, respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

The Company does not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

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

                                                                                                               THE FLOWER VALET

                                                                                                                By:/S/CHRISTINE L. SZYMAREK

                                                                                                                      Christine L. Szymarek, President/Director

                                                                                                                           Dated: February 2, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

Christine L. Szymarek	President/Treasurer Secretary/Director/ Chief Accounting Officer	February 2, 2004

THE FLOWER VALET

Beckstead and Watts, LLP

Certified Public Accountants

3340 Wynn Road, Suite B

Las Vegas, NV 89102

702.257.1984

702.362.0540 fax

INDEPENDENT AUDITORS' REPORT

January 29, 2004

Board of Directors

The Flower Valet

Las Vegas, NV

We have audited the Balance Sheet of The Flower Valet (the "Company") (A Development Stage Company), as of December 31, 2003 and December 31, 2002 and the related Statement of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2003, December 31, 2002, and the period August 22, 2002 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Flower Valet (A Development Stage Company) as of December 31, 2003 and December 31, 2002, and the related Statement of Operations, Stockholders' Equity, and Cash Flows for the year ended December 31, 2003, December 31, 2002, and the period August 22, 2002 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States.

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

/s/ Beckstead and Watts, LLP

Beckstead and Watts, LLP

The Flower Valet

(a Development Stage Company)

Balance Sheet

	December 31, 2003	December 31, 2002
Assets

Current assets:
Cash	$ 27,024	$ 4,024

Total current assets	27,024	4,024
	$ 27,024	$ 4,024

Liabilities and Stockholder's Equity

Current liabilities:	$ 0	$ 0
Total current liabilities	0	0

Stockholders' equity:

Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding as of 12/31/03 and 12/31/02	0	0

Common stock, $0.001 par value, 100,000,000 shares authorized, 6,500,000 and 3,500,000 shares issued and outstanding as of 12/31/03 and 12/31/02 retroactively restated	6,500	3,500

Additional paid-in capital	30,500	3,500

(Deficit) accumulated during development stage	(9,976)	(2,976)
Total Stockholders' Equity	27,024	4,024

	$ 27,024	$ 4,024

The accompanying notes are an integral part of these financial statements.

The Flower Valet

(a Development Stage Company)

Statement of Operations

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	August 22, 2002 (inception) to December 31, 2003

Revenue	$ 0	$ 0	$ 0

Expenses:
General and administrative expenses	7,000	2,976	9,976
Total expenses	7,000	2,976	9,976

Net (loss)	$ (7,000)	$ (2,976)	$ (9,976)

Weighted average number of common shares outstanding	6,500,000	3,500,000

Net (loss) per share	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

The Flower Valet

(a Development Stage Company)

Statement of Changes in Stockholders' Equity

For the Period August 22, 2002 (Inception) to December 31, 2003

	Common Stock Shares Amount		Additional Paid-in Capital	(Deficit) Accumulated During Development Stage	Total Stockholders' Equity

Balance, August 22, 2002	0	$ 0	$ 0	$ 0	$ 0

Shares issued for cash	3,500,000	350	6,650		7,000

Net (loss) year ended December 31, 2002				(2,976)	(2,976)
Balance, December 31, 2002	3,500,000	350	6,650	(2,976)	4,024

Shares issued for cash	3,000,000	300	29,700		30,000

July 30, 2003 recapitalization adjustment to additional paid-in-capital		5,850	(5,850)		0

Net (loss) year ended December 31, 2003				(7,000)	(7,000)
Balance, December 31, 2003	6,500,000	$ 6,500	$ 30,500	$ (9,976)	$ 27,024

The accompanying notes are an integral part of these financial statements.

The Flower Valet

(a Development Stage Company)

Statement of Cash Flows

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	August 22, 2002 (inception) to December 31, 2003
Cash flows from operating activities
Net (loss)	$ (7,000)	$ (2,976)	$ (9,976)
Net cash used by operating activities	(7,000)	(2,976)	(9,976)

Cash flows from financing activities
Common stock issued	30,000	7,000	37,000
Net cash provided by financing activities	30,000	7,000	37,000

Net increase (decrease) in cash	23,000	4,024	27,024
Cash - beginning	4,024	-	-
Cash - ending	$ 27,024	$ 4,024	$ 27,024

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

Advertising Costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2003.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

The Flower Valet

(a Development Stage Company)

Notes

Impairment of long lived assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2003.

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

The Flower Valet

(a Development Stage Company)

Notes

Recent pronouncements

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

As of December 31, 2003, the Company has $9,976 net operating loss carry-forward for tax purposes, which will be available to offset future taxable income.

Note 3 - Stockholder's equity

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

The Flower Valet

(a Development Stage Company)

Notes

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

Note 4 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from August 22, 2002 (inception) through the period ended December 31, 2003 of $9,976. In addition, the Company's development activities since inception have been financially sustained through equity financing.

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