Form 10QSB
period 2004-03-31
FLOWER VALET
filed 2004-05-13
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2004	Commission file number 333-99455

THE FLOWER VALET

(Exact name of small business issuer as specified in its charter)

NEVADA	32-0027992
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2950 E. Flamingo Rd., Suite B-A1
Las Vegas, Nevada	89121
(Address of principal executive offices)	(Zip Code)

(702) 866-5833

(Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No

As of March 31, 2004 there were 6,500,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes            No     X

THE FLOWER VALET

MARCH 31, 2004

THE FLOWER VALET

(a Development Stage Company)

BALANCE SHEET

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
	March 31, 2004 (unaudited)	December 31, 2003 (audited)
ASSETS

CURRENT ASSETS
Cash	$ 25,024	$ 27,024

TOTAL CURRENT ASSETS	25,024	27,024
	$ 25,024	$ 27,024

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ 0	$ 0

TOTAL CURRENT LIABILITIES	0	0

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value authorized 10,000,000; no shares issued and outstanding as of 3/31/04 and 12/31/03	0	0

Common stock, $.001 par value, authorized 100,000,000 shares; 6,500,000 shares issued and outstanding as of 3/31/04 and 12/31/03 retroactively restated.	6,500	6,500

Additional paid-in capital	30,500	30,500

(Deficit) accumulated during development stage	(11,976)	(9,976)
TOTAL STOCKHOLDER'S EQUITY	25,024	27,024
	$ 25,024	$ 27,024

The accompanying notes are an integral part of these financial statements.

THE FLOWER VALET

(a Development Stage Company)

STATEMENT OF OPERATIONS

UNAUDITED

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	For the Period August 22, 2002 (Inception) to March 31, 2004

Revenue	$ 0	$ 0	$ 0

EXPENSES
General and Administrative	2,000	2,000	11,976

TOTAL EXPENSES	2,000	2,000	11,976

NET (LOSS)	$ (2,000)	$ (2,000)	$ (11,976)

Weighted average number of common shares outstanding basic and fully diluted	6,500,000	3,500,000

Net (loss) per weighted shares-basic and fully diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

THE FLOWER VALET

(a Development Stage Company)

STATEMENT OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	For the Period August 22, 2002 (Inception) to March 31, 2004

Cash Flows from
Operating Activities
Net loss	$ (2,000)	$ (2,000)	$ (11,976)

Adjustment to reconcile net loss to net cash used by operations	0	0	0

Net cash used in operating activities	(2,000)	(2,000)	(11,976)

Cash Flows from Financing Activities
Issuance of common stock	0	0	37,000

Net increase in cash	(2,000)	(2,000)	25,024

Cash, beginning of period	27,024	4,024	0
Cash, end of period	$ 25,024	$ 2,024	$ 25,024

Supplemental Disclosure
Interest Paid	$ 0	$ 0	$ 0
Taxes Paid	$ 0	$ 0	$ 0

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2003 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from August 22, 2002 (inception) through the period ended March 31, 2004 of $11,976. In addition, the Company's development activities since inception have been financially sustained through equity financing.

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

Personnel

As of March 31, 2004, we had only 1 part-time employee, Christine L. Szymarek, who is also our sole officer and director. We plan to use consultants, attorneys and accountants as necessary and do not plan to engage any full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock. We are currently relying on the employees of LinkShare and our online merchants to perfect deliveries of products and maintain reporting controls. VeriSign has assisted us in our website design and functions, in addition to maintenance, and troubleshooting. Currently, we are able to generate commissions through our website; however have not commenced any advertising. In order to substantially impact our revenues we will require additional personnel. These personnel will be added to our management when funds are available. We anticipate such availability to be after 12 months.

Going Concern

The condensed financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with production and marketing. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Item 3. Controls and Procedures

Under the supervision and with the participation of our sole officer and director, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within 90 days prior to the filing date of this report. Based on her evaluation, our sole officer concluded that our disclosure controls and procedures are effective.

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

As of March 31, 2004, $6,000 of the net proceeds had been used for legal, accounting and transfer agent expenses. The remaining $19,700 of the net proceeds remain in the Company's operating account pending future use.

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

By:/s/ Christine L. Sazmarek

Christine L. Szymarek, President

Date: May 12, 2004