Form 10QSB
period 2004-06-30
FLOWER VALET
filed 2004-08-12
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2004	Commission file number 333-99455

THE FLOWER VALET

(Exact name of small business issuer as specified in its charter)

NEVADA	32-0027992
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2950 E. Flamingo Rd., Suite B-A1
Las Vegas, Nevada	89121
(Address of principal executive offices)	(Zip Code)

(702) 866-5833

(Issuer's telephone number)

        Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X      No

        As of June 30, 2004 there were 6,500,000 shares of common stock outstanding.

        Transitional Small Business Disclosure Format (check one)

    Yes         No X

THE FLOWER VALET

JUNE 30, 2004

INDEX

PART I - FINANCIAL INFORMATION	Page No.(s)

PART II - OTHER INFORMATION

THE FLOWER VALET

(a Development Stage Company)

BALANCE SHEET

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

	June 30, 2004 (unaudited)	December 31, 2003 (audited)
ASSETS

CURRENT ASSETS
Cash	$ 24,323	$ 27,024

TOTAL CURRENT ASSETS	24,323	27,024
	$ 24,323	$ 27,024

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ 0	$ 0

TOTAL CURRENT LIABILITIES	0	0

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value authorized 10,000,000; no shares issued and outstanding as of 6/30/04 and 12/31/03
	0	0

Common stock, $.001 par value, authorized 100,000,000 shares; 6,500,000 shares issued and outstanding as of 6/30/04 and 12/31/03 retroactively restated.
	6,500	6,500

Additional paid-in capital	30,500	30,500

(Deficit) accumulated during development stage	(12,677)	(9,976)
TOTAL STOCKHOLDER'S EQUITY	24,323	27,024
	$ 24,323	$ 27,024

The accompanying notes are an integral part of these financial statements.

THE FLOWER VALET

(a Development Stage Company)

STATEMENT OF OPERATIONS

UNAUDITED

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	For the Period August 22, 2002 (Inception) to June 30, 2004

Revenue	$ 49	$ 0	$ 49	$ 0	$ 49

EXPENSES
General and Administrative	750	500	2,750	2,500	12,726

TOTAL EXPENSES	750	500	2,750	2,500	12,726

NET (LOSS)	$ (701)	$ (500)	$ (2,701)	$ (2,500)	$ (12,677)

Weighted average number of common shares outstanding basic and fully diluted	6,500,000	6,500,000	6,500,000	6,500,000

Net (loss) per weighted shares- basic and fully diluted	$ (0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

THE FLOWER VALET

(a Development Stage Company)

STATEMENT OF CASH FLOWS

UNAUDITED

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	For the Period August 22, 2002 (Inception) to June 30, 2004

Cash Flows from
Operating Activities
Net loss	$ (2,701)	$ (2,500)	$ (12,677)

Adjustment to reconcile net loss to net cash used by operations	0	0	0

Net cash used in operating activities	(2,701)	(2,500)	(12,677)

Cash Flows from Financing Activities
Issuance of common stock	0	30,000	37,000

Net increase in cash	(2,701)	27,500	24,323

Cash, beginning of period	27,024	4,024	0
Cash, end of period	$ 24,323	$ 31,524	$ 24,323

Supplemental Disclosure
Interest Paid	$ 0	$ 0	$ 0
Taxes Paid	$ 0	$ 0	$ 0

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from August 22, 2002 (inception) through the period ended June 30, 2004 of $12,677. In addition, the Company's development activities since inception have been financially sustained through equity financing.

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

Overview

        We were formed to engage in the business of marketing, selling and distributing floral products, gifts and gourmet foods through our website, www.flowervalet.com. As a result of our limited operations, we have not generated any significant revenues. However, we anticipate generating revenues from our website, which will primarily consist of commissions paid to us from online suppliers that complete sales from consumers that are forwarded to their website by our link.

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

Personnel

        As of June 30, 2004, we had only 1 part-time employee, Christine L. Szymarek, who is also our sole officer and director. We plan to use consultants, attorneys and accountants as necessary and do not plan to engage any full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock. We are currently relying on the employees of LinkShare and our online merchants to perfect deliveries of products and maintain reporting controls. VeriSign has assisted us in our website design and functions, in addition to maintenance, and troubleshooting. Currently, we are able to generate commissions through our website; however have not commenced any advertising. In order to substantially impact our revenues we will require additional personnel. These personnel will be added to our management when funds are available. We anticipate such availability to be after 12 months.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

We are a development stage company, recently organized and have minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

        We were incorporated in August of 2002 to engage in the business of marketing, selling and distributing floral products, gifts and gourmet foods through our website. As a result of our recent start up The Flower Valet has yet to generate significant revenues from operations and has been focused on organizational, start-up, and market analysis activities since we incorporated. Although we have used our website to sell floral products, gifts and gourmet foods, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably

At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

        Because the nature of our business is expected to change as a result of shifts in the market, competition, and the development of new and improved ways to market products over the internet, management forecasts are not necessarily indicative of future operations and should not be relied upon as an indication of future performance.

        While Management believes its estimates of projected occurrences and events are within the timetable of its business plan, our actual results may differ substantially from those that are currently anticipated.

Because our common stock is deemed a low-priced "Penny" stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

        Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

  Deliver to the customer, and obtain a written receipt for, a disclosure document;

  Disclose certain price information about the stock;

  Disclose the amount of compensation received by the broker-dealer or any associated person of the   broker-dealer;

  Send monthly statements to customers with market and price information about the penny stock; and

  In some circumstances, approve the purchaser's account under certain standards and deliver written statements to the customer with information  specified in the rules.

        Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

We will need additional capital in the future to finance our business operations, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

        We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity are only sufficient enough to fund our operations through December 31, 2004. After that time we will need to raise additional funds to fund our operations, to fund our anticipated reserve replacement needs and implement our growth strategy, or to respond to competitive pressures and/or perceived opportunities.

        If operating difficulties or other factors, many of which are beyond our control, cause our revenues or cash flows from operations, if any, to decrease, we may be limited in our ability to spend the capital necessary to complete our development, marketing and operation plan. If our resources or cash flows do not rapidly commence, we will require additional financing, in addition to anticipated cash generated from our operations, to fund our planned growth. Additional financing might not be available on terms favorable to us, or at all. If adequate funds were not available or were not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our business or otherwise respond to competitive pressures would be significantly limited.

        If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced, and these newly issued securities might have rights, preferences or privileges senior to those of existing stockholders.

We are significantly dependent on our sole officer and director, who has limited experience. The loss or unavailability to the Flower Valet of Ms. Szymarek's services would have an adverse effect on our business, operations and prospects.

        Our business plan is significantly dependent upon the abilities and continued participation of Christine L. Szymarek, our sole officer and director. Although Ms. Szymarek is not irreplaceable it would be difficult to replace Ms. Szymarek at such an early stage of development of the Flower Valet. The loss by or unavailability to the Flower Valet of Ms. Szymarek's services would have an adverse effect on our business, operations and prospects. There can be no assurance that we would be able to locate or employ personnel to replace Ms. Szymarek, should her services be discontinued. In the event that we are unable to locate or employ personnel to replace Ms. Szymarek, then, in that event we would be required to cease pursuing our business opportunity.

Ms. Szymarek is involved with other businesses and there can be no assurance that she will continue to provide services to us. Ms. Szymarek's limited time devotion to the Flower Valet could have an adverse effect on our operations.

        As compared to many other public companies, we do not have the depth of managerial or technical personnel. Ms. Szymarek is involved with other businesses and there can be no assurance that she will continue to provide services to us. Ms. Szymarek will devote only a portion, less than 10 hours per month, of her time to our activities. As our sole officer and director, decisions are made at her sole discretion and not as a result of compromise or vote by members of a board.

We will require additional financing in order to implement our marketing plan.

        Due to our start-up nature, we will have to incur the costs of developing professional marketing materials, hiring new employees and commencing marketing activities for our business development. To fully implement our business plan we will require substantial additional funding. If successful, will only enable us to maintain minimum operations and working capital requirements and will assist us in further developing our initial business operations.

        We will need to raise additional funds to expand our operations. We plan to raise additional funds through a private placement, registered offering, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders may lose part or all of their investment.

Our auditor's report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

        As a result of our deficiency in working capital at December 31, 2003 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek additional funding through this offering and future equity private placements or debt facilities.

Going Concern

        The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position may be inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Item 3. Controls and Procedures

        We are a development stage company with no revenues and during the period covered by this quarterly report, our board of directors had responsibility for our internal controls and procedures over our financial reporting.

        We have implemented and maintain disclosure controls and procedures which consist of: the control environment, risk assessment, control activities, information and communication and monitoring. Our scope of internal control therefore extends to policies, plans procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, expenses, and operations. These controls and procedures are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules.

        There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect the controls subsequent to the date of the evaluation referenced below.

        Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision of Christine L. Szymarek, our President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, Ms. Szymarek concluded that, given the Company's limited operations, our disclosure controls and procedures were effective.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities.

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

        As of June 30, 2004, $6,000 of the net proceeds had been used for legal, accounting and transfer agent expenses. The remaining $19,700 of the net proceeds remain in the Company's operating account pending future use.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matter to a Vote of Security Holders.

        None.

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

     (On behalf of the registrant and as

     principal accounting officer)

Date: August 11, 2004