Form 10QSB
period 2004-09-30
FLOWER VALET
filed 2004-11-15
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2004	Commission file number 333-99455

THE FLOWER VALET

(Exact name of small business issuer as specified in its charter)

NEVADA	32-0027992
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2950 E. Flamingo Rd., Suite B-A1
Las Vegas, Nevada	89121
(Address of principal executive offices)	(Zip Code)

(702) 866-5833

(Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No

As of September 30, 2004 there were 6,500,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes          No      X

THE FLOWER VALET

(a Development Stage Company)

BALANCE SHEET

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
September 30, 2004 (unaudited)
ASSETS

CURRENT ASSETS
Cash	$ 23,573

TOTAL CURRENT ASSETS	23,573
$ 23,573

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES	$ 0

TOTAL CURRENT LIABILITIES	0

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value authorized 10,000,000; no shares issued and outstanding as of 6/30/04 and 12/31/03	0

Common stock, $.001 par value, authorized 100,000,000 shares; 6,500,000 shares issued and outstanding as of 9/30/04.	6,500

Additional paid-in capital	30,500

(Deficit) accumulated during development stage	(13,427)
TOTAL STOCKHOLDERS' EQUITY	23,573
$ 23,573

The accompanying notes are an integral part of these financial statements.

THE FLOWER VALET

(a Development Stage Company)

STATEMENT OF OPERATIONS

UNAUDITED
	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	For the Period August 22, 2002 (Inception) to September 30, 2004

Revenue	$ 0	$ 0	$ 49	$ 0	$ 49

EXPENSES
General and Administrative	750	4,000	3,500	6,500	13,476

TOTAL EXPENSES	750	4,000	3,500	6,500	13,476

NET (LOSS)	$ (750)	$ (4,000)	$ (3,451)	$ (6,500)	$ (13,427)

Weighted average number of common shares outstanding basic and fully diluted	6,500,000	6,500,000	6,500,000	6,500,000

Net (loss) per weighted shares-basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

THE FLOWER VALET

(a Development Stage Company)

STATEMENT OF CASH FLOWS

UNAUDITED

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	For the Period August 22, 2002 (Inception) to September 30, 2004

Cash Flows from
Operating Activities
Net loss	$ (3,451)	$ (6,500)	$ (13,427)

Adjustment to reconcile net loss to net cash used by operations	0	0	0

Net cash used in operating activities	(3,451)	(6,500)	(13,427)

Cash Flows from Financing Activities
Issuance of common stock	0	30,000	37,000

Net increase in cash	(3,451)	23,500	23,573

Cash, beginning of period	27,024	4,024	0
Cash, end of period	$ 23,573	$ 27,524	$ 23,573

Supplemental Disclosure
Interest Paid	$ 0	$ 0	$ 0
Taxes Paid	$ 0	$ 0	$ 0

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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and, accordingly, has not yet generated any significant revenues from operations. Since its inception, the Company has been engaged substantially in financing activities, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from August 22, 2002 (inception) through the period ended September 30, 2004 of $13,427. In addition, the Company's development activities since inception have been financially sustained through equity financing.

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

Personnel

As of September 30, 2004, we had only 1 part-time employee, Christine L. Szymarek, who is also our sole officer and director. We plan to use consultants, attorneys and accountants as necessary and do not plan to engage any full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock. We are currently relying on the employees of LinkShare and our online merchants to perfect deliveries of products and maintain reporting controls. VeriSign has assisted us in our website design and functions, in addition to maintenance, and troubleshooting. Currently, we are able to generate commissions through our website; however have not commenced any advertising. In order to substantially impact our revenues we will require additional personnel. These personnel will be added to our management when funds are available. We anticipate such availability to be after 12 months.

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

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity are only sufficient enough to fund our operations through June 30, 2005. After that time we will need to raise additional funds to fund our operations, or to respond to competitive pressures and/or perceived opportunities.

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

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the Company's sole officer evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the Company's sole officer concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

As of September 30, 2004, $6,000 of the net proceeds had been used for legal, accounting and transfer agent expenses. The remaining $19,700 of the net proceeds remain in the Company's operating account pending future use.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matter to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

Date: November 11, 2004