Form 10KSB
period 2004-12-31
SKY PETROLEUM, INC.
filed 2005-03-31
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-99455

SKY PETROLEUM, INC

(Exact name of registrant as specified in its charter)

(Formerly SEASIDE EXPLORATION, INC.)

Nevada	32-0027992
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

108 Wild Basin Road
Austin, Texas	78746
(Address of principal executive offices)	(zip code)

Issuer's Telephone Number: (780) 443-3014

Securities registered under Section 12(b) of the Exchange Act:

None

(Title if Class)

Securities registered under Section 12(g) of the Exchange Act:

None

(Title if Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X       No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year ended December 31, 2004. $-0-

The aggregate market value of the 3,000,000 shares of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was $30,000 based on a share value of $0.01 as of June 2003. As of the date of the filing of this 10-KSB there has been no trades of our common stock on the Over-the-Counter Bulletin Board.

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2004, was 6,500,000 shares, held by 79 stockholders.

Transitional Small Business Disclosure Format (check one): Yes ____ No    X

SKY PETROLEUM

(FORMERLY SEASIDE EXPLORATION, INC.)

(A DEVELOPMENT STAGE COMPANY)

FOR THE FISCAL YEAR ENDED

December 31, 2004

Index to Report

on Form 10-KSB

This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and we do not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Plan of Operation" under Item 6.

In this filing references to "Company," "we," "our," and/or "us," refers to Sky Petroleum, Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. Our cash position may be inadequate to pay all of the costs associated with our operations. We have incurred losses of $30,458 since inception. Our management intends to use borrowings and security sales to mitigate the effects of its cash position, however, no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

(a) Business Development

Sky Petroleum, Inc., (formerly Seaside Exploration, Inc.), a Nevada corporation, is a development stage company incorporated in Nevada in August of 2002 as the Flower Valet. We were formed to engage in the business of marketing, selling and distributing floral products, gifts and gourmet foods through our website, www.flowervalet.com.

On December 20, 2004, at the annual meeting of stockholders, our stockholders approved an amendment to our Articles of Incorporation, changing our name from The Flower Valet to Seaside Exploration, Inc. Subsequently, on March 28, 2005, we changed our name from Seaside Exploration, Inc. to Sky Petroleum, Inc. Copies of the certificate of amendments to the articles of incorporation are attached hereto as exhibits 3(i)(a) and 3(i)(b).

On March 28, 2005, we changed our authorized capitalization from 100,000,000 shares of common stock, $0.001 par value per share, to 150,000,000. A copy of the certificate of amendment to the articles of incorporation are attached hereto as exhibits 3(i)(b). As of December 31, 2004 there were 6,500,000 shares outstanding. We have an authorized capitalization of 10,000,000 shares of preferred stock at a par value of $0.001 per share, and as of December 31, 2004 there were no shares outstanding.

Subsequent Event

On March 28, 2005, the date of record, our Board of Directors approved a 4 to 1 forward stock-split of our issued and outstanding shares of common stock. The forward stock-split increased our number of shares outstanding from 6,500,000 to roughly 26,000,000 shares outstanding.

(b) Our Business

On September 3, 2002, we became an affiliate of LinkShare, which allows us to operate our website as a portal with various links to online suppliers of floral products, gifts and gourmet foods. Although this affiliation with LinkShare allows us immediate online access to numerous vendors, we are highly dependent upon LinkShare to provide a link from our website to the website of our vendors. Additionally, we are highly dependent on LinkShare to track the traffic from our visitors and the sales from our customers. As a result of our recent formation, we have not generated any meaningful revenues.

Change in Business Direction

As a result of our lack of significant revenue generation and the extremely competitive environment for web based product sales similar to our existing business, we have not been satisfied with our business plan or original plan of operation. Over the next 12 months we plan to re-assess our business plan and alternatively seek out other business opportunities in the oil and gas industry capable of increasing stockholder value. Consistent with this plan, subsequent to year end we have had several discussions with companies in the oil and gas industry regarding potential business opportunities. However, at this time we have not entered into any definitive agreements. When, and if we ever enter into a definitive agreement we will file a Form 8-K discussing thee agreement.

On December 20, 2004, during our annual stockholder's meeting, our stockholders elected Daniel Meyer as our new sole director. Further, Mr. Meyer became our sole officer, which is anticipated to cause a change in management direction.

We have not totally abandoned our prior business plan and our website is still in operation. However, we plan to locate and negotiate with an established business entity for the merger/acquisition of a target business or alternatively joint venture with an established company in the oil and gas industry. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

A business entity, if any, which may be interested in a business combination with us may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish to gain an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

We are engaged in seeking an acquisition, locating a new business opportunity, finding a business partner, or locating a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company. However, we initially plan to focus on opportunities and businesses in the oil and gas industry.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Our management, in all likelihood will not be experienced in matters relating to the business of a target business and will rely solely upon its own efforts in accomplishing our business purposes. Outside consultants or advisors may be utilized by us to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as we have limited cash assets with which to pay such obligation.

The analysis of new business opportunities will be undertaken by, or under the supervision of our recently elected officer and recently nominated director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as:

  the available technical, financial and managerial resources;

  the availability of audited financial statements;

  working capital and other financial requirements;

  history of operations, if any;

  prospects for the future;

  nature of present and expected competition;

  the quality and experience of management services which may be available and the depth of that management;

  the potential for further research & development;

  specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;

  the potential for growth or expansion;

  the potential for profit;

  the perceived public recognition or acceptance of products, services, or trades;

  name identification; and

  other relevant factors.

  Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

  Following a business combination we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

  A potential target business may have an agreement with a consultant or advisor, providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

  In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, our present management and stockholders may no longer be in control of us. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, appoint one or more new officers and directors.

  It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

  While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

  With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of us which target business stockholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholders may hold a lesser percentage ownership interest in us following any merger or acquisition. Any merger or acquisition effected by us may have a dilutive effect on the percentage of shares held by our stockholders at such time.

  No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

  As of the date hereof, management has not made any final decision concerning or entered into any definitive agreements for a business combination or other transaction. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Annual Report are advised to determine if we have subsequently filed a Form 8-K.

  We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms in various industries seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for our stockholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

  OTC:BB Symbol Change

  On December 31, 2004, in connection the name change to Seaside Exploration, Inc., our OTC:BB trading symbol changed to "SSDX", subsequently on March 28, 2005, in conjunction with the name change to Sky Petroleum, Inc. and 4:1 forward stock split we applied for a symbol change with OTC:BB. As of the date of this filing our trading symbol has not been changed.

  Employees

  We are a development stage company and currently have one part time employee, which is Daniel F. Meyer, our sole officer and director. We look to Mr. Meyer for his entrepreneurial skills and talents. We plan to use consultants, attorneys and accountants as necessary and do not plan to engage any full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation likely would include the right to acquire our stock which would dilute the ownership interest of holders of existing shares of our common stock. In order to substantially impact our revenues we will require additional personnel. These personnel will be added to our management when funds are available. We anticipate such availability to be after 12 months.

  Risk Management Insurance

  We do not maintain a liability insurance program as we have not commenced the distribution of products to the general public or others, except by way of products sold by online merchants, affiliates or LinkShare.

  ITEM 2. DESCRIPTION OF PROPERTY

  We currently maintain a mailing address at 108 Wild Basin Road, Austin, Texas 78746. Additionally, Mr. Meyer, our sole officer and director, occasionally will utilize his home to conduct business on our behalf. Mr. Meyer does not receive any remuneration for the use of her home or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

  As a result of our method of operations and business plan we do not require personnel other than Mr. Meyer, to conduct our business. In the future we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

  ITEM 3. LEGAL PROCEEDINGS

  We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Annual Meeting of Stockholders

  We held our annual meeting of stockholders on December 20, 2004. Business conducted at the meeting included the following:

    To elect a new director to serve until the next annual meeting or until his successors are elected and qualified; Daniel F. Meyer was elected to serve as our sole director.

    To amend our Articles of Incorporation to change our name to Seaside Exploration, Inc.;

    To confirm the reaffirmation of Beckstead & Watts LLP as our independent auditors;

    To schedule the next annual meeting of stockholders.

  Each share of Common Stock was entitled to one vote. Only stockholders of record at the close of business on December 8, 2004 were entitled to vote. The number of outstanding shares at the time was 6,500,000 held by approximately 79 stockholders. The required quorum of stockholders was present at this meeting.

  Subsequent Event

  On March 28, 2005, we changed our name from Seaside Exploration, Inc. to Sky Petroleum, Inc., increased the authorized shares of common stock from 100,000,000 to 150,000,000 $0.001 par value per shares and authorized a 4:1 forward stock split of our $0.001 par value common stock. The name change and authorized shares change was effected through an amendment to our articles of incorporation and approved by the board of directors and by a majority consent of our stockholders. A copy of the certificate of amendment to the articles of incorporation is attached herewith as exhibit 3(i)(b).

  PART II

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Market Information

  Since November 6, 2003, we have been eligible to participate in the OTC Bulletin Board, an electronic quotation medium for securities traded outside of the Nasdaq Stock Market, and prices for our common stock were published on the OTC Bulletin under the trading symbol "FLWV" through December 30, 2004. On December 31, 2004, our OTC:BB symbol changed to "SSDX", subsequently on March 28, 2005, in conjunction with the name change to Sky Petroleum, we applied for a symbol change with the OTC:BB. As of the date of this filing the symbol has not been changed. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of the date of this filing there has been no trades of our common stock. The following table sets forth the quarterly high and low bid prices for our Common Stock since November 6, 2003, our last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	2004		2003
	High	Low	High (1)	Low (1)
1st Quarter	$0.51	$0.00	Not Trading	Not Trading
2nd Quarter	$0.51	$0.10	Not Trading	Not Trading
3rd Quarter	$0.50	$0.50	Not Trading	Not Trading
4th Quarter	$0.50	$0.15	$0.00	$0.00

  (1) We were eligible for quotation on the OTC Bulletin Board ay November 6, 2003.

  (b) Holders of Common Stock

  As of December 31, 2004, we had 79 shareholders of record of the 6,500,000 shares outstanding.

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

  Use of Proceeds From Sales of Registered Securities

  Our Registration Statement on Form SB- 2 (File No. 333-99455), related to our initial public offering, was declared effective by the SEC on December 20, 2002. A total of 1,000,000 shares maximum and 300,000 shares minimum of our Common Stock was registered with the SEC with an aggregate offering price of $100,000 maximum and $30,000 minimum. All of these shares were registered on our behalf. The offering commenced in June 2003 and the minimum offering amount of 300,000 shares of common stock offered were sold resulting in $30,000 of proceeds to us with no commissions paid on funds raised.

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

  As of December 31, 2004, $15,158 of the net proceeds had been used for legal, accounting and transfer agent expenses. The remaining $6,542 of the net proceeds remain in our operating account pending future use.

  Stock Split and Increase in Authorized Capital Stock

  Subsequent Event

  On March 28, 2005, our Board of Directors approved a four for one forward stock-split of our issued and outstanding shares of common stock. The forward stock-split will increase our number of shares outstanding from 6,500,000 to approximately 26,000,000.

  In conjunction with the forward stock-split, we increased our authorized shares of common stock from 100 million shares to 150 million shares, $0.001 par value per share. A copy of the Certificate of Change is filed herewith as Exhibit 3(i)(b).

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

  Overview

  We were formed to engage in the business of marketing, selling and distributing floral products, gifts and gourmet foods through our website, www.flowervalet.com. As a result of our limited operations, we have not generated any meaningful. We are currently seeking potential alternative business opportunities in the oil and gas industry in conjunction with evaluating our current business plan.

  Since our incorporation in August 22, 2002 through December 31, 2004, we have generated no revenues with a net loss of $30,458. Our recent activities include organization of the Company, and the determination of the viability of our business model. As a result of our determination of the potential lack of viability of the business model, and our lack of capital to pursue the business model, we have decided to seek other business alternatives initially in the oil and gas industry.

  On December 20, 2004, at our annual stockholder's meeting, our stockholders voted in new management. As a result of our new management, we anticipate a change in our business direction as referenced below under "Plan of Operation".

  Satisfaction of our cash obligations for the next 12 months. Our plan of operation has provided for us to establish a marketing venue for the sale of floral products, gifts, and gourmet food items through online merchants. We capitalized our company with $7,000 from Christine Szymarek our former officer and director. We subsequently raised $30,000 from a direct offering registration. After covering costs related to our start up business operations, as of December 31, 2004, we had cash remaining of $6,452. We do not believe that the available cash will satisfy our cash obligations for the next twelve months. We believe that we will require at least $30,000 to continue our existence, which sum would not include sufficient capital to continue with any significant business opportunity. We have included in our recent business plan the concept of seeking, either venture partners, merger candidates, or other means of perfecting a business opportunity in the oil and gas industry . When, and if we find an opportunity in the oil and gas industry we anticipate the need for substantial additional funs.

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

  Significant changes in number of employees. We currently do not have any full-time employees, and until we either obtain sufficient capital to pursue our business plan, or either acquire a business with sufficient cash, or merge with such a company, we will not require new employees.

  Plan of Operation

  Change in Business Direction

  As a result of our lack of meaningful revenue generation and the extremely competitive environment for web based sales, we have not been satisfied with our business plan or original plan of operation. We plan to re-assess our business plan and seek out other business opportunities in the oil and gas industry capable of increasing stockholder value.

  We plan to locate and negotiate with a business entity for the merger of a target business into us or a joint venture opportunity with such entity. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

  Management is actively engaged in seeking a qualified company as a candidate for a business combination or other transaction. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict what will be the industry, operating history, revenues, future prospects or other characteristics of any target company.

  As of the date hereof, management has not made any final decision concerning or entered into any definitive agreements for a business combination or other transaction. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K.

  Liquidity and Capital Resources

  A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate enough positive internal operating cash flow until such time as we can generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

  Since inception, we have financed our cash flow requirements through the issuance of common stock, which has resulted in our receipt of $37,000. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

  Subsequent Event

  On January 7, 2005 and March 12, 2005, we entered into two Demand Promissory Notes with Harbin Corporation for the principal amount of $100,000 for each note with interest thereon at 8% per annum.

  Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and planned expansion. Consequently, we will be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on our financial condition and our Stockholders.

  We anticipate incurring operating losses over the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies searching for opportunities in the oil and gas industry. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

  As of December 31, 2004, we had assets of $6,542 and $0 in liabilities. Resulting in a stockholder's equity of $6,542.

  FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

  We are a development stage company and have minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

  We were incorporated in August of 2002 to engage in the business of marketing, selling and distributing floral products, gifts and gourmet foods through our website. We have yet to generate significant revenues from operations and have been focused on organizational, start-up, and market analysis activities since we incorporated. Although we have used our website to sell floral products, gifts and gourmet foods, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. On December 20, 2004, at our annual stockholder's meeting, our stockholders voted to change our management in addition to our name to Seaside Exploration, Inc., subsequently on March 28, 2005 we changed our name to Sky Petroleum, Inc. We anticipate the change in management to assist us in actively seeking new business opportunities.

  We are an insignificant participant in the business of seeking mergers wherein a large number of established and well financed entities are our competitors.

  We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies, which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

  We changed our management on December 20, 2004 and are unsure of the effect on our ability to operate.

  On December 20, 2004, at our annual stockholder's meeting, our stockholders voted for Daniel Meyer to become our sole director. Additionally, as a result of his position as our sole director, Mr. Meyer was elected as our sole office. Although Mr. Meyer has experience in business matters, we are unsure as to whether Mr. Meyer will provide a positive benefit to us in light of our current financial position.

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

  We will need additional capital in the future to finance our operations, which we may not be able to raise or it may only be available on terms unfavorable to us or our stockholders, which may result in our inability to fund our working capital requirements and harm our operational results.

  We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity are only sufficient enough to fund our operations through June 30, 2005. After that time we may need to raise additional funds to fund our operations.

  If operating difficulties or other factors, many of which are beyond our control, because our revenues or cash flows from operations, if any, to decrease, we may be limited in our ability to spend the capital necessary to complete our revised business plan. If our resources or cash flows do not rapidly commence, we will require additional financing to fund our planned growth.

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

  As a result of our deficiency in working capital at December 31, 2004 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek merger or acquisition candidates, seek additional funding through future equity private placements or debt facilities.

  Going Concern

  The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. As a result, we incurred accumulated net losses from August 22, 2002 (inception) through the period ended December 31, 2004 of $30,458. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

  Off-Balance Sheet Arrangements

  We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

  ITEM 7. FINANCIAL STATEMENTS

  See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-10 of this Form 10-KSB.

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  We have not had any disagreements with our independent auditor on accounting or financial disclosures.

  ITEM 8A. CONTROLS AND PROCEDURES

  We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our sole officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our sole officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  ITEM 8B. OTHER INFORMATION

  NONE

  PART III

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  The following table sets forth the name and position of our executive officer and director. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Positions and Offices held
Daniel F. Mayer	50	President, Secretary, Treasurer and Director

  Duties, Responsibilities and Experience

  Daniel F. Meyer, age 50, is President, Secretary/Treasurer, Director since December 20, 2004. From November 2003 to Present, Mr. Meyer was self employed as a financial consultant.

  From April 2003 to November 2003, Mr. Meyer was Vice President of Operations for Canada's Choice at Home'n Officer Inc., a division of Canada's Choice Spring Water Co. Mr. Meyer was responsible for all operations, marketing and client relationship management for Northern Alberta.

  From 1994 to 2003 Mr. Meyer was president and principle stockholder of Canyon Springs Water Co. Ltd, a private Alberta bottled water company. Mr. Meyer was responsible for overseeing all aspects of the business, including client relations, marketing, strategic planning, transportation and financial and business development. Under Mr. Meyer's management, Canyon Springs grew to be one of the largest bottled water companies in Alberta, packaging both wholesale and retail water products for distribution to home, office, major grocery chains and other major distribution plants such as Dairyland Alberta. Canyon Springs had offices in Edmonton and Calgary. The company was purchased by Canada's Choice in 2003.

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

  As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports. However, our sole officer and director, Mr. Meyer, has elected to voluntarily file Section 16(a) reports. This is not a standing policy of the board of directors and may not continue in the future, until such time as we register our common stock under Section 12 of the Exchange Act.

  Audit Committee and Financial Expert

  We do not have an Audit Committee, Mr. Meyer, our sole director will perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

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

  Nominating Committee

  We do not have a Nominating Committee or Nominating Committee Charter. Mr. Meyer, our sole director will perform some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources. Additionally, our common stock is registered under Section 15(d) of the Exchange Act, which currently does not subject us to the Proxy rules of the Exchange Act.

  ITEM 10. EXECUTIVE COMPENSATION

  The following table sets forth the cash compensation of our current and former executive officer and director during the last three fiscal years.

  Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Positions	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options	Others
Daniel Meyer Current President/Secretary/ Treasurer/Director	2004(1)	0	0	0	0	0	0

Christine L. Szymarek Former President/Secretary/ Treasurer/Director	2004 2003 2002(2)	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

  (1) Mr. Meyer was election director at the annual meeting of stockholders on December 20, 2004

  (2) For the period from August 22, 2002 (inception) through December 31, 2002.

  Compensation Committee

  We do not have a formal Compensation Committee. Mr. Meyer, our sole director will perform some of the functions of a Compensation Committee. Due to the lack of revenues, our lack of payment of any executive compensation and our development stage status, we deemed a Compensation Committee to not be necessary at this time.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information as of December 31, 2003 with respect to the beneficial ownership of common stock by (i) each person who to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the outstanding common stock and (ii) the current and former sole officer and director of the Company.

Name of Beneficial Owner (1)	Number of Shares	Percent Beneficially Owned
Daniel F. Meyer Current sole officer and director 108 Wild Basin Road Austin, Texas 78746	0	0

Christine L. Szymarek (2) Former sole officer and director 2950 E. Flamingo Rd., Ste. B-A1 Las Vegas, NV 89121	3,500,000(2)	54%
Directors & Officers and Beneficial Owners as a Group	3,500,000	54%

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

  ITEM 13. EXHIBITS

  (a) Documents filed as part of this Report

  1. Financial Statements:

  A. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

  2. Exhibits

Exhibit Number	Description
3(i)**	Articles of Incorporation for The Flower Valet
(a)*	Certificate of Amendment changing the name from The Flower Valet to Seaside Exploration, Inc.
(b)*	Certificate of Amendment changing the name from Seaside Exploration , Inc. to Sky Petroleum, Inc. and amending the authorized common shares to 150,000,000.
3(ii)**	Bylaws of The Flower Valet
10(a)**	Lock Up Agreement
10(b)**	Office Lease
31*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
32*	Certification Pursuant to Section 902 of the Sarbanes-Oxley Act

  _____

  * Filed herewith.

  ** Filed in Form SB-2 on September 12, 2002.

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

  AUDIT FEES

  The aggregate fees billed for professional services rendered by Beckstead and Watts, LLP, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003 were $4,250 and $3,500, respectively.

  (2) AUDIT-RELATED FEES

  NONE

  (3) TAX FEES

  NONE

  (4) ALL OTHER FEES

  NONE

  (5) AUDIT COMMITTEE POLICIES AND PROCEDURES

  We do not have an audit committee.

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

  SKY PETROLEUM, INC.

  By: /s/ Daniel Meyer

  Daniel F. Meyer, President/Director

  Dated: March 31, 2005

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Daniel Meyer
Daniel F. Meyer	President/Treasurer	March 31, 2005
Secretary/Director/
Chief Accounting Officer

  SKY PETROLEUM, INC.

  Beckstead and Watts, LLP

  Certified Public Accountants

  2425 W. Horizon Ridge Parkway

  Henderson, NV 89052

  702.257.1984

  702.362.0540 (fax)

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  We have audited the accompanying balance sheet of Sky Petroleum, Inc. (formerly Seaside Exploration, Inc.) (the "Company") (A Development Stage Company), as of December 31, 2004, and the related statement of operations, stockholders' equity, and cash flows for the period ended December 31, 2004 and 2003 and from August 22, 2002 (Date of Inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sky Petroleum, Inc. (formerly Seaside Exploration, Inc.) (the "Company") (A Development Stage Company), as of December 31, 2004, and the related statement of operations, stockholders' equity, and cash flows for the period ended December 31, 2004 and 2003 and from August 22, 2002 (Date of Inception) to December 31, 2004, in conformity with U.S. generally accepted accounting principles.

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Beckstead and Watts, LLP

  Las Vegas, NV

  March 24, 2005

  SKY PETROLEUM, INC.

  (formerly Seaside Explorations, Inc.)

  (a Development Stage Company)

  Balance Sheet

December 31, 2004
Assets

Current assets:
Cash	$ 6,542
Total current assets	6,542

$ 6,542

Liabilities and Stockholders' Equity

Current liabilities:	$ -

Stockholders' equity:

Preferred stock, $0.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding	-

Common stock, $0.001 par value, 100,000,000 shares authorized, 6,500,000 shares issued and outstanding	6,500

Additional paid-in capital	30,500

(Deficit) accumulated during development stage	(30,458)
6,542

$ 6,542

  The accompanying notes are an integral part of these financial statements.

  SKY PETROLEUM, INC.

  (formerly Seaside Explorations, Inc.)

  (a Development Stage Company)

  Statement of Operations

	For the Year Ended December 31,		August 22, 2002 (inception) to December 31,
	2004	2003	2004

Revenue	$ 49	$ -	$ 49

Expenses:
General and administrative expenses	20,531	7,000	30,507
Total expenses	20,531	7,000	30,507

Net (loss)	$ (20,482)	$ (7,000)	$ (30,458)

Weighted average number of common shares outstanding - basic and fully diluted	6,500,000	6,500,000

Net (loss) per share - basic and fully diluted	$ (0.00)	$ (0.00)

  The accompanying notes are an integral part of these financial statements.

  SKY PETROLEUM, INC.

  (formerly Seaside Explorations, Inc.)

  (a Development Stage Company)

  Statement of Changes in Stockholders' Equity

	Common Stock Shares Amount		Additional Paid-in Capital	(Deficit) Accumulated During Development Stage	Total Stockholders' Equity

August 22, 2002
Shares issued for cash	3,500,000	$ 350	$ 6,650	$ -	$ 7,000

Net (loss)
For the year ended December 31, 2002				(2,976)	(2,976)
Balance, December 31, 2002	3,500,000	350	6,650	(2,976)	4,024

June 30, 2003
Shares issued for cash	3,000,000	300	29,700		30,000

July 30, 2003
recapitalization adjustment		5,850	(5,850)

Net (loss)
For the year ended December 31, 2003				(7,000)	(7,000)
Balance, December 31, 2003	6,500,000	6,500	30,500	(9,976)	27,024

Net (loss)
For the year ended December 31, 2004				(20,482)	(20,482)
Balance, December 31, 2004	6,500,000	$6,500	$30,500	$(30,458)	$6,542

  The accompanying notes are an integral part of these financial statements.

  SKY PETROLEUM, INC.

  (formerly Seaside Explorations, Inc.)

  (a Development Stage Company)

  Statement of Cash Flows

	For the Year Ended December 31,		August 22, 2002 (inception) to December 31,
	2004	2003	2004
Cash flows from operating activities
Net (loss)	$ (20,482)	$ (7,000)	$ (30,458)
Net cash used by operating activities	(20,482)	(7,000)	(30,458)

Cash flows from financing activities
Issuance of common stock issued	-	30,000	37,000
Net cash provided by financing activities	-	30,000	37,000

Net (decrease) increase in cash	(20,482)	23,000	6,542
Cash - beginning	27,024	4,024	-
Cash - ending	$ 6,542	$ 27,024	$ 6,542

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

  The accompanying notes are an integral part of these financial statements.

  SKY PETROLEUM, INC.

  (formerly Seaside Explorations, Inc.)

  (a Development Stage Company)

  NOTES

  Note 1 - Summary of significant accounting policies

  Organization

  The Company was organized August 22, 2002 (Date of Inception) under the laws of the State of Nevada, as The Flower Valet. On December 20, 2004, the Company amended its articles of incorporation to change its name to Seaside Explorations, Inc. Subsequently, on March 28, 2005 the Company changed its name to Sky Petroleum, Inc.

  The Company began the business of marketing, selling and distributing floral products, gourmet foods, and gift items. The Company has been unsuccessful in conducting any business. Although the Company has not ceased pursuit of their original business plan, it is currently exploring other opportunities and does not intend to continue with its original business plan, once another viable opportunity is located.

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

  Revenue recognition

  The Company's revenues and cost of sales are to be recorded on a net basis upon receipt of the revenues generated from commissions earned as the result of sales generated from our website on products sold by our online merchants.

  Advertising Costs

  The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2004.

  Fair value of financial instruments

  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

  SKY PETROLEUM, INC.

  (formerly Seaside Explorations, Inc.)

  (a Development Stage Company)

  NOTES

  Impairment of long lived assets

  Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2004.

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

  Recent pronouncements

  In January 2004, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2004. The consolidation requirements will apply to entities established prior to January 31, 2004 in the first fiscal year or interim period beginning after June 15, 2004. The disclosure requirements will apply in all financial statements issued after January 31, 2004. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2004.

  SKY PETROLEUM, INC.

  (formerly Seaside Explorations, Inc.)

  (a Development Stage Company)

  NOTES

  In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

  In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

  Note 2 - Going concern

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from August 22, 2002 (inception) through the period ended December 31, 2004 of $30,458. In addition, the Company's development activities since inception have been financially sustained through equity financing.

  The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities

  SKY PETROLEUM, INC.

  (formerly Seaside Explorations, Inc.)

  (a Development Stage Company)

  NOTES

  Note 3 - Income taxes

  For the period ended December 31, 2004 the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2004, the Company had approximately $30,458 of federal and state net operating losses. The net operating loss carry-forwards, if not utilized will begin to expire in 2015.

  The components of the Company's deferred tax asset are as follows:

	As of December 31,	As of December 31,
	2004	2003
Deferred tax assets:
Net operating loss carry-forwards	$ 30,458	$ 9,976
Total deferred tax assets	30,458	9,976

Deferred tax liabilities:
Depreciation	-0-	-0-

Net deferred tax assets before valuation allowance	30,458	9,976
Less: Valuation allowance	(30,458)	(9,976)
Net deferred tax assets	$ -0-	$ -0-

  For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the deferred tax assets will not be fully realizable. Accordingly, the Company provided a full valuation allowance against its net deferred tax assets at December 31, 2004.

  Note 4 - Stockholder's equity

  The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

  On August 22, 2002, the Company issued 3,500,000 shares of its $0.001 par valued common stock to an officer of the Company for cash in the amount of $7,000.

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

  SKY PETROLEUM, INC.

  (formerly Seaside Explorations, Inc.)

  (a Development Stage Company)

  NOTES

  There have been no other issuances of common or preferred stock.

  Note 5 - Warrants and options

  There are no warrants or options outstanding to acquire any additional shares of common stock.

  Note 6 - Related party transactions

  The Company does not lease or rent any property other than the mail box address. Office services are provided without charge by the Company's director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The estimated fair market value for such facilities are estimated to be $600 per annum.

  Note 7 - Subsequent Events

  On January 7, 2005 and March 12, 2005, we entered into two Demand Promissory Notes with Harbin Corporation for the principal amount of $100,000 for each note with interest thereon at 8% per annum.

  On March 28, 2005, the Company increased its authorized shares from 100,000,000 to 150,000,000 shares of its $0.001 par value common stock.

  On March 28, 2005, the Company approved a forward stock split on the basis of 4 for 1.