Form 10QSB
period 2005-03-31
SKY PETROLEUM, INC.
filed 2005-05-16
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-99455

SKY PETROLEUM, INC.

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

Yes    X         No

As of March 31, 2005 there were 26,000,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes               No     X

SKY PETROLEUM, INC.
MARCH 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SKY PETROLEUM, INC.
(formerly Seaside Exploration, Inc.)
(a Development Stage Company)
Balance Sheet
March 31, 2005
Assets

Current assets:
Cash	$ 147,442

Total current assets	147,442
$ 147,442

Liabilities and Stockholder's Equity

Current liabilities:
Accrued expenses	$ 8,444
Accrued interest	2,000
Note payable	200,000
Total current liabilities	210,444

Stockholders' equity:

Preferred stock, $0.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding	-

Common stock, $0.001 par value, 150,000,000 shares authorized, 26,000,000 shares issued and outstanding	26,000

Additional paid-in capital	11,000

(Deficit) accumulated during development stage	(100,003)
(63,003)

$ 147,442

The accompanying notes are an integral part of these financial statements.

SKY PETROLEUM, INC.
(formerly Seaside Exploration, Inc.)
(a Development Stage Company)
Statements of Operations
	For the Three Months Ended March 31		August 22, 2002(inception) to March 31,
	2005	2004	2005

Revenue	$ -	$ -	$ 49

Expenses:
General and administrative expenses	69,544	2,000	98,052
Total cost and expenses	69,544	2,000	98,052

Net operating (loss)	(67,544)	(2,000)	(98,003)

Other income (expenses)
Interest (expense)	(2,000)	-	(2,000)

Net (loss)	$ (69,544)	$ (2,000)	$ (100,003)

Weighted average number of common shares outstanding - basic and fully diluted	26,000,000	26,000,000

Net (loss) per share - basic and fully diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

SKY PETROLEUM, INC.
(formerly Seaside Exploration, Inc.)
(a Development Stage Company)
Statements of Cash Flows
	For the Three Months Ended March 31		August 22, 2002(inception) to March 31,
	2005	2004	2005

Cash flows from operating activities
Net loss	$ (69,544)	$ (2,000)	$ (100,003)
Adjustment to reconcile net loss to net cash used by operations
Accrued expenses	8,444	-	8,444
Accrued interest	2,000	-	2,000
Note payable	200,000	-	200,000
Net cash (used) by operating activities	140,900	(2,000)	110,442

Cash flows from financing activities
Issuance of common stock	-	-	37,000
Net cash provided by financing activities	-	-	37,000

Net (decrease) increase in cash	140,900	(2,000)	147,442
Cash - beginning	6,542	27,024	-
Cash - ending	$ 147,442	$ 25,024	$ 147,442

Supplemental disclosure
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

Non-cash transactions:
Shares issued for services	-	-	7,500,000

The accompanying notes are an integral part of these financial statements.

SKY PETROLEUM, INC.
(formerly Seaside Exploration, Inc.)
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company's Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated any significant revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from August 22, 2002 (inception) through the period ended March 31, 2005 of $100,003. In addition, the Company's development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 - Notes Payable

On January 7, 2005, the Company entered into a Demand Promissory Note with Harbin Corporation for the principal amount of $100,000 with interest thereon at 8% per annum.

On March 12, 2005, the Company entered into a second Demand Promissory Note with Harbin Corporation for the principal amount of $100,000 with interest thereon at 8% per annum.

SKY PETROLEUM, INC.
(formerly Seaside Exploration, Inc.)
(a Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Interest expense totaled $2,000 and $0 for the three months ended March 31, 2005 and 2004, respectively.

Note 4 - Stockholders' Equity

On March 28, 2005, the Company increased its authorized shares from 100,000,000 to 150,000,000 shares of its $0.001 par value common stock.

On March 28, 2005, the Company approved a forward stock split on the basis of 4 for 1.

Note 5 - Subsequent Event

On May 10, 2005, the Company received funds due under subscription agreements dated April 6, 2005 from four accredited offshore investors for the purchase of 5,000,000 shares of common stock for a total purchase price of $2,500,000. The Company incurred costs of approximately $655.10 in the offering.

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

Overview

We were formed to engage in the business of marketing, selling and distributing floral products, gifts and gourmet foods through our website, www.flowervalet.com. As a result of our limited operations, we have not generated any meaningful revenues from operations. We are currently seeking potential alternative business opportunities in the oil and gas industry in conjunction with evaluating our current business plan.

Since our incorporation in August 22, 2002 through March 31, 2005, we have generated $49 in revenues with a net loss of $100,003. Our activities include organization of the Company, and the determination of the viability of our business model. As a result of our determination of the potential lack of viability of our previous business model, and our lack of capital to pursue the business model, we have decided to seek other business alternatives initially in the oil and gas industry.

Satisfaction of our cash obligations for the next 12 months. Our plan of operation changed on April 5, 2005 when our management mad a decision to alter the direction of the Company from its failed attempt at marketing products through the internet to seeking to acquire a petroleum resources based company. On May 10, 2005 we received $2.5 million for the sale of our securities which we believe will be sufficient to satisfy our cash obligations for the next 12 months.

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

Plan of Operation

Significant changes in number of employees. We currently do not have any full-time employees, and until we either obtain sufficient capital to pursue our business plan, or either acquire a business with sufficient cash, or merge with such a company, we will not require new employees.

As a result of our lack of meaningful revenue generation and the extremely competitive environment for internet based sales, we have not been satisfied with our business plan or original plan of operation. We plan to re-assess our business plan and seek out other business opportunities in the oil and gas industry capable of increasing stockholder value.

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

Since inception, we have financed our cash flow requirements through the issuance of common stock, which has resulted in our receipt of $37,000 and on May 10, 2005 we received $2.5 million through the sale of our securities. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

On January 7, 2005 and March 12, 2005, we entered into Demand Promissory Notes with Harbin Corporation for the principal amount of $200,000 for each note with interest thereon at 8% per annum.

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

As of March 31, 2005, we had assets of $147,442 and $210,444 in liabilities resulting in a stockholder's deficit of $63,003.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

We are a development stage company and have minimal operating history, which raises substantial doubt as to our ability to successfully develop profitable business operations.

We were incorporated in August of 2002 to engage in the business of marketing, selling and distributing floral products, gifts and gourmet foods through our website. We have yet to generate significant revenues from operations and have been focused on organizational, start-up, and market analysis activities since we incorporated. Although we have used our website to sell floral products, gifts and gourmet foods, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. On December 20, 2004, at our annual stockholder's meeting, our stockholders voted to change our management in addition to our name to Seaside Exploration, Inc. Subsequently, on March 28, 2005 we changed our name to Sky Petroleum, Inc. We anticipate the changes in name and management to assist us in actively seeking new business opportunities.

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

On December 20, 2004, at our annual stockholder's meeting, our stockholders voted for Daniel Meyer to become our sole director. Additionally, as a result of his position as our sole director, Mr. Meyer was elected as our sole office. Although Mr. Meyer has experience in business matters, we are unsure as to whether Mr. Meyer will provide a positive benefit to us in light of the current state of our operations.

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

We have and expect to continue to have substantial capital expenditure and working capital needs. We believe that current cash on hand and the other sources of liquidity are only sufficient enough to fund our operations through fiscal 2005. After that time we may need to raise additional funds to fund our operations.

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

As a result of our deficiency in working capital at March 31, 2005 and other factors, our auditors have included a paragraph in their report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek merger or acquisition candidates, seek additional funding through future equity private placements or debt facilities.

Going Concern

The consolidated financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. As a result, we incurred accumulated net losses from August 22, 2002 (inception) through the period ended March 31, 2005 of $100,003. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures

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

PART II--OTHER INFORMATION

On April 5, 2005, in conjunction with our name change to Sky Petroleum, Inc. and 4:1 forward stock split, our OTC:BB trading symbol changed to "SKPI".

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds From Sales of Registered Securities

Our Registration Statement on Form SB- 2 (File No. 333-72230), related to our initial public offering, was declared effective by the SEC on December 30, 2002. A total of 250,000 shares of our Common Stock was registered with the SEC with an aggregate offering price of $25,000. All of these shares were registered on our behalf. The offering commenced in June 2003, and all shares of common stock offered were sold for the aggregate offering price directly by the Company with no commissions paid on funds raised.

We incurred offering expenses of approximately $6,000 in connection with the offering. Thus the net offering proceeds to us (after deducting offering expenses) were approximately $19,000. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates), persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.

As of March 31, 2005, all of the net proceeds had been used for legal, accounting and transfer agent expenses.

Subsequent Event

On May 10, 2005, the Company received funds due under subscription agreements dated April 6, 2005 from four accredited offshore investors for the purchase of 5,000,000 shares of common stock for a total purchase price of $2,500,000. The Company incurred costs of approximately $655.10 in the offering. The Company believes the offer and sale to be exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2), and/or Regulation S. The offer to purchase shares was made directly by the Company and did not involve a public offering or general solicitation. The subscribers for the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the Registrant's financial statements and 34 Act reports. The Company reasonably believed that the subscribers, immediately prior to offering the shares, had such knowledge and experience in the Registrant's financial and business matters that they were capable of evaluating the merits and risks of their investment. The subscribers had the opportunity to speak with the Registrant's management on several occasions prior to their investment decision. There were no commissions paid on the sale of the shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matter to a Vote of Security Holders.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter ended March 31, 2005.

On March 28, 2005, we changed our name from Seaside Exploration, Inc. to Sky Petroleum, Inc., increased the authorized shares of common stock from 100,000,000 to 150,000,000 and authorized a 4:1 forward stock split of our common stock. The name change and authorized shares change was effected through an amendment to our articles of incorporation and approved by the board of directors and by a majority consent of our stockholders. A copy of the certificate of amendment to the articles of incorporation was attached to the Form 10-KSB filed on March 31, 2005 as exhibit 3(i)(b).

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

A) Exhibits

Ex-31 - Certification pursuant to Section 302 of the Sarbanes-Oxley Act

Ex-32 - Certification pursuant to Section 906 of the Sarbanes-Oxley Act

B) Form 8-K

1) Form 8-K filed on January 6, 2005 - Change in officers and Annual Meeting of Stockholders.

2) Form 8-K filed on April 4, 2005 - Change in Control and stock split.

3) Form 8-K filed on April 8, 2005 - Unregistered Sale of Equity Securities.

4) Form 8-K filed on May 12, 2005 - Receipt of funds from Unregistered Sale of Equity Securities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY PETROLEUM, INC.

By: /s/ Daniel Meyer

Daniel Meyer, President

(On behalf of the registrant and as

principal accounting officer)

Date: May 16, 2005