Form 10QSB
period 2005-06-30
SKY PETROLEUM, INC.
filed 2005-08-22
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:   333-99455

SKY PETROLEUM, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	32-0027992 (I.R.S. Employer Identification No.)

Suite 200 - 625 4th Ave. SW Calgary, Alberta, Canada (Address of principal executive offices)	T2P OK2 (zip code)

Issuer's Telephone Number:   (403) 265-3500

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]       No  [   ]

As of August 10, 2005 there were 33,216,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes   [   ]       No  [X]

PART I — FINANCIAL INFORMATION

SKY PETROLEUM, INC.
JUNE 30, 2005

INDEX

PART I - FINANCIAL INFORMATION	Page No.(s)

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheet as of June 30, 2005	1

Consolidated Statement of Operations for the six months ended June, 2005 and 2004	2

Consolidated Statement of Cash Flows for the six months ended June, 2005 and 2004	3

Notes to Unaudited Financial Statements	4

Item 2.	Plan of Operation	7

Item 3.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Securities Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

SIGNATURES	17

Sky Petroleum, Inc.
(formerly Seaside Exploration, Inc.)
(a Development Stage Company)
Consolidated Balance Sheet
(Unaudited)

June 30 2005

Assets
Current assets:
Cash	$ 262,409
Prepaid expenses	25,000

Total current assets	287,409

Other assets:
Deposits	475
Capitalized oil & gas development (note 5)	4,500,000

Total other assets	4,500,475

$ 4,787,884

Liabilities and Stockholders' Equity
Current liabilities
Accrued expenses	$ 18,260
Accrued interest	4,000
Notes payable (notes 4 & 8)	1,700,000

Total current liabilities	1,722,260

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000
shares authorized, zero shares issued and
outstanding	--
Common stock, $0.001 par value, 150,000,000
shares authorized, 31,500,000 shares issued and
outstanding (notes 6 & 8)	31,500
Stock subscriptions payable	920,000
Additional paid-in capital	3,025,500
Foreign currency remeasurement	(19,962)
(Deficit) accumulated during development stage	(891,414)

3,065,624

$ 4,787,884

The Accompanying Notes are an Integral Part of These Financial Statements.

Sky Petroleum, Inc.
(a Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

	Three Months Ending		Six Months Ending		August 22, 2002 (inception) to June 30,

	2005	2004	2005	2004	2005

Revenue	$ --	$ 49	$ --	$ 49	$ 49

Expenses:
Consulting services	128,830	--	141,680	--	141,680
Stock-based consulting services	520,000	--	520,000	--	520,000
Compensation - related party	22,500	--	30,500	--	30,500
Professional fees	19,750	--	27,750	--	27,750
General and administrative expenses	68,847	750	107,541	2,750	138,048

Total expenses	759,927	750	827,471	2,750	857,978

Net operating (loss)	(759,927)	(701)	(827,471)	(2,701)	(857,929)
Other income (expense)
Interest (expense)	(2,000)	--	(4,000)	--	(4,000)
Foreign currency gain (loss)	(29,485)	--	(29,485)	--	(29,485)

Net (loss)	$ (791,412)	$ (701)	$ (860,956)	$ (2,701)	$(891,414)

Weighted average number of
common shares outstanding - basic and
fully diluted	28,631,868	26,000,000	6,500,000	27,475,000

Net (loss) per share - basic and fully diluted	$ (0.03)	$ (0.00)	$ (0.13)	$ (0.00)

The Accompanying Notes are an Integral Part of These Financial Statements

Sky Petroleum, Inc.
(a Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ending June 30,		August 22, 2002 (inception) to June 30,

	2005	2004	2005

Cash flows from operating activities
Net (loss)	$ (860,956)	$ (2,701)	$ (891,414)
Shares issued for consulting services	520,000		520,000
Adjustment to reconcile net (loss) to net cash
used by operations
Prepaid expenses	(25,000)		(25,000)
Deposits	(475)		(475)
Accrued expenses	18,260		18,260
Accrued interest	4,000		4,000

Net cash (used) by operating activities	(344,170)	(2,701)	(374,629)

Cash flows from investing activities
Oil and gas development	(4,500,000)	--	(4,500,000)

Net cash (used) in investing activities	(4,500,000)	--	(4,500,000)

Cash flows from financing activities
Proceeds from notes payable	1,700,000		1,700,000
Stock subscriptions	920,000		920,000
Foreign currency remeasurement	(19,962)		(19,962)
Issuance of common stock	2,500,000	--	2,537,000

Net cash provided by financing activities	5,100,038	--	5,137,038

Net (decrease) increase in cash	255,867	(2,701)	262,409
Cash - beginning	6,542	27,024	--

Cash - ending	$ 262,409	$ 24,323	$ 262,409

Supplemental disclosures:
Interest paid	$ --	$ --	$ --

Income taxes paid	$ --	$ --	$ --

Shares issued for services	$ 520,000	$ --	$ 520,000

Number of shares issued for services	500,000	--	500,000

The Accompanying Notes are an Integral Part of These Financial Statements

Note 1 — Organization

The Company was organized on August 22, 2002 (Date of Inception) under the laws of the State of Nevada, as The Flower Valet. On December 20, 2004, the Company amended its articles of incorporation to change its name to Seaside Exploration, Inc. Subsequently, on March 28, 2005 the company changed its name to Sky Petroleum, Inc. During the first six months of 2005, the Company reassessed its business plan and begun pursuing opportunities in the oil and gas industry. In May, 2005, the Company signed an agreement to participate in a development drilling opportunity in the United Arab Emirates (see note 5).

In order to manage its international oil and gas operations, the Company established two corporations in Cyprus. Bekata Limited (“Bekata”), a wholly-owned subsidiary of Sky Petroleum, Inc. owns a 100% interest in Sastaro. Sastaro Limited (“Sastaro”) is the entity that signed the Participation Agreement in the United Arab Emirates discussed in note 5 to these financial statements.

These consolidated financial statements include the assets and liabilities of Sastaro and Bekata.

Note 2 — Basis of Presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim consolidated financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company’s Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Note 3 — Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated any significant revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and funding its oil and gas endeavors while incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from August 22, 2002 (inception) through the period ended June 30, 2005 of $891,414. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 4 — Notes Payable

On January 7, 2005, the Company entered into a Demand Promissory Note with Harbin Corporation for the principal amount of $100,000 with interest thereon at 8% per annum.

On March 12, 2005, the Company entered into a second Demand Promissory Note with Harbin Corporation for the principal amount of $100,000 with interest thereon at 8% per annum.

The Company has received various bridge loans totaling $1,500,000 due on demand and bearing interest at a rate of 8%. Proceeds from loans were used to meet funding commitments of its “Participation Agreement” dated May 18, 2005.

Interest expense totaled $4,000 and $0 for the six months ended June 30, 2005 and 2004, respectively.

Note 5 – Commitments

Effective April 1, 2005, the Company entered into a “Consulting Agreement” with Donald C. Cameron Consulting Ltd. whereby Mr. Cameron would provide services as Chief Executive Officer until July 31, 2006. The agreement provides for compensation in the amount of $11,000 per month. The aggregate commitment for future compensation at June 30, 2005, excluding bonuses, was approximately $132,000.

On May 18, 2005, the Company’s wholly-owned subsidiary, Sastaro, entered into a “Participation Agreement” with Buttes Gas and Oil Co. International, Inc. (“BGOI”), a wholly-owned subsidiary of Crescent Petroleum Company International Limited, whereby the Company will provide cash in the amount of $25,000,000, to be used for drilling costs associated with two oil wells located in the Arabian Gulf in exchange for a variable percentage of future production revenue. Pursuant to the Consulting Agreement, the Company will provide capital to BGOI in developmental increments. Upon commencement of production, the Company will receive a preferred 75% of combined production revenue until such time as the Company has recouped its initial investment and thereafter an incremental decrease of production revenue from 40% to 9.2%. To the period ended June 30, 2005, the Company has paid $4.5 million to BGOI under the Agreement, and has paid an additional $2.5 million subsequent to the period end.

On May 18, 2005, the Company entered into a “Consulting Agreement” with Paraskevi Investment Company S.A. (“PARA”) whereby the Company has agreed to issue PARA 1,000,000 shares of its common stock for services rendered in connection with the “Participation Agreement.” Pursuant to the Agreement, stock will be issued in 500,000 increments based on two milestones. The first issuance occurred upon signing of the Participation Agreement and the second issuance will be made at the point the Company has funded $12,500,000 of its capital obligation to BGOI.

Note 6 — Stockholders’ Equity

On March 28, 2005, the Company increased its authorized shares from 100,000,000 to 150,000,000 shares of its $0.001 par value common stock.

On March 28, 2005, the Company approved a forward stock split on the basis of 4 for 1.

On May 12, 2005, the Company issued 5,000,0000 shares of its $0.001 par value common stock for cash in the amount of $2,500,000 to four accredited offshore investors pursuant to subscription agreements dated April 6, 2005.

On May 20, 2005, the Company issued 500,000 shares to PARA in exchange for services provided in connection with the execution of a material “Participation Agreement”. The Company has recorded an expense in the amount of $520,000, the fair value of the underlying shares as of June 30, 2005.

During the period ended June 30, 2005, the Company issued subscriptions for 1,150,000 shares of its par value common stock and received cash in the amount of $920,000 pursuant to a Regulation S private placement.

Note 7 – Related Party

During the period ended June 30, 2005, an officer and director of the Company received compensation totaling $30,500.

Note 8 — Subsequent Events

On July 26, 2005, the Company appointed Mr. Donald Cameron as Chief Executive Officer for a term of one year expiring on July 31, 2006. Mr. Cameron was granted options to purchase an aggregate of 1,500,000 shares of the Company’s common stock at strike prices ranging from $0.50 to $1.00 per share.

In July, 2005, the Company has received additional bridge loans totaling $2.45 million dollars due on demand and bearing interest at a rate of 8%. Proceeds from loans were used to meet funding commitments of its “Participation Agreement” dated May 18, 2005.

In July 2005, the Company accepted subscriptions to purchase 1,716,687 shares of common stock at $0.80 per share to raise approximately $1,373,350.

In August, 2005, the Company completed a private placement of its $0.001 par value common stock to issue approximately 10,000,000 shares at $0.80 per share for total proceeds of approximately $8,000,000 (less commissions estimated to be approximately $800,000). Certain of the holders of the bridge loans described in notes 4 and 8 subscribed for the private placement and will convert the principal and interest value of the notes to common shares. The total amount of notes payable to be reduced upon conversion is $2,950,000 plus interest of $28,000. In addition, a portion of the proceeds from this private placement were used to repay the remaining notes payable. This included the Harbin notes of $200,000 and bridge loans of $1,000,000 that were issued in July, 2005. Interest of $15,408 was paid on these notes in August. There was no outstanding notes payable as of August 19, 2005.

Item 2. Plan of Operation.

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, Sky Petroleum’s ability to satisfy its obligations under the short-term bridge loans, raise additional capital to fund Sastaro Limited’s (“Sastaro”) commitments under the Participation Agreement, the success of the proposed infill drilling programs, Sky Petroleum’s ability to access opportunities, the contemplated continued production at the Mubarek Field, the competitive environment within the oil and gas industry, the extent and cost effectiveness with which Sky Petroleum is able to implement exploration and development programs in the oil and gas industry through operating partners, the ability to negotiate terms related to Sir Abu Nu’Ayr Island Project, commodity price risk, and the market acceptance and successful technical and economic implementation of Sky Petroleum’s intended plan. Forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although Sky Petroleum believe that the expectations reflected-in the forward-looking statements are reasonable, the company cannot guarantee future results, levels of activity, performance or achievements.

Overview

        Sky Petroleum, Inc. is an oil and gas exploration and development company, with the primary focus of seeking opportunities where discoveries can be appraised rapidly and advanced either by using existing infrastructure or by entering into arrangements with joint-venture partners.

As part of this business strategy, the company, through its wholly-owned subsidiary, Sastaro, entered into a Participation Agreement for the financing of a drilling program in the Mubarek Field, an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf, with Buttes Gas and Oil Co. International Inc. (“BGOI”), a wholly-owned subsidiary of Crescent Petroleum Company International Limited (“Crescent”). Under the terms of the Participation Agreement, Sastaro has the right to participate in a share of the future production revenue by contributing $25 million in drilling costs related to two wells in an off-shore oil and gas project in the United Arab Emirates. The Participation Agreement does not grant Sastaro any interest in the concession area other than the right to invest in a share of future production revenue, if any. The details of the Participation Agreement were previously reported on a Form 8-K filed by the Company with the Securities and Exchange Commission on May 18, 2005. Sky manages this venture through its wholly-owned subsidiaries in Cyprus, Sastaro and Bekata Limited (“Bekata”).

SKY PETROLEUM, INC.
ORGANIZATION STRUCTURE
AUGUST, 2005

        The company was incorporated on August 22, 2002, pursuant to the laws of the State of Nevada under the name of The Flower Valet. In 2004, the company began to reassess its business plan and to seek business opportunities in other industries, including the oil and gas industry. On December 20, 2004, at the company’s annual stockholder’s meeting, the stockholders voted to change the management in addition to the name to Seaside Exploration, Inc. Subsequently, on March 28, 2005, the company changed its name to Sky Petroleum, Inc.

        Since the company’s incorporation on August 22, 2002 through June 30, 2005, the company has generated $49 in revenues with a net loss of $891,414. During this period of time, the company was engaged in the business of marketing, selling and distributing floral products, gifts and gourmet foods through its website. The company generated no significant revenues from operations. As a result of determining the potential lack of viability of its previous business model, and the lack of capital to pursue the previous business model, the company changed its business strategy and decided to pursue other business opportunities in the oil and gas industry.

        Satisfaction of cash obligations for the next 12 months. The company’s plan of operation is to fund Sastaro’s approximately $25 million funding commitment related to capital expenditure for an infill drilling program in the Mubarek Field project, to be conducted by the concession operator BGOI, under the Participation Agreement. To date, the company, through its wholly-owned subsidiary Sastaro, has funded $7.0 million of the $25 million obligation due under the Participation Agreement. Sastaro is obligated to make additional payments totaling $7.5 million prior to November 30, 2005 and a final payment of $10.5 million when the first well is spudded, which is expected to be in early 2006. The final balance will be made in three equal payments over a period of several months. The company has raised approximately $10.5 million (including conversion of approximately $2.95 million in notes and $28,000 in accrued interest) through private placements of shares of common stock, $3.95 million in short-term bridge financing and $0.4 million in demand promissory notes to meet this obligation. Of the $4.15 million in notes issued by the company, $2.95 million plus applicable interest of $28,000 were converted into the financing closed on August 15, 2005, the remaining notes, including all accrued interest, were retired with proceeds from the same offering.

        Summary of any product research and development that the company will perform for the term of the plan. The company does not anticipate performing any product research and development under its plan of operation.

        Expected purchase or sale of plant and significant equipment. The company does not plan to purchase or sell any plant or significant equipment. The company intends to fund its commitments under the Participate Agreement.

        Significant changes in number of employees. The company currently does not have any full-time employees. Until the company either obtains sufficient capital to implement our business plan or acquires a business with sufficient cash, the company will not require new employees.

Plan of Operation

        The company’s plan of operation and business strategy is to focus on producing or near-production oil and gas properties in the Middle East and North Africa. The company seeks niche opportunities through the contacts of the company’s officers and directors in the region. The company intends to limit its administrative and overhead expenses by seeking operating partners and participating in projects as non-operator partners. The company intends to use contractors or consultants as much and where possible.

        The company’s immediate goal during the next twelve months ending June 30, 2006 is to raise additional capital to fund the obligations of Sastaro required for the drilling of two commitment wells in the company’s first project in the Mubarek Field under the Participation Agreement with BGOI, and to provide the company with sufficient working capital to assess and obtain additional joint venture opportunities in new regions.

The strategic overview of Sky Petroleum is as follows:

•	To identify opportunities to participate in oil and gas projects in the Middle East and North Africa through strategic participation agreements, farm-ins or joint ventures.

•	To focus initially on lower risk development or exploitation projects in areas with known oil or natural gas reserves / production and infrastructure.

•	To participate as a non-operator on projects with working operators with experience in a specific region.

•	To raise sufficient capital to fund our operations and to establish ongoing production revenue.

The company’s plan of operation includes the following goals during the next twelve months:

•	Raise in excess of $25 million of capital to fund Mubarek Field project in United Arab Emirates.

•	Fund two wells in Mubarek Field to be drilled by BGOI.

•	Evaluate new farm-in / joint venture opportunities in the Middle East or North Africa.

•	First production from the Mubarek Field is expected.

•	Evaluate additional infill drilling locations in Mubarek Field.

•	Negotiate an agreement with BGOI on Sir Abu Nu’Ayr project and fund a work program.

Focus on Operations — Geographical

        Sky Petroleum intends to focus its exploration and development plans on the Middle East and North Africa. The Middle East has traditionally been a leading oil producing region, and in some cases there may be opportunities to use new technology to increase reserves and production. There are opportunities for the company to enter joint ventures or farm-in opportunities, which are too small to be of interest to major oil companies. Smaller entities have been quite successful at attracting capital and then finding reserves in this manner. Companies have been successful recently in participating in projects in countries such as the United Arab Emirates, Qatar, Yemen and Oman. We believe these areas have progressive legal systems, which protect title-holders interests, and developed infrastructures in which to produce and market commodities.

Mubarek Project

        As discussed above, Sky Petroleum, through its wholly-owned subsidiary Sastaro, has entered into a Participation Agreement to participate in a development drilling program in the

Mubarek Field, Sharjah, United Arab Emirates. This agreement is with BGOI, a wholly-owned subsidiary of Crescent. In addition to the participation in the Mubarek Field, the Participation Agreement grants Sky Petroleum the right of first refusal with respect to the future development of Crescent’s Sir Abu Nu’Ayr Island concession area, which is located offshore United Arab Emirates. The company believes that these projects offer the potential for near term production and potentially, a major hydrocarbon discovery.

        The Mubarek Field is located 50 kilometers offshore, north-north west of Sharjah, in 200 feet of water. BGOI was granted the concession in 1969. There are two producing intervals, the Ilam/Mishrif light oil reservoir at 12,500 feet and the deeper Thamama gas condensate at 13,500 feet. Sky Petroleum has rights to participate only in projects in the Ilam/Mishrif reservoir.

        The Ilam/Mishrif reservoir in the Mubarek Field has a long history of development dating back to the early 1970s. The first commercial oil was produced in mid-1974 in the Mubarek Field, marking the beginning of over three decades of continuous production. At the peak of production, the Mubarek Field was producing an estimated 60,000 barrels of oil per day. Individual well cumulative production ranged up to 22 million barrels. The more recent wells have had cumulative production in excess of 1 million barrels. The reservoir is generally low porosity and fractures play a major role in the production. There can be no assurance that any project the company participates in will result in production.

        Following Sky Petroleum’s independent review and re-interpretation of existing data, which includes a recent comprehensive reservoir geology interpretation and analysis, BGOI will begin infill drilling. Drilling and completion on the first well is expected to take 60-90 days from the spud date, which is currently planned for the last quarter of 2005 or the first quarter of 2006. Production, if any, from this well is expected to commence shortly thereafter. In the second quarter of 2006, the company plans to participate in drilling a second well. Drilling on this second location is also expected to be completed within 60-90 days, upon which production, if any, is expect to commence from this well. There can be no assurance that any project the company participates in will result in production.

        On completion of the initial two wells, a further participation in well development programs will be considered. Sky Petroleum believes that there is potential for up to 4 additional wells to be drilled and, subject to availability of drilling equipment and financing, anticipates production from these wells could commence in mid 2007.

Sir Abu Nu’Ayr Island Project.

        Pursuant to the Participation Agreement, Sky Petroleum has the right of first refusal to participate in an exploration program conducted by BGOI, as operator, in a concession located in the offshore waters around Sir Abu Nu’Ayr Island. The island of Sir Abu Nu’Ayr, which sits in the center of the concession area, is part of the Emirate of Sharjah, but is located in the middle of the offshore oil territory of Abu Dhabi. The company hopes to successfully negotiate an agreement with BGOI with respect to Sir Abu Nu’Ayr during the next twelve months. The company is presently evaluating whether to commission a comprehensive 3-D seismic survey around the Island to further explore the project’s potential. There can be no assurance that the company will successfully negotiate an agreement with BGOI with respect to the Sir Abu Nu’Ayr Island Project.

Liquidity and Capital Resources

        A critical component of the company’s operating plan is the ability to obtain additional capital through additional equity and/or debt financing. Sky Petroleum does not anticipate receiving enough positive internal operating cash flow, if any, until it can generate substantial revenues from its participation interests, which may take the next few years to fully realize, if ever. In the event the company cannot obtain the necessary capital to pursue its strategic plan, the company may have to cease or significantly curtail its operations. This would materially impact the company’s ability to continue operations.

        Since inception, the company has financed its cash flow requirements through the issuance of common stock and debt financing, which has resulted in the receipt of $10.5 million. As the company expands its activities, Sky Petroleum may continue to experience net negative cash flows from operations, pending receipt of revenues. Additionally the company anticipates obtaining additional financing to fund operations through common stock offerings, debt financings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment working capital.

        As of August 19, 2005, the company has raised approximately $10.5 million (including conversion of approximately $2.95 million in notes and $28,000 in accrued interest discussed below) through private placements of shares of common stock, $3.95 million in short-term bridge financing, and $0.4 million in demand promissory notes. Of the $4.15 million in notes issued by the company, $2.95 million plus applicable interest of $28,000 were converted into the financing closed on August 15, 2005, the remaining notes, including all accrued interest, were retired with proceeds from the same offering.

        Over the next twelve months, the company believes that existing capital and anticipated funds from operations, if any, will not be sufficient to sustain operations and planned funding of Sastaro’s obligations under the Participation Agreement. Consequently, the company is seeking additional capital to fund growth and expansion through private equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on the company’s financial condition and the company’s stockholders.

        The company’s lack of operating history makes predictions of future operating results difficult to ascertain. The company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies searching for opportunities in the oil and gas industry. Such risks include, but are not limited to, our ability to secure a drilling rig, our ability to successfully drill for hydrocarbons, commodity price fluctuations, delays in drilling or bringing production, if any, on line, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and development plan, successfully identify future drilling locations, continue to rely on BGOI's efforts, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the company will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Critical Accounting Policies

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2005. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash, payables and notes payable because they are short term in nature and their carrying amounts approximate fair values as they are payable on demand.

Impairment of long lived assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at June 30, 2005.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Recent pronouncements

In December, 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment, which is a revision of SFAS No.123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements as stock options were granted in July, 2005 to an employee.

Organization

The Company was organized on August 22, 2002 (Date of Inception) under the laws of the State of Nevada, as The Flower Valet. On December 20, 2004, the Company amended its articles of incorporation to change its name to Seaside Exploration, Inc. Subsequently, on March 28, 2005 the company changed its name to Sky Petroleum, Inc. During the first six months of 2005, the Company reassessed its business plan and begun pursuing opportunities in the oil and gas industry. In May, 2005, the Company signed an agreement to participate in a development drilling opportunity in the United Arab Emirates.

In order to manage its international oil and gas operations, the Company established two corporations in Cyprus. Bekata, a wholly-owned subsidiary of Sky Petroleum, Inc. owns a 100% interest in Sastaro. Sastaro is the entity that signed the Participation Agreement in the United Arab Emirates.

These consolidated financial statements include the assets and liabilities of Sastaro and Bekata.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated any significant revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and funding its oil and gas endeavors while incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from August 22, 2002 (inception) through the period ended June 30, 2005 of $891,414. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Off-Balance Sheet Arrangements

        The company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures

        The company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the company’s officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the company’s officers concluded that the company’s disclosure controls and procedures are effective. There were no changes in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The company reported unregistered sales of securities on Form 8-Ks filed with the SEC on April 8, 2005, May 12, 2005, May 25, 2005 and July 21, 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Number	Description
10.1	Participation Agreement between Sastaro Limited and Buttes Gas and Oil Co. International Inc. dated May 18, 2005
10.2	Consulting Agreement between Sky Petroleum, Inc. and Paraskevi Investment Company S.A.
10.3	Amendment to Participation Agreement between Sastaro Limited and Buttes Gas and Oil Co. International Inc. dated June 29, 2005
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Treasurer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Risks Related to Our Business

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY PETROLEUM, INC.

By:   /s/ Donald Cameron
       Donald Cameron, Chief Executive Officer
       (On behalf of the registrant and
       as principal executive officer)

Date:  August 22, 2005