Form 10QSB
period 2005-09-30
SKY PETROLEUM, INC.
filed 2005-11-15
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-99455

SKY PETROLEUM, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	32-0027992 (I.R.S. Employer Identification No.)

(Address of principal executive offices)	T2P OK2 (Zip Code)

Issuer’s Telephone Number:   (403) 265-3500

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No

As of September 30, 2005 there were 30,057,865 shares of common stock outstanding.

        Transitional Small Business Disclosure Format (check one)

Yes           No

SKY PETROLEUM, INC.
September 30, 2005

INDEX

PAGE

PART I –	FINANCIAL INFORMATION	1

Item 1.	Unaudited Consolidated Financial Statements	1

Balance Sheet as of September 30, 2005	1

Statement of Operations for the three and nine months ended September, 2005 and 2004	2

Statement of Cash Flows for the nine months ended September, 2005 and 2004	3

Notes to Unaudited Financial Statements	4

Item 2.	Plan of Operation	10

Item 3.	Controls and Procedures	18

PART II –	OTHER INFORMATION	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits	20

SIGNATURES	21

– i –

ITEM 1 – FINANCIAL INFORMATION

Sky Petroleum, Inc.
(formerly Seaside Exploration, Inc.)
(a Development Stage Company)
Consolidated Balance Sheet
(Unaudited)

September 30 2005
Assets
Current assets:
Cash and cash equivalents	$12,299,324
Prepaid expenses	30

Total current assets	12,299,354

Other assets:
Deposits	475
Capitalized oil & gas development (note 5)	7,000,000

Total other assets	7,000,475

$19,299,829

Liabilities and Stockholders' Equity
Current liabilities
Interest payable	$16,500
Accrued expenses	61,309

Total current liabilities	77,809

Stockholders' Equity:
Preferred stock, $0.001 par value, 10,000,000
shares authorized, 3,055,556 shares issued and
outstanding (notes 6 and 8)	3,056
Common stock, $0.001 par value, 150,000,000
shares authorized, 30,057,865 shares issued and
outstanding (note 6)	30,058
Stock subscriptions payable (note 6)	203,660
Additional paid-in capital	22,470,178
Foreign currency re-measurement	(3,710)
(Deficit) accumulated during development stage	(3,481,222)

19,222,020

$19,299,829

The Accompanying Notes are an Integral Part of These Consolidated Unaudited Financial Statements.

Sky Petroleum, Inc.
(a Development Stage Company)
Consolidated Statement of Operations
(Unaudited)

	Three Months Ending September 30		Nine Months Ending September 30		August 22, 2002 (inception) to September 30,
	2005	2004	2005	2004	2005

Revenue	$--	$--	$--	$49	$49
Expenses:
Consulting services	161,225	--	302,905	--	302,905
Stock-based compensation (note 7)	--	--	520,000	--	520,000
Compensation - related party (note 9)	15,000	--	45,500	--	45,500
Financing fees	1,952,571	--	1,952,571	--	1,952,571
Investor relations expense	189,396	--	189,396	--	189,396
Professional fees	168,141	--	195,891	--	195,891
General and administrative expenses	64,052	750	171,593	3,500	202,101

Total expenses	2,550,385	750	3,377,856	3,500	3,408,364

Net operating (loss)	(2,550,385)	(750)	(3,377,856)	(3,451)	(3,408,315)
Other income (expense)
Interest (expense)	(39,627)	--	(43,627)	--	(43,627)
Foreign currency gain (loss)	205	--	(29,280)	--	(29,280)

Net (loss)	$(2,589,807)	$(750)	$(3,450,763)	$(3,451)	$(3,481,222)

Weighted average number of common shares
outstanding - basic and fully diluted	31,227,770	26,000,000	28,744,319	26,000,000	--

Net (loss) per share	$(0.08)	$(0.00)	$(0.12)	$(0.00)	--

The Accompanying Notes are an Integral Part of These Consolidated Unaudited Financial Statements.

Sky Petroleum, Inc.
(a Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ending September 30,		August 22, 2002 (inception) to September 30,
	2005	2004	2005

Cash flows from operating activities
Net (loss)	$(3,450,763)	$(3,451)	$(3,481,222)
Shares issued for compensation	520,000	--	520,000
Adjustment to reconcile net (loss) to net
cash used by operations
Prepaid expenses	(30)	--	(30)
Deposits	(475)	--	(475)
Accrued expenses	61,309	--	61,309
Interest payable	16,500	--	16,500

Net cash (used) by operating activities	(2,853,459)	(3,451)	(2,883,918)

Cash flows from investing activities
Oil and gas development	(7,000,000)	--	(7,000,000)

Net cash (used) in investing activities	(7,000,000)	--	(7,000,000)

Cash flows from financing activities
Proceeds from notes payable	4,150,000	--	4,150,000
Payments on notes payable	(4,150,000)	--	(4,150,000)
Stock subscriptions	203,660	--	203,660
Foreign currency re-measurement	(3,710)	--	(3,710)
Issuance of common stock	10,946,292	--	10,983,292
Issuance of preferred stock	11,000,000	--	11,000,000

Net cash provided by financing activities	22,146,242	--	22,183,242

Net (decrease) increase in cash and cash
equivalents	12,292,783	(3,451)	12,299,324
Cash and cash equivalents- beginning	6,542	27,024	--

Cash and cash equivalents - ending	$12,299,324	$23,573	$12,299,324

Supplemental disclosures:
Interest paid	$43,627	$--	$43,627

Income taxes paid	$--	$--	$--
Shares issued for services	$520,000	$--	$520,000

Number of shares issued for services	500,000	--	500,000

The Accompanying Notes are an Integral Part of These Consolidated Unaudited Financial Statements.

Sky Petroleum, Inc.
(a Development Stage Company)
Notes to Unaudited Consolidated Financial Statements

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

In order to manage its international oil and gas operations, the Company established two corporations in Cyprus. Bekata Limited, a wholly-owned subsidiary of Sky Petroleum, Inc. owns a 100% interest in Sastaro Limited (“Sastaro”). Sastaro is the entity that signed the Participation Agreement in the United Arab Emirates discussed in note 5 to these financial statements.

These consolidated financial statements include the assets and liabilities of Sastaro Limited and Bekata Limited.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company’s Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Note 3 – Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and interest, are capitalized.

Note 4 — Notes Payable

On January 7, 2005, the Company entered into a Demand Promissory Note with Harbin Corporation for the principal amount of $100,000 with interest thereon at 8% per annum.

On March 12, 2005, the Company entered into a second Demand Promissory Note with Harbin Corporation for the principal amount of $100,000 with interest thereon at 8% per annum.

On August 17, 2005, the Company made payments of $200,000 to repay the Harbin notes issued in January and March. Interest of $8,329 was paid on these notes.

Sky Petroleum, Inc.
(a Development Stage Company)
Notes to Unaudited Consolidated Financial Statements

Note 4 – Notes Payable (continued)

On June 29, 2005, the Company received various bridge loans totaling $1,500,000 due on demand and bearing interest at a rate of 8%. Proceeds from loans were used to meet funding commitments of its “Participation Agreement” dated May 18, 2005.

In July 2005, the Company received additional bridge loans totaling $2,450,000 due on demand and bearing interest at a rate of 8%. Proceeds from loans were used to meet funding commitments of its “Participation Agreement” dated May 18, 2005.

On August 15, 2005, the Company made principal payments of $1,000,000 and $7,014 in interest to repay a portion of the bridge loans received in June. Certain of the note holders elected to convert the remaining bridge loans totaling $2,950,000 together with $28,285 in interest to 3,722,856 common shares.

There are no outstanding notes payable as of September 30, 2005.

Note 5 – Commitments

Effective April 1, 2005, the Company entered into a “Consulting Agreement” with Donald C. Cameron Consulting Ltd. whereby Mr. Cameron would provide services as Chief Executive Officer until July 31, 2006. The agreement provides for compensation in the amount of $11,000 per month. The aggregate commitment for future compensation at September 30, 2005, excluding bonuses, was approximately $110,000. As discussed in note 10, this arrangement has subsequently been cancelled.

On May 18, 2005, the Company’s wholly owned subsidiary, Sastaro Limited, entered into a “Participation Agreement” with Buttes Gas and Oil Co. International, Inc., (“BGOI”) a wholly-owned subsidiary of Crescent Petroleum Company International Limited, whereby the Company will provide cash in the amount of $25,000,000, to be used for drilling costs associated with two oil wells located in the Arabian Gulf in exchange for a variable percentage of future production revenue. Pursuant to the Agreement, the Company will provide capital to BGOI in developmental increments. Upon commencement of production, the Company will receive a preferred 75% of combined production revenue until such time as the Company has recouped its initial investment and thereafter an incremental decrease of production revenue to 40% until the Company has recouped two times its initial investment and thereafter at 9.2%. To the period ended September 30, 2005, the Company has paid $7,000,000 to BGOI pursuant to the Agreement.

On May 18, 2005, the Company entered into a “Consulting Agreement” with Paraskevi Investment Company S.A. (“PARA”) whereby the Company has agreed to issue PARA 1,000,000 shares of its common stock for services rendered in connection with the “Participation Agreement.” Pursuant to the Agreement, stock will be issued in 500,000 increments based on two milestones. The first issuance occurred upon signing of the aforementioned “Participation Agreement” and the second issuance shall be made at the point the Company has provided $12,500,000 of its capital obligation to BGOI. As of September 30, 2005 $7,000,000 of the obligation has been fulfilled.

On September 20, 2005, the Company issued 3,055,556 of $.001 par value shares of Series A Preferred Stock at $3.60 per share under Regulation-S for cash totaling $11,000,000. The Company agreed to hold any unused funds in short-term investment and remit any interest earned thereon to the investor for a period of 90 days after the closing of the sale of the shares in lieu of payment of a dividend during such period. As of September 30, 2005, the investment has earned $16,500 in interest; the Company has recorded interest payable of $16,500.

Sky Petroleum, Inc.
(a Development Stage Company)
Notes to Unaudited Consolidated Financial Statements

Note 6 — Stockholders’ Equity

On March 28, 2005, the Company increased its authorized shares from 100,000,000 to 150,000,000 shares of its $0.001 par value common stock.

On March 28, 2005, the Company approved a forward stock split on the basis of 4 for 1. All stock issuances have been retroactively restated.

On May 12, 2005, the Company issued 5,000,000 shares of its $0.001 par value common stock for cash in the amount of $2,500,000 to four accredited offshore investors pursuant to subscription agreements dated April 6, 2005.

On May 20, 2005, the Company issued 500,000 shares to PARA in exchange for services provided in connection with the execution of a material “Participation Agreement”. The Company has recorded an expense in the amount of $520,000, the fair value of the underlying shares as of June 30, 2005.

On August 4, 2005, the Company issued 1,716,687 shares of its $0.001 par value common stock for cash in the amount of $1,373,350 to thirteen accredited investors.

On August 15, 2005, certain of the note holders elected to convert bridge loans in note 4 above totaling $2,950,000 together with $28,285 in interest to 3,722,856 common shares issued on September 9, 2005 pursuant to subscription agreements dated June 29, 2005.

On September 9, 2005, the Company issued 5,118,322 shares of its $0.001 par value common stock for cash in the amount of $4,094,658 to 100 accredited investors pursuant to subscription agreements dated August 25, 2005.

On September 6, 2005, an officer and director of the Company contributed 12,000,000 common shares as additional capital pursuant to the August 25, 2005, contribution agreement.

On September 20, 2005, the Company issued 3,055,556 of $.001 par value shares of Series A Preferred Stock (See Note 8) at $3.60 per share under Regulation S of the Securities Act of 1933, as amended, for cash totaling $11,000,000. The Company agreed to hold any unused funds in short-term investment and remit any interest earned thereon to the investor for a period of 90 days after the closing of the sale of the shares in lieu of payment of a dividend during such period. As of September 30, 2005, the investment has earned $16,500 in interest; the Company recorded interest payable of $16,500 as of September 30, 2005.

The company paid $1,952,571 in financing costs relating to these issuances.

During the period ended September 30, 2005, the Company received subscriptions for 204,575 shares of its $0.001 par value common stock and received cash in the amount of $203,660.

Note 7 — Warrants and options

On July 26, 2005, the Company adopted, subject to receiving shareholder approval, the Sky Petroleum, Inc. Canadian Stock Option Plan (the “Canadian Plan”), effective as of April 1, 2005. The Canadian Plan authorizes the issuance of stock options to acquire up to 10% of the Company’s issued and outstanding shares of common stock.

On August 25, 2005, the Company adopted, subject to receiving shareholder approval, the Sky Petroleum, Inc. 2005 U.S. Stock Incentive Plan (the “U.S. Plan”). The U.S. Plan authorizes the issuance of stock options and other awards to acquire up to a maximum of 3,321,600 shares of the Company’s common stock (less the number of shares issuable upon exercise of options granted by the Company under all other stock incentive plans on the date of any grant under the U.S. Plan). The U.S. Plan provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), options that are not incentive stock options, stock appreciation rights and various other stock-based grants.

Sky Petroleum, Inc.
(a Development Stage Company)
Notes to Unaudited Consolidated Financial Statements

Note 7 — Warrants and options (continued)

On July 26, 2005, in connection with the appointment of Donald C. Cameron as the Company’s Chief Executive Officer, the Company granted Mr. Cameron options to purchase 1,500,000 shares of common stock of which 500,000 are exercisable at $0.50 and vest on April 30, 2006, 500,000 are exercisable at $0.80 per share and vest on April 30, 2007 and 500,000 are exercisable at $1.00 per share and vest on April 30, 2008, with a seven-year life. As discussed in Note 10, these options were cancelled.

On August 25, 2005, in connection with the appointment of James R. Screaton as the Company’s Vice President, Finance and Chief Financial Officer, the Company granted Mr. Screaton options to purchase 400,000 shares of common stock of which 133,333 are exercisable at $0.50 and vest on April 30, 2006, 133,333 are exercisable at $0.80 per share and vest on April 30, 2007 and 133,334 are exercisable at $1.00 per share and vest on April 30, 2008, with a seven-year life.

On September 21, 2005, in connection with the appointment of Michael D. Noonan as the Company’s Vice President, Corporate, the Company granted Mr. Noonan a non-qualified option to purchase 600,000 shares of common stock at a price of US$1.29 per share. The option expires ten years from the date of grant and vests with respect to 200,000 shares on April 30, 2006 and with respect to 200,000 shares for each of the two years thereafter.

As of September 30, 2005, there are 2,500,000 options outstanding, of which none has vested, and therefore no expense was recorded.

Note 8 – Series A Preferred Stock

On September 16, 2005, the Company filed a certificate of designation of rights and preferences of the Series A Preferred Stock with the Secretary of State of the state of Nevada. Pursuant to the certificate of designation, 3,055,556 shares of Series A Preferred Stock were designated.

Each share of Series A Preferred Stock is initially convertible into four shares of the Common Stock of the Company, subject to adjustment for stock splits, recapitalization or other reorganizations. In addition, the Series A Preferred Stock have broad-based weighted average antidilution protection that will cause the conversion price to adjust downward in the event that the Company issues shares of Common Stock or securities convertible into Common Stock at a price of less than the conversion price of the Series A Preferred Stock then in effect. The shares of Series A Preferred Stock may be converted into Common Stock at the option of the holder. In addition, at any time after the closing bid price for the Company’s Common Stock on the NASD OTCBB or the primary United State exchange on which the Common Stock is then traded exceeds $3.00 during any five consecutive trading days, the Company may, at its sole option, convert the Series A Preferred and any accrued but unpaid dividends into Common Shares at the then-applicable conversion price by providing written notice of such conversion to the holders of the Series A Preferred; provided that there is an effective registration statement under the Securities Act registering the resale of the Common Stock to be issued upon such conversion.

Each share of Series A Preferred Stock is entitled to receive a dividend of 7% per annum prior and in preference to the Common Stock of the Company. The dividend begins to accrue on December 30, 2005 and will be payable quarterly thereafter. The dividend is cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series A Preferred Stock will be entitled to receive an amount equal to any accrued and unpaid dividend prior and in preference to any distributions to the holders of the Common Stock. Thereafter, the holders of the Series A Preferred Stock will be entitled to participate in distributions on an as converted to Common Stock basis.

The holders of the Series A Preferred Stock are entitled to elect one director to the Company’s board of directors. In addition, the holders of the Series A Preferred Stock shall vote on all other matters on an “as converted” to Common Stock basis.

Sky Petroleum, Inc.
(a Development Stage Company)
Notes to Unaudited Consolidated Financial Statements

Note 8 – Series A Preferred Stock (continued)

Shares of Series A Preferred may be redeemed, in whole or in part, by the Company out of funds lawfully available therefor from the holders of the then outstanding shares of Series A Preferred on a pro rata basis, at any time by providing written notice to the holders of the Series A Preferred. On the redemption date, the Company shall redeem, on a pro rata basis in accordance with the number of shares of Series A Preferred owned by each holder, that number of outstanding shares of Series A Preferred that the Company has elected to purchase for the following consideration: (i) an amount equal to a price per share equal to the $3.60 plus any accrued and unpaid dividends multiplied by the number of shares of Series A Preferred being redeemed from such holder and (ii) the issuance of the number of shares of Common Stock equal to seventeen and one-half percent (17.5%) of the shares of Common Stock then issuable upon conversion of the shares of Series A Preferred being redeemed from such holder. A cash payment will be provided in lieu of any fractional shares of Common Stock that would otherwise be issuable at a price per share of Common Stock equal to the then-applicable conversion price.

Note 9 — Related Party Transactions

During the three months ended September 30, 2005, an officer and director of the Company received compensation totaling $15,000.

Sky Petroleum, Inc.
(a Development Stage Company)
Notes to Unaudited Consolidated Financial Statements

Note 10 — Subsequent Events

On October 7, 2005 the company made a payment of $4,000,000 and an additional payment of $1,500,000 on November 1, 2005 to BGOI pursuant to the agreement in note 5. As of November 3, 2005 the Company has paid $12,500,000 of its capital obligation to BGOI. Pursuant to the consulting agreement in note 5 the company will make the second issuance of 500,000 common shares to PARA.

On November 1, 2005, the Company entered into an employment agreement with Brent D. Kinney, under which Mr. Kinney was appointed as the chief executive officer of the Company (“CEO”). In connection with Mr. Kinney’s appointment the Company agreed to grant Mr. Kinney options to purchase 1,250,000 shares of common stock of the Company at an exercise price of $1.00 per share, vesting one-third on October 1, 2006, one-third on October 1, 2007 and one-third on October 1, 2008.

On November 2, 2005, the board of directors of the Registrant appointed Karim Jobanputra as a member of the board of directors. Mr. Jobanputra was nominated as a director by Sheikh Hamad Bin Jassim Bin Jabr al-Thani, the holder of 3,055,556 shares of Series A Preferred Stock purchased on September 20, 2005. Under the terms of the certificate of designation of rights and preferences of the Series A Preferred Stock, holders of the Series A Preferred Stock are entitled to elect one director to the Registrant’s board of directors.

In connection with the appointment of Mr. Kinney, the Company accepted the resignation of Mr. Cameron as the Company’s chief executive officer and entered into a separation agreement with Donald C. Cameron and Donald C. Cameron Consulting Ltd. (the “Separation Agreement”). Under the terms of the Separation Agreement, the Company agreed to pay Mr. Cameron a monthly severance payment of $11,000 per month through July 31, 2006, and to grant Mr. Cameron stock options exercisable to acquire exercisable to acquire 200,000 shares of common stock at $1.00 per share, which will vest and become exercisable over two years. The first half will vest on April 30, 2006 and the balance will vest on April 30, 2007. Stock options previously granted to Mr. Cameron under the Contractor Agreement were terminated.

Item 2.   Plan of Operation.

Note on Forward-Looking Statements

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

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, Sky Petroleum’s ability to raise additional capital to fund Sastaro Limited’s (“Sastaro”) commitments under the Participation Agreement, the success of the proposed infill drilling program, Sky Petroleum’s ability to access opportunities, the contemplated continued production at the Mubarek Field, the competitive environment within the oil and gas industry, the extent and cost effectiveness with which Sky Petroleum is able to implement exploration and development programs in the oil and gas industry through operating partners, the ability to negotiate terms related to Sir Abu Nu’Ayr Island Project, commodity price risk, and the market acceptance and successful technical and economic implementation of Sky Petroleum’s intended plan. Forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although Sky Petroleum believe that the expectations reflected-in the forward-looking statements are reasonable, the company cannot guarantee future results, levels of activity, performance or achievements.

Overview

Sky Petroleum, Inc. is an oil and gas exploration company, with the primary focus of seeking opportunities where discoveries can be appraised rapidly and advanced either by using existing infrastructure or by entering into arrangements with joint-venture partners.

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

Since the company’s incorporation on August 22, 2002 through September 30, 2005, the company has generated $49 in revenues with a net loss of $3,481,222. During this period of time, the company was initially engaged in the business of marketing, selling and distributing floral products, gifts and gourmet foods through its website. The company generated no significant revenues from operations. As a result of determining the potential lack of viability of its previous business model, and the lack of capital to pursue the previous business model, the company changed its business strategy and decided to pursue other business opportunities in the oil and gas industry.

Satisfaction of cash obligations for the next 12 months. The company’s plan of operation is to fund Sastaro’s approximately $25 million funding commitment related to capital expenditure for an infill drilling program in the Mubarek Field project, to be conducted by the concession operator BGOI, under the Participation Agreement. To date, the company, through its wholly-owned subsidiary Sastaro, has funded $12.5 million of the $25 million obligation due under the Participation Agreement. Sastaro is obligated to make additional payments totaling $2.0 million on November 30, 2005 and final payments of $10.5 million when the first well is spudded, which is expected to be in early 2006. The final balance will be made in three equal payments over a period of several months. The company has raised approximately $22.0 million through private placements of shares of common stock and preferred stock. During the nine month period ended September 30, 2005, the Company raised short-term bridge financing by issuing $4.15 million in notes, of these notes $2.95 million plus applicable interest of $28,000 were converted into the financing closed on August 15, 2005, the remaining notes, including all accrued interest, were retired with proceeds from the same offering.

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

Significant changes in number of employees. The company did not have any full-time employees as of September 30, 2005. The Company is in the process of hiring employees for its operations.

Plan of Operation

The company’s plan of operation and business strategy is to focus on producing or near-production oil and gas properties in the Middle East and North Africa. The company seeks niche opportunities through the contacts of the company’s officers and directors in the region. The company intends to limit its administrative and overhead expenses by seeking operating partners and participating in projects as non-operator. The company intends to use contractors or consultants as much and where possible.

The company’s immediate goal during the next twelve months ending September 30, 2006 is to raise additional capital to fund the obligations of Sastaro required for the drilling of two commitment wells in the company’s first project in the Mubarek Field under the Participation Agreement with BGOI, and to provide the company with sufficient working capital to assess and obtain additional joint venture opportunities in new regions.

The strategic overview of Sky Petroleum is as follows:

•	To identify opportunities to participate in oil and gas projects in the Middle East and North Africa through strategic participation agreements, farm-ins or joint ventures.

•	To focus initially on lower risk development or exploitation projects in areas with known oil or natural gas reserves / production and infrastructure.

•	To participate as a non-operator on projects with working operators with experience in a specific region.

•	To raise sufficient capital to fund our operations and to establish ongoing production revenue.

The company’s plan of operation includes the following goals during the next twelve months:

•	Raise approximately $10 to $15 million of capital to fund the Mubarek Field project in United Arab Emirates.

•	Fund two wells in Mubarek Field to be drilled by BGOI.

•	Evaluate new farm-in / joint venture opportunities in the Middle East or North Africa.

•	First production from the Mubarek Field is expected.

•	Evaluate additional infill drilling locations in Mubarek Field.

•	Negotiate an agreement with BGOI on Sir Abu Nu’Ayr project and fund a work program.

There can be no assurance that the Company will successfully implement its business strategy or meet its goals during the next twelve months, if ever.

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

Mubarek Project

As discussed above, Sky Petroleum, through its wholly-owned subsidiary Sastaro, has entered into a Participation Agreement to participate in a development drilling program in the Mubarek Field, Sharjah, United Arab Emirates. This agreement is with BGOI, a wholly-owned subsidiary of Crescent. In addition to the participation in the Mubarek Field, the Participation Agreement grants Sky Petroleum the right of first refusal with respect to the future exploration of Crescent’s Sir Abu Nu’Ayr Island concession area, which is located offshore United Arab Emirates. The company believes that these projects offer the potential for near term production and potentially, a major hydrocarbon discovery.

The Mubarek Field is located 50 kilometers offshore, north-north west of Sharjah, in 200 feet of water. BGOI was granted the concession in 1969. There are two producing intervals, the Ilam/Mishrif light oil reservoir at 12,500 feet and the deeper Thamama gas condensate reservoir at 13,500 feet. Sky Petroleum has rights to participate only in projects in the Ilam/Mishrif reservoir.

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

Following Sky Petroleum’s independent review and re-interpretation of existing data, which includes a recent comprehensive reservoir geology interpretation and analysis, BGOI will begin infill drilling. Drilling and completion on the first well is expected to take 60-90 days from the spud date, which is currently planned for the first quarter of 2006. Production, if any, from this well is expected to commence shortly thereafter. In the second quarter of 2006, the company plans to participate in drilling a second well. Drilling on this second location is also expected to be completed within 60-90 days, upon which production, if any, is expect to commence from this well. There can be no assurance that any project the company participates in will result in production.

On completion of the initial two wells, a further participation in well development programs will be considered. Sky Petroleum believes that there is potential for up to 4 additional wells to be drilled and, subject to availability of drilling equipment and financing, anticipates production from these wells could commence in mid 2007.

Sir Abu Nu’Ayr Island Project.

Sky Petroleum has the right of first refusal to participate in an exploration program in a concession located in the offshore waters around Sir Abu Nu’Ayr Island. The island of Sir Abu Nu’Ayr, which sits in the center of the concession area, is part of the Emirate of Sharjah, but is located in the middle of the offshore oil territory of Abu Dhabi. The company hopes to successfully negotiate an agreement with respect to Sir Abu Nu’Ayr during the next twelve months. There can be no assurance that the company will successfully negotiate an agreement with respect to the Sir Abu Nu’Ayr Island Project.

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

Since inception, the company has financed its cash flow requirements through the issuance of common stock and preferred stock. As the company expands its activities, Sky Petroleum may continue to experience net negative cash flows from operations, pending receipt of revenues. Additionally the company anticipates obtaining additional financing to fund operations through common stock or preferred stock offerings, debt financings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment working capital.

As of November, 2005, the company has raised approximately $22.0 million through private placements of shares of common stock and shares of convertible preferred stock. During the nine month period ended September 30, 2005, the Company raised short-term bridge financing by issuing $4.15 million in notes, $2.95 million plus applicable interest of $28,000 of which were converted into common stock in the financing closed on August 15, 2005, and the remaining notes, including all accrued interest, were retired with proceeds from the same offering.

As of December 31, 2004, the Company had assets of $6,542 and $0 in liabilities, resulting in a shareholder’s equity of $6,542. During the year ended December 31, 2004, the Company did not raise any capital.

As of September 30, 2005, the Company had current assets of $12,299,354, including cash and cash equivalents of $12,299,324, and current liabilities of $77,809.

On January 7, 2005 and March 12, 2005, the Company raised $200,000 in bridge financing by issuing demand promissory notes with interest thereon at 8% per annum. The notes were subsequently repaid, including interest, in August, 2005.

On April 6, 2005, the Company issued 5,000,000 shares of common stock at $0.50 per share in a private placement totaling $2.5 million. The Company incurred costs of $655 in connection with the offering. The Company filed a registration statement with the Securities and Exchange Commission to register the resale of these securities.

In May, 2005, the Company advanced $2 million to Sastaro to fund its initial commitment to Buttes Gas & Oil under the Participation Agreement.

In June 2005, the Company received various bridge loans totaling $1,500,000 due on demand and bearing interest at a rate of 8%. Proceeds from the loans were used to meet funding commitments under the Participation Agreement. The Company repaid these bridge loans in August 2005, as described below.

In July, 2005, the Company received additional bridge loans totaling $2.45 million dollars due on demand and bearing interest at a rate of 8%. Proceeds from loans were used to meet funding commitments to Buttes Gas & Oil under the Participation Agreement. The Company repaid these bridge loans in August 2005, as described below.

On July 26, 2005, the Company issued a total of 1,716,687 shares of common stock, which included the 1,150,000 shares of common stock issuable pursuant to the subscriptions we accepted during the quarter ended June 30, 2005, and additional 566,687 shares of common stock issuable at $0.80 per share to raise approximately $453,350 (less a finder’s fees of 10%). The Company filed a registration statement with the Securities and Exchange Commission to register the resale of these securities.

In August, 2005, the Company accepted subscriptions to purchase 8,841,178 shares of common stock at $0.80 per share for total proceeds of approximately $7,072,942.40 (less a finder’s fees of 10%) and issued a treasury order to our transfer agent. Our transfer agent delivered the shares certificate to the investors on September 9, 2005. The holders of the bridge loans in the principal amount of $2,950,000 plus interest of $28,000 described above subscribed for shares of common stock in the private placement. In addition, a portion of the proceeds from this private placement were used to repay the remaining notes payable. This included notes of $200,000 and bridge loans of $1,000,000 that were issued in July, 2005. Interest of $15,408 was paid on these notes in August. The Company filed a registration statement with the Securities and Exchange Commission to register the resale of these securities.

In August 2005, the Company accepted for cancellation 12,000,000 shares of common stock from Daniel Meyer, a director.

As of September 30, 2005, the Company had no outstanding bridge loans.

On September 20, 2005 we issued 3,055,556 shares of Series A Preferred Stock to one investor at a price per share of $3.60 for aggregate gross proceeds to us of $11,000,000. Each share of Series A Preferred Stock is initially convertible into four shares of the Common Stock of the Company, subject to adjustment for stock splits, recapitalization or other reorganizations. In addition, the Series A Preferred Stock have broad-based weighted average antidilution protection that will cause the conversion price to adjust downward in the event that the Company issues shares of Common Stock or securities convertible into Common Stock at a price of less than the conversion price of the Series A Preferred Stock then in effect. The shares of Series A Preferred Stock may be converted into Common Stock at the option of the holder. In addition, at any time after the closing bid price for the Company’s Common Stock on the NASD OTCBB or the primary United State exchange on which the Common Stock is then traded exceeds $3.00 during any five consecutive trading days, the Company may, at its sole option, convert the Series A Preferred and any accrued but unpaid dividends into Common Shares at the then-applicable conversion price by providing written notice of such conversion to the holders of the Series A Preferred; provided that there is an effective registration statement under the Securities Act registering the resale of the Common Stock to be issued upon such conversion. Each share of Series A Preferred Stock is entitled to receive a dividend of 7% per annum prior and in preference to the Common Stock of the Company. The dividend begins to accrue on December 30, 2005 and will be payable quarterly thereafter. The dividend is cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series A Preferred Stock will be entitled to receive an amount equal to any accrued and unpaid dividend prior and in preference to any distributions to the holders of the Common Stock. Thereafter, the holders of the Series A Preferred Stock will be entitled to participate in distributions on an as converted to Common Stock basis. The holders of the Series A Preferred Stock are entitled to elect one director to the Company’s board of directors. In addition, the holders of the Series A Preferred Stock shall vote on all other matters on an “as converted” to Common Stock basis.

We used a portion of the proceeds from the financing transactions described above to fund Sastaro’s $12.5 million obligations which were due under the Participation Agreement during the period from June 30, 2005 to November 10, 2005. The Participation Agreement obligates Sastaro to pay $25 million in drilling costs related to two wells according to the following schedule:

•	$2.0 million within seven days of the later of (i) the signing of the Participation Agreement or (ii) certification by Buttes Gas and Oil’s external auditors that, as of December 31, 2004, Buttes Gas and Oil’s assets were not less than $100 million, its net current assets were not less than $2.5 million and its long term indebtedness was not more than $25 million (paid);

•	$2.5 million on June 30, 2005 (paid);

•	$2.5 million on July 15, 2005 (paid);

•	$4.0 million on October 15, 2005 (paid);

•	$1.5 million on November 1, 2005 (paid);

•	$ 2.0 million on November 30, 2005;

•	$3.5 million upon the spudding of the first well;

•	$3.5 million within 30 days after the spudding of the first well; and

•	$3.5 million within 60 days after the spudding of the first well.

If the actual drilling and completion costs are less than the amounts paid by Sastaro, Buttes Gas and Oil will reimburse Sastaro the difference between the actual drilling and completion costs and the actual amounts paid by Sastaro. If Buttes Gas and Oil estimates that the drilling and completion costs of the second well will increase the total drilling and completion costs of the two wells above $25 million, Sastaro will have the option, but not the obligation, to pay these additional costs. Upon exercising this option, Sastaro will become obligated to pay the total costs of the second well whether above or below Buttes Gas and Oil’s estimate.

Over the next twelve months, the company believes that existing capital and anticipated funds from operations, if any, will not be sufficient to sustain operations and planned funding of Sastaro’s obligations under the Participation Agreement. Consequently, the company is seeking additional capital of approximately $10 to $15 million to fund growth and expansion through private equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity. In either case, the financing could have a negative impact on the company’s financial condition and the company’s stockholders.

The company’s lack of operating history makes predictions of future operating results difficult to ascertain. The company’s prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies searching for opportunities in the oil and gas industry. Such risks include, but are not limited to, our ability to secure a drilling rig, our ability to successfully drill for hydrocarbons, commodity price fluctuations, delays in drilling or bringing production, if any, on line, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and development plan, successfully identify future drilling locations, continue to rely on BGOI’s efforts, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that the company will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Subsequent Events

On November 2, 2005, the board of directors of the Registrant appointed Karim Jobanputra as a member of the board of directors. Mr. Jobanputra was nominated as a director by Sheikh Hamad Bin Jassim Bin Jabr al-Thani, the holder of 3,055,556 shares of Series A Preferred Stock purchased on September 20, 2005. Under the terms of the certificate of designation of rights and preferences of the Series A Preferred Stock, holders of the Series A Preferred Stock are entitled to elect one director to the Registrant’s board of directors.

On November 1, 2005, the Company entered into an employment agreement with Brent D. Kinney, under which Mr. Kinney was appointed as the chief executive officer of the Company (“CEO”). The following are the material terms and conditions of the employment agreement:

•	Mr. Kinney shall perform the duties and services as CEO beginning on November 1, 2005 for a period of three years.

•	During his employment, Mr. Kinney shall receive (i) a salary of $17,500 per month or such higher rate as may from time-to-time be agreed between the Company and Mr. Kinney, (ii) an annual bonus in the amount determined by the board of directors of the Company, in its sole discretion, and (iii) options to purchase 1,250,000 shares of common stock of the Company at an exercise price of $1.00 per share, vesting one-third on October 1, 2006, one-third on October 1, 2007 and one-third on October 1, 2008.

•	The Company may by notice terminate the Employment Agreement, if at any time after October 1, 2006, the two Obligation Wells (as defined in a certain participation agreement) have failed to meet the Company’s expectations and the Sir Abu Nu’ayr exploration program does not provide the Company with commercially useful petroleum assets.

In connection with the appointment of Mr. Kinney, the Company entered into a separation agreement with Donald C. Cameron and Donald C. Cameron Consulting Ltd. (the “Separation Agreement”) and accepted the resignation of

Mr. Cameron as the Company’s chief executive officer. Under the terms of the Separation Agreement, the Company agreed to pay Mr. Cameron a monthly severance payment of $11,000 per month through July 31, 2006, and to grant Mr. Cameron stock options exercisable to acquire 200,000 shares of common stock at $1.00 per share, which will vest and become exercisable over two years. The first half will vest on April 30, 2006 and the balance will vest on April 30, 2007. Stock options previously granted to Mr. Cameron under the Contractor Agreement were terminated.

On October 7, 2005, the Company made a payment of $4,000,000 and an additional payment of $1,500,000 on November 1, 2005 to Buttes Gas and Oil under the terms of the Participation Agreement. As of November 14, 2005, the Company has paid a total of $12.5 million to Buttes Gas and Oil under the terms of the Participation Agreement. The Company also agreed to issue Paraskevi Investment Company S.A. 500,000 shares of common stock under the terms of a consulting agreement in connection with the Participation Agreement.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2005. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents and accounts payable. Fair values were assumed to approximate carrying values for cash and cash equivalents and accounts payables because they are short term in nature and their carrying amounts approximate fair values as they are payable on demand.

Impairment of long lived assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at September 30, 2005.

Oil and Gas Properties

The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs and interest, are capitalized.

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

Recent pronouncements

In December, 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment, which is a revision of SFAS No.123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements as stock options were granted in the third quarter.

Off-Balance Sheet Arrangements

The company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.   Controls and Procedures

The company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, the company’s chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the company’s chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective.

There were no changes in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On August 4, 2005, the Company issued 1,716,687 shares of common stock, $0.001 par value, for cash in the amount of $1,373,350 to thirteen investors in private placement transactions not involving a public offering. The Company issued the common stock in the United States to accredited investors in reliance upon Rule 506 of Regulation D (“Regulation D”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and in off-shore transactions to non-U.S. persons outside the United States pursuant to the exception from registration available under Rule 903 of Regulation S of the Securities Act.

On August 15, 2005, certain of the note holders elected to convert bridge loans described in note 4 of the Consolidated Financial Statements of the Company in Item 1 herein totaling $2,950,000 together with $28,285 in interest to 3,722,856 common shares issued on September 9, 2005 pursuant to subscription agreements dated June 29, 2005. The offering was made in off-shore transactions to non-U.S. persons outside the United States pursuant to the exception from registration available under Rule 903 of Regulation S of the Securities Act.

On September 9, 2005, the Company issued 5,118,322 shares of common stock, $0.001 par value, for cash in the amount of $4,094,658. The Company issued the common stock in the United States to accredited investors in reliance upon Rule 506 of Regulation D, and in off-shore transactions to non-U.S. persons outside the United States pursuant to the exception from registration available under Rule 903 of Regulation S of the Securities Act.

On September 20, 2005, the Company issued 3,055,556 of $.001 par value shares of Series A Preferred Stock (See Note 10 of the Consolidated Financial Statements of the Company in Item 1 herein ) at $3.60 per share. The offering was made in an off-shore transaction to one non-U.S. person outside the United States pursuant to the exception from registration available under Rule 903 of Regulation S of the Securities Act.

The Company granted the following stock options:

•	On July 26, 2005, in connection with the appointment of Donald C. Cameron as the Company’s Chief Executive Officer, the Company granted Mr. Cameron options to purchase 1,500,000 shares of common stock of which 500,000 are exercisable at $0.50 and vest on April 30, 2006, 500,000 are exercisable at $0.80 per share and vest on April 30, 2007 and 500,000 are exercisable at $1.00 per share and vest on April 30, 2008. Mr. Cameron is a non-U.S. person, outside the United States and the options were granted pursuant to the exception from registration available under Rule 903 of Regulation S of the Securities Act. These options were subsequently cancelled in November, 2005 (see below).

•	On August 25, 2005, in connection with the appointment of James R. Screaton as the Company’s Vice President, Finance and Chief Financial Officer, the Company granted Mr. Screaton options to purchase 400,000 shares of common stock of which 133,333 are exercisable at $0.50 and vest on April 30, 2006, 133,333 are exercisable at $0.80 per share and vest on April 30, 2007 and 133,334 are exercisable at $1.00 per share and vest on April 30, 2008. Mr. Screaton is a non-U.S. person, outside the United States and the options were granted pursuant to the exception from registration available under Rule 903 of Regulation S of the Securities Act.

•	On September 21, 2005, in connection with the appointment of Michael D. Noonan as the Company’s Vice President, Corporate, the Company granted Mr. Noonan a non-qualified option to purchase 600,000 shares of common stock at a price of US$1.29 per share. The option expires ten years from the date of grant and vests with respect to 200,000 shares on April 30, 2006 and with respect to 200,000 shares for each of the two years thereafter. Mr. Noonan is an accredited investor and the options were granted in reliance upon Rule 506 of Regulation D.

•	On November 1, 2005, in connection with Mr. Kinney’s appointment the Company agreed to grant Mr. Kinney options to purchase 1,250,000 shares of common stock of the Company at an exercise price of $1.00 per share, vesting one-third on October 1, 2006, one-third on October 1, 2007 and one-third on October 1, 2008. Mr. Kinney is a non-U.S. person, outside the United States and the options were granted pursuant to the exception from registration available under Rule 903 of Regulation S of the Securities Act.

•	In connection with the appointment of Mr. Kinney, the Company accepted the resignation of Donald Cameron as its Chief Executive Officer and entered into a separation agreement with Donald C. Cameron and Donald C. Cameron Consulting Ltd. (the “Separation Agreement”). Under the terms of the Separation Agreement, the Company agreed to grant Mr. Cameron stock options exercisable to acquire 200,000 shares of common stock at $1.00 per share, which will vest and become exercisable over two years. The first half will vest on April 30, 2006 and the balance will vest on April 30, 2007. Stock options previously granted to Mr. Cameron under the Contractor Agreement were terminated. Mr. Cameron is a non-U.S. person, outside the United States and the options were granted pursuant to the exception from registration available under Rule 903 of Regulation S of the Securities Act.

See Note 7 of the Consolidated Financial Statements of the Company in Item 1 herein for the issuance of stock options.

Item 6.   Exhibits

Number	Description

3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation
3.3(6)	Certificate of Designation of Rights and Preferences of Series A Preferred Stock 3.4(1) Bylaws
10.1(3)	Participation Agreement between Sastaro Limited and Buttes Gas and Oil Co. International Inc. dated May 18, 2005
10.2(3)	Consulting Agreement between Sky Petroleum, Inc. and Paraskevi Investment Company S.A.
10.3(4)	Independent Contractor Services Agreement and a Confidentiality Agreement, effective April 1, 2005, with Donald C. Cameron Consulting Ltd
10.4(4)	Independent Contractor Services Agreement and a Confidentiality Agreement, effective April 1, 2005, for the services of Mr. Screaton as our Vice President, Finance and Chief Financial Officer
10.5(5)	Independent Contractor Services Agreement and a Confidentiality Agreement, effective April 1, 2005, for the services of Mr. Noonan as our Vice President Corporate
10.6(4)	Stock Option Plan — Canadian residents
10.7(4)	2005 U.S. Stock Incentive Plan — non-Canadian residents
10.8	Employment Agreement with Brent Kinney
10.9	Separation Agreement with Donald C. Cameron and Donald C. Cameron Consulting Ltd.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Treasurer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Risks Related to Our Business

(1)	Previously filed with Form SB-2 on September 12, 2002

(2)	Previously filed with Form 10-KSB on March 31, 2005

(3)	Previously filed with Form 10-QSB on August 22, 2005

(4)	Previously filed with Form SB-2 (SEC File No. 333-127940) on August 30, 2005

(5)	Previously filed with Form SB-2/A Amendment No. 1 (SEC File No. 333-127940) on September 9, 2005

(6)	Previously filed as exhibit 3.1 to the Form 8-K filed on September 22, 2005

Items 1, 3, 4 and 5 of Part II are omitted as there is no additional information to be reported pursuant to these Items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY PETROLEUM, INC. By: /s/ Brent Kinney Brent Kinney, Chief Executive Officer (On behalf of the registrant and as principal executive officer)

Date:   November 14, 2005