Form 10KSB
period 2005-12-31
SKY PETROLEUM, INC.
filed 2006-03-31
CIK 1183276

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number: 333-99455

                               SKY PETROLEUM, INC.
             (Exact name of registrant as specified in its charter)

                  NEVADA                                      32-0027992
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

      401 Congress Avenue, Suite 1540
               Austin, Texas                                    78701
 (Address of principal executive offices)                     (Zip Code)

                                 (512) 687-3427
              (Registrant's telephone number, including area code)

               108 Wild Basin Road, Suite 222, Austin, Texas 78746
              (Former name, former address and former fiscal year,
                         if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class               Name of each exchange on which registered
-------------------------------    ---------------------------------------------
           N/A                                          N/A

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value per share


     Check whether the  registrant  is not required to file reports  pursuant to
Section 13 or Section 15(d) of the Exchange Act. [ ]

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

--------------------------------------------------------------------------------

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act).    Yes [ ]        No  [X]

     State the issuer's revenues for its most recent fiscal year: nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $81,142,970 as of March 24, 2006, based on the average of the bid and ask sales prices of the Registrant's common stock as quoted in the National Association of Securities Dealers Over-the-Counter Bulletin Board.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transition Small Business Disclosure Format (Check One)

         Yes  [ ]             No  [X]

                                TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS.....................................................2

ITEM 1.  DESCRIPTION OF BUSINESS...............................................2

DESCRIPTION OF THE BUSINESS....................................................2

RISK FACTORS AND UNCERTAINTIES................................................13

ITEM 2.  DESCRIPTION OF PROPERTIES............................................19

ITEM 3.  LEGAL PROCEEDINGS....................................................19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................19

ITEM 5.  MARKET FOR COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
         SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.................19

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............22

ITEM 7.  FINANCIAL STATEMENTS.................................................28

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.............................................43

ITEM 8A. CONTROLS AND PROCEDURES..............................................43

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
         SECTION 16(A) COMPLIANCE.............................................43

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS..................43

ITEM 10. EXECUTIVE COMPENSATION...............................................48

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS......................................55

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................58

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................60

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................61

SIGNATURES....................................................................63



                                       i
--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

     We use words like "expects," "believes," "intends," "anticipates," "plans," "targets," "projects" or "estimates" in this report. When used, these words and other, similar words and phrases or statements that an event, action or result "will," "may," "could," or "should" occur, be taken or be achieved, identify "forward-looking" statements. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined under the sections titled "Risk Factors and Uncertainties", "Description of the Business" and "Management's Discussion and Analysis." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

     Our management has included projections and estimates in this report, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We do not intend to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, which may occur after the date of this report.


ITEM 1. DESCRIPTION OF BUSINESS

DESCRIPTION OF THE BUSINESS

Overview

     Our primary business is to identify opportunities to either make direct property acquisitions or to fund exploration or development of oil and natural gas properties of others under arrangements in which we will finance the costs in exchange for interests in the oil or natural gas revenue generated by the properties. Such arrangements are commonly referred to as farm-ins to us, or farm-outs by the property owners to us.

     We were incorporated in the state of Nevada in August, 2002 as The Flower Valet. We were formed to engage in the business of marketing, selling and distributing floral products, gifts and gourmet foods through the internet at www.flowervalet.com. On September 3, 2002, we became an affiliate of LinkShare, an on-line portal with various links to online suppliers of floral products, gifts and gourmet foods. We were unable to generate any meaningful revenues through our on-line floral business.

     In 2004, we began to reassess our business plan and to seek business opportunities in other industries, including the oil and gas industry. On December 20, 2004, at our annual meeting of shareholders, our shareholders approved an amendment to our Articles of Incorporation, changing our name from The Flower Valet to Seaside Exploration, Inc. Subsequently, on March 28, 2005, we changed our name from Seaside Exploration, Inc. to Sky Petroleum, Inc. and began actively identifying opportunities to make direct property acquisitions and to fund exploration and development of oil and natural gas properties.

     On March 28, 2005, we increased our authorized capital from 100,000,000 shares of common stock, $0.001 par value per share, to 150,000,000 shares of common stock, $0.001 par value per share. On March 28, 2005, we effected a 4 for 1 forward stock-split of our issued and outstanding shares of common stock, increasing the number of shares outstanding from 6,500,000 to 26,000,000 shares. Information contained in this report gives effect to the forward split. We are also authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share, and as of December 31, 2005 we have designated 3,055,556 shares of Preferred Stock as Series A Preferred Stock, all of which are currently outstanding. The Series A Preferred Stock is convertible into 12,222,224 shares of common stock.

     We manage our business  through our  wholly-owned  subsidiaries  in Cyprus:
Sastaro Limited and Bekata Limited.

          ----------------------------------------------
                       Sky Petroleum, Inc.
                      a Nevada corporation
          ----------------------------------------------
                                |
          ----------------------------------------------
                         Bekata Limited
                     a Cypus holding company
          ----------------------------------------------
                                |
          ----------------------------------------------
                         Sastaro Limited
                    a Cypus operating company
          ----------------------------------------------

     Sastaro Limited was incorporated on March 28, 2005. Bekata Limited was incorporated on February 7, 2005.

     Our principal corporate and executive offices are located at 401 Congress Avenue, Suite 1540, Austin, Texas 78701. Our telephone number is (512) 687-3427. We maintain a website at www.skypetroleum.com. Information contained on our website is not part of this report.

Mubarek Field - Participation Agreement

     On May 18, 2005, we announced that our indirect, wholly-owned subsidiary, Sastaro Limited, entered into a Participation Agreement with Buttes Gas and Oil Co. International Inc., a wholly-owned subsidiary of Crescent Petroleum Company International Limited. Under the terms of the Participation Agreement, Sastaro has the right to participate in a share of the future production revenue by contributing up to $25 million in drilling and completion costs related to two wells in an off-shore oil and gas project in the United Arab Emirates. The project is located in the Ilam/Mishriff reservoir of the Mubarek Field area near Abu Musa Island in the Arabian Gulf, which we refer to as the "Concession Area". The Participation Agreement does not grant Sastaro any interest in the Concession Area other than the right to receive a share of future production revenue.

     The Participation Agreement obligated Sastaro to pay $25 million in drilling and completion costs related to two wells according to the following schedule:

     o $2.0 million (paid) within seven days of the later of (i) the signing of the Participation Agreement or (ii) certification by Buttes Gas and Oil's external auditors that, as of December 31, 2004, Buttes Gas and Oil's assets were not less than $100 million, its net current assets were not less than $2.5 million and its long term indebtedness was not more than $25 million;

     o    $2.5 million on June 30, 2005 (paid);

     o    $2.5 million on July 15, 2005 (paid);

     o    $4.0 million on October 15, 2005 (paid);

     o    $1.5 million on November 1, 2005 (paid);

     o    $2.0 million on November 30, 2005 (paid);

     o    $3.5 million upon the spudding of the first well (paid);

     o    $3.5  million  within 30 days  after the  spudding  of the first  well
          (paid); and

     o    $3.5  million  within 60 days  after the  spudding  of the first  well
          (paid).

     If the actual drilling and completion costs are less than the amounts paid by Sastaro, Buttes Gas and Oil will reimburse Sastaro the difference between the actual drilling and completion costs and the actual amounts paid by Sastaro. If Buttes Gas and Oil estimates that the drilling and completion costs of the second well will increase the total drilling and completion costs of the two wells above $25 million, Sastaro will have the option, but not the obligation, to pay these additional costs. Upon exercising this option, Sastaro will become obligated to pay the total costs of the second well whether above or below Buttes Gas and Oil's estimate.

     In addition, if Buttes Gas and Oil decides to drill additional wells in the Concession Area, we will have the option to participate in these wells and, upon exercise of the option, will be obligated to pay 100% of the drilling and completion costs of any of these wells.

     The Participation Agreement set forth specific dates in which Buttes Gas and Oil was required to have a rig under contract to spud the first well. The Participation Agreement also set forth the rights and obligations of Buttes Gas and Oil and Sastaro in the event Sastaro defaults on any of its payment obligations under the Participation Agreement, including forfeiture of payments if Sastaro failed to make at least $12.5 million in payments and reductions in Sastaro's right to receive a portion of the production revenue if Sastaro made at lease $12.5 million in payments, but failed to fund the its full $25 million commitment under the terms of the Participation Agreement.

     As of March 31, 2006, Sastaro has paid Buttes Gas and Oil the full $25 million commitment under the terms of the Participation Agreement. Sastaro had paid Buttes Gas and Oil $14.5 million under the Participation Agreement as of December 31, 2005. Buttes Gas and Oil spudded the first well on January 31, 2006, and Sastaro paid Buttes Gas and Oil $3.5 million on February 7, 2006, $3.5 million on February 28, 2006 and $3.5 million on March 24, 2006 being the final payment.

     In exchange for the payment obligations described above, Sastaro will receive:

     o 75% of the combined production revenue from the wells, if any, until Sastaro has been reimbursed its total investment;

     o thereafter, 40% of the combined production revenue from the wells, if any, until Sastaro has been reimbursed twice its total investment; and

     o thereafter, 9.2% of the combined production revenue from the wells, if any, until the expiration of the Participation Agreement.

     o less: (i) a 14.5% contribution to royalty obligations, (ii) $3 per barrel of crude oil for operating costs and (iii) certain other costs.

     o Buttes Gas and Oil will be responsible for carrying out all drilling and completion work related to the wells.

     If the drilling and completion costs of the first two wells exceed $25 million and those excess costs have been paid by Buttes Gas & Oil, then the payments to Sastaro described above will be decreased proportionately, unless Sastaro, at its option, elects to make additional contributions to fund these additional costs in order to maintain its full interest in the revenue from the wells. Rising or unforeseen costs related to drilling and technical engineering may increase the cost related to drilling and completing the wells.

     Sastaro may assign its rights and obligations under the Participation Agreement unless the proposed assignee would materially impact the business and affairs of Buttes Gas and Oil.

     The term of the Participation Agreement shall continue until the Mubarek Field has reached the end of its economic life as determined by Buttes Gas and Oil or until otherwise terminated under the terms of the Participation Agreement.

     In January 2006, we announced that Buttes Gas and Oil, the operator of the Mubarak Field, signed a contract with P.T. Apexindo Pratama Duta Tbk (JSX:
APEX), an Indonesian oil and gas drilling company, to drill the first of two obligation wells using the Rani Woro jackup rig. The Rani Woro can operate to a water depth of 350 feet and has a 25,000 foot drilling capacity. Buttes Gas and Oil spudded the first well on January 31, 2006. Our plan of operation for 2006 is to fund Sastaro's obligations under the Participation Agreement and to identify and participate in other oil and gas exploration and development projects.

Compensation Agreement

     On May 18, 2005, we entered into a Compensation Agreement with Paraskevi Investment Company S.A. pursuant to which Paraskevi will provide certain advisory services to us in connection with the Participation Agreement in exchange for 1 million shares of our common stock. Under the Compensation Agreement, we are required:

     o to issue to Paraskevi 500,000 shares of the Company's common stock upon the signing of the definitive Participation Agreement; and

     o to issue to Paraskevi an additional 500,000 shares of the Company's common stock once Sastaro provides US$12.5 million of funding to Buttes Gas and Oil for drilling costs pursuant to the Participation Agreement.

     We issued Paraskevi 500,000 shares of common stock under the terms of the Compensation Agreement in connection with the signing of the Participation Agreement, and an additional 500,000 shares of common stock were issued on February 6, 2006.

Mubarek Field Program

     We retained Energy Services Group Dubai ("ESG") to provide an independent technical review of a project in the Mubarek Field project based on an evaluation of data provided to us by Buttes Gas and Oil. Ian Baron, a director of our company appointed in November 2005, is a founding partner of ESG. Information in this section entitled Mubarek Field Program are based on information contained in ESG's report.

Overview

     The Mubarek Field was discovered in 1972 and is located in about 200 feet of water 12 kilometers from Abu Musa Island offshore Sharjah, United Arab Emirates.

                                [GRAPHIC OMITTED]


[GRAPHIC SHOWS A MAP OF THE ARABIAN GULF AND THE LOCATION OF THE MUBAREK FIELD]

     The field is a large anticlinal structure with about 600 feet of vertical relief and is approximately 15 by 11 kilometers in area. Hydrocarbons were encountered in the Cretaceous Ilam, Mishrif and Thamama reservoirs. Only the Ilam / Mishrif reservoirs are involved in this in-fill drilling project.

                               [GRAPHIC OMITTED]

              [TABLE ILLUSTRATES AGE, FORMATION, DEPTH, ERROR AND
                      LITHOLOGY OF ILAM/MISHRIF RESERVOIRS]

     The area was awarded to a consortium led by Buttes Gas and Oil in the 1970's, and Butte Gas and Oil has since been involved in exploring and developing oil and gas from all or parts of the area.

     A total of nine production wells were drilled into this reservoir up to 1995, all within a small crestal area. The currently producing wells have a high water cut in view of their maturity. Wells drilled early in the field life produced at initial rates between 12,000 and 22,000 barrels of oil per day
(bopd) and achieved cumulative production of up to 22 million barrels per well. The more recent wells have had cumulative production in excess of 1 million barrels. The reservoir is generally low porosity and fractures play a major role in the production.

Technical Review

     Based on ESG's assessment, the infill drilling locations proposed by Buttes Gas and Oil are considered to lie within the field limits and above the oil water contact, and both locations are expected to have adequate untapped reserves (although depleted pressures) to justify the drilling of the two wells.

     According to different sources, the initial oil in place estimated for the Ilam/Mishrif reservoir ranges from 275 to 450 million barrels and taking the average of these it is reasonable use the figure of 360 million barrels. Approximately 86 million barrels have been produced putting recovery somewhere between 20% and 30%. Given the recovery to date, the distribution of the wells and the layered nature of the reservoir, it is the view of ESG that there are significant additional recoverable oil reserves remaining in the field. Hence the potential for additional in-fill wells. ESG interpret the proposed locations for these wells to well above the oil water contact and they can be reached from existing platforms with available slots.

     Extensive production facilities have been installed during the life of the field and production from the proposed wells will be processed and exported through these facilities. This is expected to enable the wells to be tied in and brought on-stream promptly. In return, an operating fee of $3 per barrel will be paid to Buttes Gas and Oil.

     The field was formed by salt movements related to the major Abu Musa Island salt diaper some 15 kilometers west of the field. The reservoir poro-perm characteristics of the Ilam/Mishrif are generally low and fractures play a major role in the production. Faulting appears limited, based on recent three dimensional ("3D") interpretation but where it occurs, it probably facilitates water incursion into the reservoir and complicates fluid dynamics in different parts of the field. Regional knowledge suggest faulting may be more ubiquitous than currently interpreted and further work is recommended on this topic as it has a major bearing on reservoir performance.

     The reservoir today is 700 psi above the bubble point and there is no gas cap. There is no pressure maintenance of the reservoir and gas lift is used to enhance oil production. The early wells produced at rates of up to 20,000 bopd and achieved cumulative production of up to 22 million barrels per well. The recent wells, however, have initial production rates at 1500 - 2000 bopd with cumulative production in excess of 1 million barrels, with water cuts in the order of 50% early in the life of the well. In order to reduce the risk of rapid water incursion, it is essential to locate the wells away from faults and areas remote from the depleted crestal area.

3D Seismic Survey

     A 3D ocean bottom cable (OBC) seismic survey was carried out in 1997. The data quality is fair due to the effects of the geological section overlying the reservoir. This causes two main problems:

     1. severe multiple interference predominantly generated from the Base Miocene Salt reflector. The time from seabed to Base Salt is almost the same as Base Salt to Top Ilam Mishrif reservoir reflector hence the multiple frequently interferes with the most important mapping horizon, and

     2. frequency attenuation is caused by the interbedded Fars section above the Miocene Salt which results in frequencies of less than 40 Hz at the reservoir level. This more or less prohibits any seismic analysis within the reservoir interval.

     As a result, the data quality at the reservoir level is limited in its frequency content and has serious multiple interference. This renders accurate fault interpretation across the field difficult. Further analysis of the 3D data using a variety of display techniques suggests the fault pattern may be more extensive than currently mapped.

     In addition to the problems with seismic data quality, the overlying section has rapid lateral velocity variations due to salt movements causing problems in depth conversion. As a result, the seismic data allows mapping of the structure and major faults (>50 feet), but is of limited value in mapping reservoir characteristics.

Reservoir Description

     Well log data over the reservoir section is available on 19 wells in the Mubarek Field. All wells show generally low porosity over the Ilam/Mishrif section, mainly less than 10%. Only 4 wells in the field have core data, however this date clearly shows that even in the better looking reservoir sections, porosity and permeability is low. Based on the well test results showing that wells tested at rates in excess of 15,000 bopd, clearly fracture porosity is playing a major role in the reservoir performance. In addition, erosion and leaching are known to have affected the Ilam/Mishif reservoir in other fields in the area and should be expected to play a role in reservoir performance in Mubarek. Reservoir quality allegedly deteriorates towards the flanks of the structure due to reduction in fracture density away from the crest. However, there is only limited data to support this assertion.

     The reservoir has been described as having 19 zones which can be mapped across the field, 5 in the Ilam, 5 in the Upper Mishrif, 4 in the Middle Mishrif and 5 in the Lower Mishrif.

                                [GRAPHIC OMITTED]

     [TABLE ILLUSTRATES MD (FT), TVD (FT), FORMATION, ERROR AND LITHOLOGY]

     The zones comprise a mixture of carbonate muds and sands and there is significant lateral facies variation within these zones which will influence fluid flow and reserve distribution. Well evidence indicates watering out of some zones confirming reservoir layering to be a significant factor in reservoir performance. A recent reservoir study by Dean Potter, a consulting geologist, has updated this zoning scheme and provides a better understanding of the reservoir and its remaining potential. This analysis is aligned in principle with work the authors have been involved with in other nearby fields with Ilam/Mishrif reservoirs. However there are apparent discrepancies between the log data and the reservoir maps created, and significant interpretive license has been taken in areas remote from well control. This does not reduce the value of the work but increases the level of certainty in reservoir prediction.

     It is noted that the oil water contact is put at around 13,100 feet based on calculations, as it has never been encountered. Based on knowledge from other fields in the area hydrodynamics may cause the oil water contact to be tilted from east to west. This could affect reserve distribution and volume on a field wide scale but will not affect the wells being proposed for this program.

Proposed Drilling Locations

     ESG reviewed 4 potential new well locations on the Mubarek field with the objective of selecting the 2 most optimal for oil production within the Ilam-Mishrif reservoir. Initially a review of the geological, petrophysical and reservoir aspects were made to determine the preferred locations. A geophysical review of the preferred locations was then made to ensure there were no seismic concerns, mainly with respect to faulting.

     The Ilam/Mishrif reservoir within Mubarek field has produced approximately 86 million barrels of oil to date, after first production in 1974. The current oil production rate from the remaining production wells E-1 ST, G-1 and J-1, is approximately 650 barrels of oil per day at a producing water-cut of 92 percent. This is down from initial production levels of approximately 50000 barrels of oil per day at zero water-cut. Estimates of recovery factor vary depending on various estimates of OIIP, however it is considered that the current recovery factor lies between 25 and 30 percent.

     Some 9 wells have been produced from the reservoir over the 31 years of field life, all are located in a small area near the crest of the structure. Many of the wells experienced operational problems during production, resulting in early loss of the well for production purposes (e.g. casing collapse due to external salt pressure).

     Depending on their time on production and when they were drilled, the production character of all wells appears to follow a very similar trend characterized by early water ingress, followed by a rapid increase in water cut to between 50 and 80 percent. This water cut then show steady increase (but at lower rate) through to present day levels.

     The static reservoir pressure data from the wells shows that there is a high level of inter-well communication. In fact, the pressure decline history of all wells through out the history of the field is very nearly identical. Matrix permeability's generally vary from 0.1 to 10 millidarcies in both Ilam and Mishrif formations. However, interpreted test permeability's are generally between 1 and 2 orders of magnitude higher than this range. This difference is considered to be likely to natural fracturing within the reservoir and is supported by the highly negative well bore skins calculated from well testing.

Reservoir Drive Mechanism

     It would appear that the drive mechanism for production has been a combination of fluid expansion drive with the reservoir fluid being highly under saturated (bubble point pressure is 3300 psi compared to initial reservoir pressure of 6700 psi) and relatively weak water drive due to water influx.

     While natural water influx to the reservoir is obviously occurring, describing the path of this influx is very difficult due to the undefined influence of natural fracturing and the fact that most wells were co-mingled from all productive zones. There is also an overall paucity of data describing relative production from specific perforated zones.

     Given that there are many identifiable intervals with good porosity and reasonable permeability, it is considered likely that the nature of the water influx to the reservoir will be a combination of both flooding through the fracture system and the rock matrix itself.

     Given the decline in reservoir pressure and considering the rise of aquifer water through the original oil column it is also expected that some degree of water-oil gravity drainage may also be occurring.

Well Location Selection

     The objective of the review was to select those well locations with the highest productive oil potential. The major influences on determining this included the following:

     o    position on structure

     o    potential net pay

     o    well productivity

     o    water-cut

     Of the 4 well locations pre-selected for review, two locations were selected as being most attractive for potential oil production.

     In terms of well productivity, no clearly identifiable trend has been identified across the field. This is complicated by the co-mingling of production over various reservoir intervals in different wells through the production history of the field. Given the inability to either describe or predict the fracture system within the reservoir (which clearly dominates resultant well productivity) any predictions of well productivity at particular locations will carry a high degree of uncertainty.

     Given the difficulty in determining how (or more importantly where) water influx to the reservoir has occurred, any identification of areas of un-swept oil within the reservoirs will also be difficult. It should also be considered that while well productivity and fracturing are clearly linked, fracturing is also likely to influence water influx, in that water from the aquifer will sweep through the fracture system preferentially.

     Well locations have been assessed with consideration to optimal structural position and net pay. Another dominant factor in selecting locations has been the consideration of likely initial water-cut. In this case, the optimal locations will potentially have the lowest possible initial water-cut resulting in the highest possible oil rate. The two chosen locations are considered to fulfill this criteria from within the 4 pre-selected well locations.

     The chosen well locations are also slightly more peripheral to the central well area when compared to the rejected locations. It is possible therefore, that these wells may not be so pervasively fractured as compared to the wells located near to the crest of the structure. Normally, a greater intensity of fracturing would be expected at the crest of the structure than on the flanks.

     To some degree, a lower intensity of fracturing at the flank locations may decrease the productive potential of the well. However, more importantly, it decreases the possibility that the area has been swept by aquifer water thereby allowing for the potential of considerably lower water cut during the initial production period. It is considered that this could result in higher overall oil rates being achieved.

     Buttes Gas and Oil estimated that the first well, Mubarak H-2, will take approximately 75 days to complete and results are anticipated prior to the end of April 2006. The rig will then be moved off location to another operator for one well and subject to the terms of the Agreement, will return to the Mubarak Field in approximately six months to drill and complete the Mubarak J- 3 well. We expect the second obligation well will be completed prior to the end of 2006.

     On September 15, 2005, we announced the target locations for the infill wells to be drilled to the Ilam/Mishrif reservoir in the Mubarek Field had been selected. The wells will be drilled from existing platforms into the Ilam/Mishrif oil reservoir. The H-2 and J-3 wells target locations are located approximately one kilometer from wells which have produced oil from the Ilam/Mishrif. The field has complete 3D seismic coverage and extensive production and export infrastructure already in place with adequate capacity to process production from the two new wells.

Sir Abu Nu'Ayr Island Project.

     Pursuant to the Participation Agreement, we have the right of first refusal to participate in a project that is expected to result in an exploration program conducted by an affiliate of Buttes Gas and Oil, as concession operator, in a concession located in the offshore waters around Sir Abu Nu'Ayr Island. The island of Sir Abu Nu'Ayr, which sits in the center of the concession area, is part of the Emirate of Sharjah but is located in the offshore territory of Abu Dhabi. We expect to successfully negotiate an agreement with this affiliate of Buttes Gas and Oil with respect to Sir Abu Nu'Ayr during the next twelve months.

Employees and Consultants

     As of December 31, 2005, we have retained the services of four consultants:

     o James Screaton serves as our Vice President, Finance and Chief Financial Officer,

     o    Michael Noonan serves as our Vice President, Corporate,

     o    Daniel Meyer serves as our President, Secretary and Treasurer, and

     o    Donald Cameron provides general consulting services.

     We have an employment agreement with Brent Kinney, our chief executive officer.

     We also have a consulting agreement with Energy Services Group Dubai (ESG). Ian Baron, a director of our company, is a founding partner of ESG.

     We had no other employees or consultants. In order to control costs and limit the number of our administrative personnel, we anticipate that we will retain consultants to provide or that our consultants will provide administrative type services until we are able to generate sufficient revenues from operations, if any, to hire personnel.

Competition

     The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources. Many of these companies not only explore for and produce oil and natural gas, but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger or integrated competitors may be able to absorb the burden of existing, and any changes to, federal, state, local and tribal laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties.

Government regulation

     The operations of Buttes Gas & Oil on the Ilam-Mishrif reservoir project in Sharjah, United Arab Emirates are subject to intense governmental regulation.

RISK FACTORS AND UNCERTAINTIES

     Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

     Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

Risks related to our company and the oil and natural gas industry

Our future performance is difficult to evaluate because we have a limited operating history.

     We were incorporated in August 2002 and we began to implement our current business strategy in the oil and gas industry in the beginning of 2005. We have had no significant operations and since incorporation our operating cash flow needs have been financed solely through an offering of our common stock. As a result, we have little historical financial and operating information available to help you evaluate our performance or an investment in our common stock and warrants. See "Financial Statements."

Because of our historical losses and expected losses in the future, it will be difficult to forecast when we will achieve profitability, if ever.

     We incurred net losses of $20,482 and $6,023,584 in the years ended December 31, 2004 and 2005, respectively. As of December 31, 2005, we had an accumulated deficit of $6,054,044. We have no revenues from operations and do not anticipate generating any revenues unless we receive revenues from production from our participation interest in the wells drilled by Buttes Gas and Oil in connection with the off-shore oil and gas project in the United Arab Emirates. We may incur losses for the year ending December 31, 2006.

     As of December 31, 2005, we estimate we had approximately $18.4 million in working capital. Our Participation Agreement with Buttes Gas and Oil required us to make additional payments of $3.5 million on the spudding of the first well, $3.5 million within 30 days after the spudding of the first well and $3.5 million within 60 days after the spudding of the first well. The first well was spud on January 31, 2006, and Sastaro paid Buttes Gas and Oil $3.5 million on February 7, 2006, $3.5 million on February 28, 2006 and $3.5 million on March 24, 2006. If Buttes Gas and Oil estimates that the drilling and completion costs of the first and/or second well will increase the total drilling and completion costs of the two wells above $25 million, Sastaro has the option, but not the obligation, to pay these additional costs. Upon exercising this option, Sastaro will become obligated to pay the total costs of the second well whether above or below Buttes Gas and Oil's estimate. If we fail to make additional contributions, our share of the production revenue from a well, if any, will be reduced under the terms of the Participation Agreement.

Our only interest in the Mubarek Field oil project is the right to future production revenue for our advancement of funds.

     The Participation Agreement does not grant us any interest in the Concession Area other than the right to participate in a share of future production revenue. Under the terms of the Participation Agreement, Buttes Gas and Oil has agreed to conduct all drilling, field operations and related administrative services related to the wells. For our advancement of the drilling and completion costs, we are entitled to receive a percentage of the production revenue as follows:

     o 75% of the combined production revenue from the wells, if any, until Sastaro has been reimbursed its total investment;

     o thereafter, 40% of the combined production revenue from the wells, if any, until Sastaro has been reimbursed twice its total investment; and

     o thereafter, 9.2% of the combined production revenue from the wells, if any, until the expiration of the Participation Agreement,

less: (1) a 14.5% contribution to royalty obligations, (2) $3 per barrel of crude oil for operating costs and (3) certain other costs. Because we are not the operator, we are entirely dependent on the ability of Buttes Gas and Oil to pay us our share of future revenues from production at the Mubarek Field.

We have only nominal control over the timing or scope of the work done on the Mubarek Field project and are dependent on Buttes Gas and Oil to advance production.

     We have only nominal control over the drilling of the wells and after the initial two commitment wells of the timing of decisions to drill new wells at the Mubarek Field. Buttes Gas and Oil is responsible for all drilling, field operations and related administrative services related to the wells. We have chosen, in conjunction with Buttes Gas and Oil, the locations for drilling the first two wells, but we have no control over the timing of drilling the wells as we are subject to the availability of securing a drilling rig. We are dependent on Buttes Gas and Oil to successfully develop the wells at the Mubarek Field in conjunction with our technical advisers. The decisions of Buttes Gas and Oil to develop or otherwise exploit sites at the Mubarek Field will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. If Buttes Gas and Oil fails to successfully develop the wells or there is no production at the Mubarek Field, we lose our investment in Mubarek Field.

We depend on our executive officers for critical management decisions and industry contacts.

     We are dependent upon the continued services of Brent Kinney, our chief executive officer, James Screaton, our chief financial officer, and Michael Noonan, our vice president, corporate, who have significant experience in the oil and gas industry. We do not carry key person insurance on their lives. The loss of the services of either of our executive officers, through incapacity or otherwise, would be costly to us and would require us to seek and retain other qualified personnel. See "Management."

A substantial or extended decline in oil and natural gas prices could reduce our future revenue and earnings.

     The price we receive for future oil and natural gas production will heavily influence our revenue, profitability, access to capital and rate of growth. Oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile and currently oil and natural gas prices are significantly above historic levels. These markets will likely continue to be volatile in the future and current record prices for oil and natural gas may decline in the future. The prices we may receive for any future production, and the levels of this production, depend on numerous factors beyond our control. These factors include the following:

     o    changes in global supply and demand for oil and natural gas;

     o    actions by the Organization of Petroleum Exporting Countries, or OPEC;

     o    political   conditions,   including  embargoes,   which  affect  other
          oil-producing activities;

     o levels of global oil and natural gas exploration and production activity;

     o    levels of global oil and natural gas inventories;

     o    weather conditions affecting energy consumption;

     o    technological advances affecting energy consumption; and

     o    prices and availability of alternative fuels.

     Lower oil and natural gas prices may not only decrease our future revenues but also may reduce the amount of oil and natural gas that we can produce economically. A substantial or extended decline in oil or natural gas prices may reduce our earnings, cash flow and working capital.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could substantially increase our costs and reduce our profitability.

     Oil and natural gas exploration is subject to numerous risks beyond our control, including the risk that drilling will not result in any commercially viable oil or natural gas reserves. Failure to successfully discover oil or natural gas resources at the Mubarek Field may result in the entire loss of the funds we advance to Buttes Gas and Oil. The decisions of Buttes Gas and Oil to develop or otherwise exploit sites at the Mubarek Field will depend in part on the evaluation of resource estimates based on assumptions that may turn out to be inaccurate.

     The total cost of drilling, completing and operating wells will be uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

     o delays imposed by or resulting from compliance with regulatory requirements;

     o    pressure or irregularities in geological formations;

     o    shortages of or delays in obtaining equipment and qualified personnel;

     o    equipment failures or accidents;

     o    adverse weather conditions;

     o    reductions in oil and natural gas prices;

     o    land title problems; and

     o    limitations in the market for oil and natural gas.

We currently have no proved oil and or gas reserves and therefore we may face difficulties raising financing to fund our obligations under the Participation Agreement.

     We have not discovered any oil and gas, and therefore we have no oil and gas reserves nor any revenue that would otherwise be generated from these reserves. Accordingly, we are unable to finance any of our overhead costs or obligations under the Participation Agreement from such revenues and will be required to fund these costs and expenses by offering additional debt or equity securities.

We may incur substantial losses and be subject to substantial liability claims as a result of our oil and natural gas operations.

     The Mubarek Field operations will be subject to risks associated with oil and natural gas operations. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect the payment of production revenues from the wells, if any. The oil and natural gas exploration activities of Buttes Gas & Oil will be subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

     o environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater contamination;

     o    abnormally pressured formations;

     o mechanical difficulties, such as stuck oilfield drilling and service tools and casing collapse;

     o    fires and explosions;

     o    personal injuries and death; and

     o    natural disasters.

     Any of these risks could adversely affect our ability to operate or result in substantial losses to the Mubarek Field operations. These risks may not be insurable or Buttes Gas and Oil may elect not to obtain insurance if the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event that is not fully covered by insurance occurs, it could adversely affect us.

Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production.

     Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder access to oil and natural gas markets or delay production, if any, at the wells. The availability of a ready market for our future oil and natural gas production will depend on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Butte Gas and Oil's ability to market its production will depend in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Failure to obtain such services on acceptable terms could materially harm our business. Buttes Gas and Oil may be required to shut-in wells for a lack of a market or because of the inadequacy or unavailability of gathering system capacity. If that were to occur, we would be unable to realize revenue from those wells until production arrangements were made to deliver our production to market.

We are subject to complex laws that can affect the cost, manner and feasibility of doing business thereby increasing our costs and reducing our profitability.

     Development, production and sale of oil and natural gas are subject to laws and regulations. Buttes Gas and Oil may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:

     o    discharge permits for drilling operations;

     o    drilling bonds;

     o    reports concerning operations;

     o    spacing of wells;

     o    unitization and pooling of properties; and

     o    taxation.

     Failure to comply with these laws may also result in the suspension or termination of operations and liabilities under administrative, civil and criminal penalties. Moreover, these laws could change in ways that substantially increase the costs of doing business. Any such liabilities, penalties, suspensions, terminations or regulatory changes could materially and adversely affect our financial condition and results of operations.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oilfield services could adversely affect our ability to execute our plans on a timely basis and within our budget.

     Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our development operations at the Mubarek Field operations, which could have a material adverse effect on our business, financial condition or results of operations. Rising or unforeseen costs related to drilling and technical engineering may increase the cost related to drilling and completing the wells, which may either require us to contribute additional capital to drilling of the wells or cause dilution in our right to receive revenue from production, if any.

Competition in the oil and natural gas industry is intense, which may increase our costs and otherwise adversely affect our ability to compete.

     We operate in a highly competitive environment for prospects suitable for exploration, marketing of oil and natural gas and securing the services of trained personnel. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. Those companies may be able to pay more for prospective oil and natural gas properties and prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. In order for us to compete with these companies, we may have to increase the amounts we pay for prospects, thereby reducing our profitability.

We may not be able to compete successfully in acquiring prospective reserves, developing reserves, marketing oil and natural gas, attracting and retaining quality personnel and raising additional capital.

     Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry. Our inability to compete successfully in these areas could have a material adverse effect on our business, financial condition or results of operations.

We believe that period-to-period comparisons of our financial results are not meaningful and should not be relied upon as an indication of future performance because we recently changed the focus of our business plan from marketing flowers on the internet to engaging in the exploration and marketing of oil and natural gas.

     Prior to our entering into the Participation Agreement, we had no material business or operations. As a result, the historical information in this report related to our prior operations will vary from our future results of operations. In addition, evaluation of our future prospects is difficult to assess because we have a limited operating history in the exploration and marketing of oil and natural gas. Our historical results of operations are not indicative of our future revenue and income potential.

Risks related to our securities and this offering

We have never declared or paid cash dividends on our common stock. We currently intend to retain future earnings to finance the operation, development and expansion of our business.

     We do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant.

     Accordingly, investors will only see a return on their investment if the value of our securities appreciates.

The market for our common shares has been volatile in the past, and may be subject to fluctuations in the future.

     The market price of our common stock has ranged from a high of $2.20 and a low of $0.54 during the twelve month period ended December 31, 2005. See "Market for Common Equity and Related Shareholder Matters." We cannot assure you that the market price of our common stock will not significantly fluctuate from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many exploration companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse affect on our business, operating results and financial condition.

Legislation, including the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract officers and directors.

     We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations which govern publicly-held companies. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the Securities and Exchange Commission that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.

Broker-dealers may be discouraged from effecting transactions in our common stock because they are considered a penny stock and are subject to the penny stock rules.

     Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a "penny stock." Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the OTCBB during the period from November 6, 2003 to December 31, 2005, ranged between a high of $2.20 and a low of $0.54 per share, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

     A broker-dealer selling penny stock to anyone other than an established customer or "accredited investor," generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal corporate and executive offices are located at 401 Congress Avenue, Suite 1540, Austin, Texas 78701. Our telephone number is (512) 687-3427. We rent our office space. We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     Neither we nor any of our property are currently subject to any material legal proceedings or other regulatory proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of our shareholders during the year ended December 31, 2005.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is quoted on the OTC Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current "bids" and "asks" as well as volume information. The OTC Bulletin Board is not considered a "national exchange." Our common shares commenced trading on the OTC Bulletin Board in November 2003.

     The high and low bid quotations of our common stock on the OTC Bulletin Board as reported by the NASD were as follows:

      Period                            High                         Low
      ------                            ----                         ---
2005
First Quarter                       $       1.276               $       1.276
Second Quarter                      $        1.09               $        0.54
Third Quarter                       $        1.72               $        0.97
Fourth Quarter                      $        2.20               $        1.55

2004
First Quarter                       $        0.51               $        0.00
Second Quarter                      $        0.51               $        0.10
Third Quarter                       $        0.50               $        0.50
Fourth Quarter                      $        0.50               $        0.15

2003
November 3 to December 31(1)        $          --               $          --

(1) Our shares were initially quoted for trading on November 3, 2003. There was no quote during the period from November 3, 2003 to December 31, 2003.

     The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

     As of March 24, 2006, the closing bid quotation for our common stock was $2.00 per share as quoted by the NASD OTCBB.

     As of March 24, 2005, we had 46,571,485 shares of common stock issued and outstanding, held by 124 registered shareholders, including Cede & Co.

     The declaration of dividends on our shares of common stock is within the discretion of our board of directors and will depend upon the assessment of, among other factors, results of operations, capital requirements and the operating and financial condition of Sky Petroleum. The Board has never declared a dividend. At the present time, we anticipate that all available funds will be invested to finance the growth of our business.

     Given our recent change in business, we do not believe that a performance graph comparing yearly percentage change with a market index is relevant.

Recent Sales of Unregistered Securities

     Since our inception we have offered and sold the following securities in unregistered transactions pursuant to exemptions under the Securities Act of 1933, as amended.

     On April 6, 2005, we issued 5,000,000 shares of common stock at $0.50 per share in a private placement totaling $2.5 million. We incurred costs of $655 in connection with the offering. The shares were issued to the selling shareholders named in the report included in this registration statement. Each of the shareholders is a non-U.S. person who acquired the shares in off-shore transactions under an exclusion from registration available under Regulation S of the Securities Act of 1933, as amended.

     On July 26, 2005, we issued a total of 1,716,687 shares of common stock at $0.80 per share to raise approximately $1,373,350 (less finder's fees of 10%) pursuant to subscriptions in a private placement. We offered and sold shares outside the United States to non-U.S. persons in off-shore transactions pursuant to the exclusion from registration available under Regulation S of the Securities Act and in the United States in private transactions not involving a public offering pursuant to exemptions available under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

     On August 25, 2005, we accepted subscriptions for a total of 8,841,178 shares of common stock at $0.80 per share for total proceeds of approximately $7,072,942.40 (less finder's fees of 10%) and issued a treasury order to our transfer agent. Our transfer agent delivered the shares certificate to the investors on September 9, 2005. We offered and sold shares outside the United States to non-U.S. persons in off-shore transactions pursuant to the exclusion from registration available under Regulation S of the Securities Act and in the United States in private transactions not involving a public offering pursuant to exemptions available under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

     On July 26, 2005, we granted Donald Cameron, our Chief Executive Officer, options to purchase 1,500,000 shares of common stock exercisable at exercise prices ranging from $0.50 to $1.00 per share. Mr. Cameron is a non-U.S. person and acquired the options in an off shore transaction under an exclusion from registration available under Regulation S of the Securities Act of 1933, as amended. The options were subsequently cancelled under a separation agreement.

     On August 25, 2005, we granted James Screaton, our Chief Financial Officer, options to purchase 400,000 shares of common stock exercisable at exercise prices ranging from $0.50 to $1.00 per share. Mr. Screaton is a non-U.S. person and acquired the options in an off shore transaction under an exclusion from registration available under Regulation S of the Securities Act of 1933, as amended.

     On September 21, 2005 we granted Michael Noonan, our Vice President, Corporate, an option to purchase 600,000 shares of common stock at $1.29 per share. Mr. Noonan is a U.S. person and acquired the options pursuant to the exemption from registration provided by Rule 701 promulgated under the Securities Act of 1933, as amended.

     On September 20, 2005, the Company accepted a subscription to purchase 3,055,556 shares of unregistered Series A Preferred Stock at a price of $3.60 per share from one non-U.S. person investor for aggregate gross proceeds of approximately $11,000,000. Certain individuals served as placement agents for this offering and received placement agent fees. The shares of Series A Preferred Stock were issued outside the United States to one non-U.S. person pursuant to an exclusion from the registration requirements of the Securities Act of 1933, as amended, available under Regulation S thereunder. The offer and sale of the shares of Series A Preferred Stock were made outside of the United States to a non-U.S. person. The placement was conducted without general solicitation or advertising and without directed selling efforts.

     On December 16, 2005, the Company issued a treasury order to issue 16,013,620 shares of unregistered common stock at a price of $1.00 per share from investors for aggregate gross proceeds of $16,013,620. Certain individuals served as placement agents for this offering and received payments equal to 10% of the funds raised by such placement agent. The Company believes that the offer and sale of the Shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by virtue of the exemptions from registration provided by Regulation S and Rule 506 of Regulation D under the Securities Act. Substantially all of the offers and sales of the Shares were made outside of the United States to non-U.S. persons in off shore transaction in reliance upon the exception from registration available under Rule 903 of Regulation S of the Securities Act. Offers and sales were made exclusively to accredited investors (as such term is defined in Rule 501(a) of Regulation D) in the United States in offers and sales not involving a public offering. The private placement was conducted without general solicitation or advertising or directed selling efforts (as defined in Regulation S of the Securities Act). The subscribers were afforded an opportunity for effective access to the Company's reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, which contained the relevant information needed to make its investment decision, including the Company's financial statements. The Company reasonably believed that the subscribers, immediately prior to offering the Shares, had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of their investment. The Shares are restricted securities as defined under Rule 144 of the Securities Act.

On February 6, 2006, we issued 500,000 shares of common stock as compensation under the terms of a Compensation Agreement dated May 18, 2005 with Paraskevi Investment Company S.A. Paraskevi is a non-U.S. Person outside the United States and the shares of common stock were issued in an off-shore transaction pursuant to an exemption from registration available under Rule 903 of Regulation S of the Securities Act.

Purchases of Equity Securities by the Small Business Issuer and Affiliates

There were no purchases of our equity securities by us or any of our affiliates during the year ended December 31, 2005.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors and Uncertainties" and elsewhere in this prospectus.

     This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in "Critical Accounting Policies," and have not changed significantly.

     In addition, certain statements made in this report may constitute "forward-looking statements". These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, Sky Petroleum's ability to raise additional capital to fund its commitments under the Participation Agreement, the success of the proposed infill drilling programs, Sky Petroleum's ability to access opportunities, the contemplated continued production at the Mubarek field, our expectations related to the Sir Abu Nu'Ayr Island Project, the competitive environment within the oil and gas industry, the extent and cost effectiveness with which Sky Petroleum is able to implement exploration and development programs in the oil and gas industry, obtaining drilling equipment on a timely fashion, commodity price risk, and the market acceptance and successful technical and economic implementation of Sky Petroleum's intended plan. Forward-looking statements can be identified by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. Although Sky Petroleum believe that the expectations reflected-in the forward-looking statements are reasonable, the company cannot guarantee future results, levels of activity, performance or achievements.

Overview

     We are an oil and gas exploration company, with the primary focus of seeking opportunities where discoveries can be appraised rapidly and advanced either by using existing infrastructure or by entering into arrangements with joint-venture partners.

     As part of our business strategy, we, through our wholly-owned subsidiary, Sastaro, entered into a Participation Agreement for the financing of a drilling program in the Mubarek field, an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf, with Buttes Gas and Oil Co. International Inc., a wholly-owned subsidiary of Crescent Petroleum Company International Limited. Under the terms of the Participation Agreement, Sastaro has the right to participate in a share of the future production revenue by contributing up to $25 million in drilling and completion costs related to two wells in an off-shore oil and gas project in the United Arab Emirates. The Participation Agreement does not grant Sastaro any interest in the Concession Area other than the right to receive a share of future production revenue, if any.

     We were incorporated on August 22, 2002, pursuant to the laws of the State of Nevada under the name of The Flower Valet. In 2004, we began to reassess our business plan and to seek business opportunities in other industries, including the oil and gas industry. On December 20, 2004, at our annual shareholder's meeting, our shareholders voted to change the management and approve the change of our name to Seaside Exploration, Inc. Subsequently, on March 28, 2005, we changed our name to Sky Petroleum, Inc.

     Since our incorporation on August 22, 2002 through December 31, 2004, we were primarily engaged in the business of marketing, selling and distributing floral products, gifts and gourmet foods through its website. We only generated $49 in revenues during this period. As a result of determining the potential lack of viability of its previous business model, and the lack of capital to pursue the previous business model, the company changed its business strategy and decided to pursue other business opportunities in the oil and gas industry. Since our inception through December 31, 2005, we had a net cumulative loss of $6,054,044.

     During the year ended December 31, 2005, we incurred net operating losses of $6,026,132. We had no revenue from operations and our operating expenses totaled $6,026,132. Expenses included significant costs of $3,522,076 incurred in financing fees resulting from costs related to raising approximately $38 million during 2005. Other significant expenses included $444,986 in expenses related to consulting services for consulting services and $124,507 in compensation expenses, respectively, for services by consultants provided in connection with our evaluation of the Mubarek Field and by certain of our executive officers through consulting companies. We also incurred investor relations expenses of $440,421 in connection with European and North American investor relations and shareholder communications. Professional fees included fees for legal, accounting and auditor services incurred in connection with our capital raising activities and general public company reporting obligations. We incurred general and administrative expenses of $258,119, which included expenses related to maintaining offices in Austin and Calgary and our presence in Dubai near the Mubarek Field. We incurred expenses of $996,015 in connection with stock-based compensation resulting from stock option grants to our officers and directors.

     We had non-operating income of $74,315 from interest earned on cash and cash equivalents from excess cash. This was off-set by non-operating interest expense of $43,627 from notes payable required for interim financing and loss on foreign currency of $28,140. Our net loss for the year ended December 31, 2005 was $6,023,584 or $0.20 per share.

Plan of Operation

     Our plan of operation and business strategy is to focus on producing or near-production oil and gas properties in the Middle East and North Africa. We intend to seek niche opportunities through the contacts of our officers and directors in the region. We intend to limit our administrative and overhead expenses by seeking operating partners and participating in projects as non-operator. We intend to use contractors or consultants as much and where possible.

     As we have sufficient working capital, our goal during the next twelve months ending December 31, 2006 is to drill two commitment wells in our first project in the Mubarek Field under the Participation Agreement with BGOI, and to assess and obtain additional joint venture opportunities in new regions.

     The strategic overview of Sky Petroleum is as follows:

     o To identify opportunities to participate in oil and gas projects in the Middle East and North Africa through strategic participation agreements, farm-ins or joint ventures.

     o To focus initially on lower risk development or exploitation projects in areas with known oil or natural gas reserves / production and infrastructure.

     o To participate as a non-operator on projects with working operators with experience in a specific region.

     o To raise sufficient capital to fund our operations and to establish ongoing production revenue.

     Our plan of operation includes the following goals during the next twelve months:

     o Fund two wells in Mubarek Field in United Arab Emirates to be drilled by BGOI.

     o Evaluate new farm-in / joint venture opportunities in the Middle East or North Africa.

     o    First production from the Mubarek Field is expected.

     o    Evaluate additional infill drilling locations in Mubarek Field.

     o Negotiate an agreement with BGOI on Sir Abu Nu'Ayr project and fund a work program.

     There can be no assurance that we will successfully implement our business strategy or meet our goals during the next twelve months, if ever.

Liquidity and Capital Resources

     A component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing to fund future additional prospects. Our only source of internal operating cash flow, if any, will be derived from our participation interest in the Mubarek Field, if the project is successful.

     Since inception, we have financed our cash flow requirements through the issuance of common stock and preferred stock. As we expand our activities, we may continue to experience net negative cash flows from operations. . Additionally we anticipate obtaining financing to fund operations through common stock or preferred stock offerings, debt financings and bank borrowings, to the extent available.

     As of December 31, 2004, we had assets of $6,542 and $0 in liabilities, resulting in a shareholder's equity of $6,542. During the year ended December 31, 2004, we did not raise any capital.

     As of December 31, 2005, we have raised approximately $38.0 million through private placements of shares of common stock and shares of convertible preferred stock. As of December 31, 2005, we had current assets of $18,566,364, consisting of cash and cash equivalents, and working capital of $18,403,940.

     During the year ended December 31, 2005, we had the following material transactions affecting our liquidity and capital resources:

     On January 7, 2005 and March 12, 2005, we raised $200,000 in bridge financing by issuing demand promissory notes with interest thereon at 8% per annum. The notes were subsequently repaid, including interest, in August, 2005.

     On April 6, 2005, we issued 5,000,000 shares of common stock at $0.50 per share in a private placement totaling $2.5 million. We incurred costs of $655 in connection with the offering. We filed a registration statement with the Securities and Exchange Commission to register the resale of these securities.

     In May, 2005, we advanced $2 million to Sastaro to fund its initial commitment to Buttes Gas & Oil under the Participation Agreement.

     In June 2005, we received various bridge loans totaling $1,500,000 due on demand and bearing interest at a rate of 8%. Proceeds from the loans were used to meet funding commitments under the Participation Agreement. We repaid these bridge loans in August 2005, as described below.

     In July, 2005, we received additional bridge loans totaling $2.45 million dollars due on demand and bearing interest at a rate of 8%. Proceeds from loans were used to meet funding commitments to Buttes Gas & Oil under the Participation Agreement. We repaid these bridge loans in August 2005, as described below.

     On July 26, 2005, we issued a total of 1,716,687 shares of common stock, which included the 1,150,000 shares of common stock issuable pursuant to the subscriptions we accepted during the quarter ended June 30, 2005, and additional 566,687 shares of common stock issuable at $0.80 per share to raise approximately $453,350 (less a finder's fees of 10%). We filed a registration statement with the Securities and Exchange Commission to register the resale of these securities.

     In August, 2005, we accepted subscriptions to purchase 8,841,178 shares of common stock at $0.80 per share for total proceeds of approximately $7,072,942.40 (less a finder's fees of 10%) and issued a treasury order to our transfer agent. Our transfer agent delivered the shares certificate to the investors on September 9, 2005. The holders of the bridge loans in the principal amount of $2,950,000 plus interest of $28,000 described above subscribed for shares of common stock in the private placement. In addition, a portion of the proceeds from this private placement were used to repay the remaining notes payable. This included notes of $200,000 and bridge loans of $1,000,000 that were issued in July, 2005. Interest of $15,408 was paid on these notes in August. We filed a registration statement with the Securities and Exchange Commission to register the resale of these securities.

     In August 2005, we accepted for cancellation 12,000,000 shares of common stock from Daniel Meyer, a director. Mr. Meyer agreed to contribute the shares to the corporation in order to facilitate our ability to raise capital.

     On September 20, 2005 we issued 3,055,556 shares of Series A Preferred Stock to one investor at a price per share of $3.60 for aggregate gross proceeds to us of $11,000,000. Each share of Series A Preferred Stock is initially convertible into four of our shares of Common Stock, subject to adjustment for stock splits, recapitalization or other reorganizations. In addition, the Series A Preferred Stock have broad-based weighted average antidilution protection that will cause the conversion price to adjust downward in the event that we issue shares of Common Stock or securities convertible into Common Stock at a price of less than the conversion price of the Series A Preferred Stock then in effect. The shares of Series A Preferred Stock may be converted into Common Stock at the option of the holder. In addition, at any time after the closing bid price for our Common Stock on the NASD OTCBB or the primary United States exchange on which the Common Stock is then traded exceeds $3.00 during any five consecutive trading days, we may, at our sole option, convert the Series A Preferred and any accrued but unpaid dividends into Common Shares at the then-applicable conversion price by providing written notice of such conversion to the holders of the Series A Preferred; provided that there is an effective registration statement under the Securities Act registering the resale of the Common Stock to be issued upon such conversion. Each share of Series A Preferred Stock is entitled to receive a dividend of 7% per annum prior and in preference to our Common Stock. The dividend begins to accrue on December 30, 2005 and will be payable quarterly thereafter. The dividend is cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series A Preferred Stock will be entitled to receive an amount equal to any accrued and unpaid dividend prior and in preference to any distributions to the holders of the Common Stock. Thereafter, the holders of the Series A Preferred Stock will be entitled to participate in distributions on an as converted to Common Stock basis. The holders of the Series A Preferred Stock are entitled to elect one director to the Company's board of directors. In addition, the holders of the Series A Preferred Stock shall vote on all other matters on an "as converted" to Common Stock basis.

     On December 16, 2005, we issued a treasury order to issue 16,013,620 shares of unregistered common stock at a price of $1.00 per share from investors for aggregate gross proceeds of $16,013,620. Our transfer agent issued the shares in connection with the private placement prior to December 31, 2005. Certain individuals served as placement agents for this offering and received payments equal to 10% of the funds raised by such placement agent. We granted registration rights to each of the investors and filed a registration statement to register the shares.

     As December 31, 2005, we had no outstanding loans and current liabilities of $161,424.

     Subsequent to December 31, 2005, we completed the following transactions that had material affect on our liquidity and capital resources:

     On February 6, 2006, we issued 500,000 share as compensation under the terms of a Compensation Agreement dated May 18, 2005 with Paraskevi Investment Company S.A.

     Buttes Gas and Oil spudded the first well on January 31, 2006, and Sastaro paid Buttes Gas and Oil $3.5 million on February 7, 2006, $3.5 million on February 28, 2006 and $3.5 million on March 24, 2006. Sastaro may, at its election, make additional contributions to maintain its full interest in the revenue from the wells if actual costs exceed initial estimates.

     Over the next twelve months, we believe that existing capital and anticipated funds from operations, if any, will be sufficient to sustain operations. If the costs of the 2 wells is estimated to exceed the US$25 million by Buttes we have the option to agree to pay these additional costs or suffer dilution of our participation in revenues on a pro rata basis. Our right to participate in future wells will require us to fund the costs of such wells. We may seek additional capital to fund growth and expansion through private equity or debt financing or credit facilities.

     Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies searching for opportunities in the oil and gas industry. Such risks include, but are not limited to, our ability to secure a drilling rig, our ability to successfully drill for hydrocarbons, commodity price fluctuations, delays in drilling or bringing production, if any, on line, the rising costs of obtaining oil and gas services an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and development plan, successfully identify future drilling locations, continue to rely on Buttes Gas and Oil's efforts, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Inflation

     We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

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

Fair value of financial instruments

     Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values as they are payable on demand.

Joint venture in oil and gas properties

The Company accounts for its joint venture in oil and gas properties (note 3) as a long lived asset, and therefore, has recorded the value of the investment at cost. The Company evaluates the recoverability of its long lived asset as current events or circumstances warrant to determine whether adjustments are needed to carrying values. Such evaluation may be based on projected income and cash flows on an undiscounted basis from the underlying business or from operations of related businesses. Other economic and market variables are also considered in any evaluation.

The Company, upon commencing drilling operations in 2006 intends to follow the full cost method of accounting for oil and gas operations whereby all acquisition, exploration and development expenditures are capitalized. Capitalized expenditures include geological and geophysical expenses, costs of drilling, and overhead expenses related to exploration and development activities.

Accumulated oil and gas costs related to the joint venture will be depleted using the unit of production method based upon estimated proved reserves.

Revenue will be recognized in the period in which title to the petroleum or natural gas transfers to the purchaser.

Income taxes

     We follow Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements

     In December, 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment, which is a revision of SFAS No.123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for us in the first interim or annual reporting period beginning after December 15, 2005. We expect the adoption of this standard will have a material impact on its financial statements as stock options were granted in 2005.

Contractual Obligations

     As of December 31, 2005, we had the following contractual obligations:

                                                              Payments Due by Period
                                  --------------------------------------------------------------------------------
                                                     Less than 1                                    More than 5
                                       Total            year           2-3 Years      4-5 Years        Years
                                  ---------------- ----------------   -------------  ------------  ---------------
                                                                       (unaudited)
Long-term Debt                     $          Nil   $          Nil     $       Nil     $     Nil     $        Nil
Contractual Obligation(1)              10,500,000       10,500,000
Contractual Obligation(2)                 595,000          210,000         385,000                              -
Contractual Obligation(3)                  77,000           77,000                                              -
                                    ------------------------------------------------------------------------------
Total                                  11,172,000       10,787,000         385,000

     (1) On May 18, 2005, the Company's wholly-owned subsidiary, Sastaro Limited, entered into a "Participation Agreement" with Buttes Gas and Oil Co. International, Inc. ("BGOI"), a wholly-owned subsidiary of Crescent Petroleum Company International Limited, whereby the Company will provide cash in the amount of $25,000,000, to be used for drilling costs associated with two oil wells located in the Arabian Gulf in exchange for a variable percentage of future production revenue. Pursuant to the Agreement, the Company will provide capital to BGOI in developmental increments. Upon commencement of production, the Company will receive a preferred 75% of combined production revenue until such time as the Company has recouped its initial investment and thereafter an incremental decrease of production revenue to 40% until the Company has recouped two times its initial investment and thereafter at 9.2%. To the period ended December 31, 2005, the Company has paid $14,500,000 to BGOI pursuant to the Agreement. The Company has additional commitments of $10,500,00 as follows: (i) $3,500,000 upon spudding the first well, which occurred January, 2006 (paid in February, 2006); (ii) $3,500,000 within 30 days of spudding the first well (paid February 28, 2006); and (iii) $3,500,000 within 60 days of spudding the first well (paid March 24, 2006).

     (2) On November 1, 2005, the Company entered into an employment agreement with Brent D. Kinney, under which Mr. Kinney was appointed as the chief executive officer of the Company ("CEO") for a period of three years. In connection with Mr. Kinney's appointment, the Company agreed to pay Mr. Kinney $17,500 per month. The annual commitment for future compensation is $210,000 per year.

     (3) In connection with the appointment of Mr. Kinney, the Company accepted the resignation of Mr. Cameron as the Company's chief executive officer and entered into a separation agreement with Donald C. Cameron and Donald C. Cameron Consulting Ltd. (the "Separation Agreement"). Under the terms of the Separation Agreement, the Company agreed to pay Mr. Cameron a monthly severance payment of $11,000 per month through July 31, 2006.

     We believe that we have sufficient working capital to meet our currently anticipated expenditure levels for the next 12 months. Working capital was approximately $18.4 million at December 31, 2005, and is estimated to be $7.5 million at March 31, 2006.

Quantitative and Qualitative Disclosures About Market Risk

     We hold a participation interest in an oil and gas project. As a result, changes in the price of oil and gas could significantly affect our stock price. We hold our cash and cash equivalents in U.S. dollars and our obligations are in U.S. dollars. Consequently, we do not face currency exchange risks. We do not have any debt that would expose us to market risks related to changes in interest rates.

ITEM 7. FINANCIAL STATEMENTS

                              Sky Petroleum, Inc.
                         (a Development Stage Company)
                           Consolidated Balance Sheet

                                                                    December 31,
                                                                       2005
                                                                 ---------------
Assets

Current assets:
    Cash and cash equivalents (Note 1)                           $   18,566,364
                                                                 ---------------
         Total current assets                                        18,566,364
                                                                 ---------------
Other assets:
    Joint venture in oil & gas properties (Note 3                    14,500,000
                                                                 ---------------
         Total other assets                                          14,500,000
                                                                 ---------------

                                                                 $   33,066,364
                                                                 ===============

Liabilities and Stockholders' Equity

Current liabilities
    Accrued expenses                                             $      162,424
                                                                 ---------------
         Total current liabilities                                      162,424
                                                                 ---------------

Stockholders' Equity:
    Series A Preferred stock, $0.001 par value, 10,000,000
         shares authorized, 3,055,556 shares issued and
         outstanding  (Note 6)                                            3,056
    Common stock, $0.001 par value, 150,000,000
         shares authorized, 46,071,485  shares issued and
         outstanding at December 31, 2005  (Note 6)                      46,071
    Stock subscriptions receivable                                      (30,000)
    Unamortized options issued for services                          (7,512,580)
    Additional paid-in capital                                       46,456,381
    Foreign currency remeasurement                                       (4,944)
    (Deficit) accumulated during development stage                   (6,054,044)
                                                                 ---------------
                                                                     32,903,940
                                                                 ---------------
                                                                 $   33,066,364
                                                                 ===============



       The Accompanying Notes are an Integral Part of These Consolidated
                              Financial Statements

                              Sky Petroleum, Inc.
                         (a Development Stage Company)
                      Consolidated Statements of Operations

                                                                       For the years ended                      August 22, 2002
                                                                           December, 31                         (Inception) to
                                                         -------------------------------------------------       December 31,
                                                                2005                   2004                      2005
                                                         --------------------    ---------------------   ---------------------

Revenue                                                  $                -      $                 49    $                  49
                                                         --------------------    ---------------------   ---------------------
Expenses:
  Consulting services                                               444,986                         -                  444,986
  Share-based compensation (Notes 5 and 7)                          996,015                         -                  996,015
  Compensation - related party (Note 8)                             124,507                         -                  124,507
  Financing fees (Note 6)                                         3,522,076                         -                3,522,076
  Investor relations expense                                        440,421                         -                  440,421
  Professional fees                                                 240,008                         -                  240,008
  General and administrative expenses                               258,119                    20,531                  288,628
                                                         --------------------    ---------------------   ---------------------
           Total expenses                                         6,026,132                    20,531                6,056,641
                                                         --------------------    ---------------------   ---------------------

Net operating (loss)                                             (6,026,132)                  (20,482)              (6,056,592)

Other income (expense)
  Interest income                                                    74,315                         -                   74,315
  Interest (expense)                                                (43,627)                        -                  (43,627)
  Foreign currency gain (loss)                                      (28,140)                        -                  (28,140)
                                                         --------------------    ---------------------   ---------------------

Net (loss)                                               $       (6,023,584)     $            (20,482)   $          (6,054,044)
                                                         ====================    =====================   =====================

Weighted average number of
  common shares outstanding - basic and fully diluted            29,568,760                26,000,000
                                                         ====================    =====================

Net (loss) per share - basic and fully diluted           $            (0.20)     $              (0.00)
                                                         ====================    =====================



       The Accompanying Notes are an Integral Part of These Consolidated
                              Financial Statements

                              Sky Petroleum, Inc.
                         (a Development Stage Company)
                  Statement of Changes in Stockholders' Equity


                                                   Common Stock            Preferred Stock
                                             ------------------------  ------------------------     Additional
                                                Shares      Amount        Shares       Amount     Paid-in Capital
                                             -----------  -----------  -----------  -----------  ----------------
August 22, 2002
 Shares issued for cash                       14,000,000   $      350            -   $        -   $         6,650

Net (loss) for the year ended
 December 31, 2002
                                             -----------  -----------  -----------  -----------  ----------------
Balance, December 31, 2002                    14,000,000          350            -            -             6,650

June 30, 2003
 Shares issued for cash                       12,000,000          300            -            -            29,700

July 30, 2003
 Recapitalization adjustment                           -        5,850            -            -           (5,850)

Net (loss) for the year ended
 December 31, 2003                                     -            -            -            -                 -
                                             -----------  -----------  -----------  -----------  ----------------
Balance, December 31, 2003                    26,000,000        6,500            -            -            30,500

Net (loss) for the year ended
 December 31, 2004
                                             -----------  -----------  -----------  -----------  ----------------
Balance, December 31, 2004                    26,000,000        6,500            -            -            30,500

March 31, 2005
  4:1 Forward Split (Note 6)                           -       19,500            -            -          (19,500)

May 20, 2005
 Shares issued for services                      500,000          500            -            -           519,500

August 25, 2005
 Options granted for services (Note 7)                 -            -            -            -           527,972

September 1, 2005
 Options granted for services (Note 7)                 -            -            -            -           869,946

September 6, 2005
 Cancelled shares (Note 6)                   (12,000,000)    (12,000)            -            -            12,000

September 9, 2005
 Shares issued for debt conversion (Note 4)     3,722,856       3,722            -            -         2,974,562

September 20, 2005
 Preferred shares issued for cash (Note 6)              -           -    3,055,556        3,056        11,000,000

October 31, 2005
 Options granted for services (Note 7)                  -           -            -            -         2,630,840

November 16, 2005
 Options granted for services (Note 7)                  -           -            -            -         3,959,838

Shares issued for cash                         27,848,629      27,849            -            -        23,953,779

Foreign currency remeasurement                          -           -            -            -                 -

Net (loss) for the year ended
 December 31, 2005
                                             -----------  -----------  -----------  -----------  ----------------
Balance, December 31, 2005                    46,071,485   $   46,071    3,055,556   $    3,056    $   46,456,381
                                             ===========  ===========  ===========  ===========  ================


                                                                        Foreign           (Deficit)           Total
                                        Subscription     Unamortized    Currency         Accumulated       Stockholders'
                                         Receivable        Options    Remeasurement   During Development      Equity
                                        ------------    ------------  --------------  ------------------   ---------------
August 22, 2002
 Shares issued for cash                  $         -     $         -   $           -    $              -     $       7,000

Net (loss) for the year ended
 December 31, 2002                                                                               (2,976)           (2,976)
                                        ------------    ------------  --------------  ------------------   ---------------
Balance, December 31, 2002                         -               -               -             (2,976)             4,024

June 30, 2003
 Shares issued for cash                            -               -               -                   -            30,000

July 30, 2003
 Shares issued for cash                            -               -               -                   -                 -

Net (loss) for the year ended
 December 31, 2003                                 -               -               -             (7,000)           (7,000)
                                        ------------    ------------  --------------  ------------------   ---------------
Balance December 31, 2003                          -               -               -             (9,976)            27,024

Net (loss) for the year ended
 December 31, 2004                                 -               -               -            (20,482)          (20,482)
                                        ------------    ------------  --------------  ------------------   ---------------
Balance December 31, 2004                          -               -               -            (30,459)             6,542

March 31, 2005
 4:1 Forward Split (Note 6)                        -               -               -                   -                 -

May 20, 2005
 Shares issued for services                        -               -               -                   -           520,000

August 25, 2005
 Options granted for services (Note 7)             -       (469,308)               -                   -            58,664

September 1, 2005
 Options granted for services (Note 7)             -       (773,285)               -                   -            96,661

September 6, 2005
 Cancelled shares (Note 6)                         -               -               -                   -                 -

September 9, 2005
 Shares issued for debt conversion (Note 4)        -               -               -                   -         2,978,284

September 20, 2005
 Preferred shares issued for cash (Note 6)         -               -               -                   -        11,000,000

October 31, 2005
 Options granted for services (Note 7)             -     (2,475,142)               -                   -           155,698

November 16, 2005
 Options granted for services (Note 7)             -     (3,794,845)               -                   -           164,993

Shares issued for cash                      (30,000)               -               -                   -        23,951,627

Foreign currency remeasurement                     -               -         (4,944)                   -           (4,944)

Net (loss) for the year ended
 December 31, 2005                                                                           (6,023,584)       (6,023,584)
                                        ------------    ------------  --------------  ------------------   ---------------
Balance December 31, 2005                $  (30,000)    $(7,512,580)  $      (4,944)  $      (6,054,044)    $   32,903,940
                                        ============    ============  ==============  ==================   ===============


       The Accompanying Notes are an Integral Part of These Consolidated
                              Financial Statements

                               Sky Petroleum, Inc.
                          (a Development Stage Company)
                      Consolidated Statements of Cash Flows



                                                                       For the years ended                   August 22, 2002
                                                                           December 31                       (Inception) to
                                                        -------------------------------------------            December 31,
                                                                2005                2004                           2005
                                                        ------------------   -------------------           ---------------------
Cash flows from operating activities
Net (loss)                                              $      (6,023,584)     $      (20,482)              $       (6,054,044)
Share-based compensation                                          996,015                   -                          996,015
Share-based interest payments                                      28,284                   -                           28,284
Adjustment to reconcile net (loss) to net cash
     used by operating activities
     Accrued expenses                                             162,424                   -                          162,424
                                                        ------------------   -------------------           ---------------------
Net cash (used) by operating activities                        (4,836,861)            (20,482)                      (4,867,321)
                                                        ------------------   -------------------           ---------------------

Cash flows from investing activities
     Joint venture funding in oil and gas properties          (14,500,000)                  -                      (14,500,000)
                                                        ------------------   -------------------           ---------------------
Net cash (used) in investing activities                       (14,500,000)                  -                      (14,500,000)
                                                        ------------------   -------------------           ---------------------

Cash flows from financing activities
     Proceeds from notes payable                                4,150,000                   -                       4,150,000
     Payments on notes payables                                (1,200,000)                  -                      (1,200,000)
     Issuance of common stock                                  23,951,627                   -                      23,988,629
     Issuance of preferred stock                               11,000,000                   -                      11,000,000
                                                        ------------------   -------------------           ---------------------
Net cash provided by financing activities                      37,901,627                   -                      37,938,629
                                                        ------------------   -------------------           ---------------------

Foreign currency remeasurement                                     (4,944)                  -                          (4,944)
                                                        ------------------   -------------------           ---------------------
Net (decrease) increase in cash                                18,559,822             (20,482)                     18,566,364
Cash - beginning                                                    6,542              27,024                               -
                                                        ------------------   -------------------           ---------------------
Cash - ending                                           $      18,566,364      $        6,542                $     18,566,364
                                                        ==================   ===================           =====================

Supplemental disclosures:
     Interest paid                                      $          43,627      $            -                $         43,627
                                                        ==================   ===================           =====================
     Income taxes paid                                  $               -      $            -                $              -
                                                        ==================   ===================           =====================

     Shares issued for services                         $         520,000      $            -                $        520,000
                                                        ==================   ===================           =====================
     Number of shares issued for services                         500,000                   -                         500,000
                                                        ==================   ===================           =====================
     Shares issued for debt                             $       2,950,000      $            -                $      2,950,000
                                                        ==================   ===================           =====================
     Number of shares issued for debt                           3,694,571                   -                       3,694,571
                                                        ==================   ===================           =====================
     Value of options granted                           $         476,015      $            -                $        476,015
                                                        ==================   ===================           =====================
     Shares issued in lieu of interest                  $          28,284      $            -                $         28,284
                                                        ==================   ===================           =====================
     Number of shares issued in lieu of interest                   35,356                   -                          35,356
                                                        ==================   ===================           =====================


       The Accompanying Notes are an Integral Part of These Consolidated
                              Financial Statements

                               Sky Petroleum, Inc.
                          (a Development Stage Company)
                   Notes to Consolidated Financial Statements

Note 1 - Summary of significant accounting policies

Organization
------------
The Company was organized on August 22, 2002 (Date of Inception) under the laws of the State of Nevada, as The Flower Valet. On December 20, 2004, the Company amended its articles of incorporation to change its name to Seaside Explorations, Inc. Subsequently, on March 28, 2005 the Company changed its name to Sky Petroleum, Inc.

Sky Petroleum, Inc. is an oil and gas exploration company, with the primary focus of seeking opportunities where discoveries can be appraised rapidly and advanced either by using existing infrastructure or by entering into arrangements with joint-venture partners.

In order to manage its international oil and gas operations, the Company established two corporations in Cyprus. Bekata Limited "Bekata", a wholly-owned subsidiary of Sky Petroleum, Inc. owns a 100% interest in Sastaro Limited "Sastaro". Sastaro is the entity that signed the Participation Agreement in the United Arab Emirates.

Consolidation
-------------
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary corporation, after elimination of all material intercompany accounts, transactions and profits.

Company's Operations Are Substantially in Foreign Countries
-----------------------------------------------------------
Substantially all of the Company's operations are in the United Arab Emirates. These foreign operations represent its joint venture project described in note
3. The Company's operations are subject to various political, economic, and other risks and uncertainties inherent in the country in which the Company operates. Among other risks, the Company's operations are subject to the risks of restrictions on transfer of funds; export duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

Use of estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents
-------------------------
For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. At December 31,2005 the Company has $18,391,988 invested in one day maturity government treasury bills.

Revenue recognition
-------------------
As of December 31, 2005 we have not recognized any revenue from oil and gas operations during our corporate existence but it is our policy to recognize revenue when our production of petroleum and natural gas is sold to a purchaser at a fixed or determinable price, when the following events have occurred; delivery title and risk is transferred, and collectibility of the revenue is probable.

Fair value of financial instruments
-----------------------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Joint venture in oil and gas properties
---------------------------------------

The Company accounts for its joint venture in oil and gas properties (note 3) as a long lived asset, and therefore, has recorded the value of the investment at cost. The Company evaluates the recoverability of its long lived asset as current events or circumstances warrant to determine whether adjustments are needed to carrying values. Such evaluation may be based on projected income and cash flows on an undiscounted basis from the underlying business or from operations of related businesses. Other economic and market variables are also considered in any evaluation.

The Company, upon commencing drilling operations in 2006 intends to follow the full cost method of accounting for oil and gas operations whereby all acquisition, exploration and development expenditures are capitalized. Capitalized expenditures include geological and geophysical expenses, costs of drilling, and overhead expenses related to exploration and development activities.

Accumulated oil and gas costs related to the joint venture will be depleted using the unit of production method based upon estimated proved reserves.

Revenue will be recognized in the period in which title to the petroleum or natural gas transfers to the purchaser.

Earnings per share
------------------
The Company follows Statement of Financial Accounting Standards No. 128. "Earnings Per Share" ("SFAS No. 128"). Basic earning per common share ("EPS") calculations is determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti- dilutive they are not considered in the computation.

Income taxes
------------
The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Stock-based compensation
------------------------
In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, and Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123 (R) in 2005. Share-based compensation totaled $996,015 and $0 for the years ended December 31, 2005 and 2004, respectively.

Note 2 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS #109), "Accounting for Income Taxes," which requires use of the liability method. SFAS #109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

For the period ended December 31, 2005, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2005, the Company had approximately $6,054,044 of accumulated federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2019.

The components of the Company's deferred tax asset are as follows:

                                                       December 31,
                                           -------------------------------------
                                                 2005                   2004
                                           ----------------        -------------
Deferred tax assets:
  Net operating loss carryforwards          $    6,054,044         $      30,457
                                           ----------------        -------------
    Total deferred tax assets                    6,054,044                30,457

Net deferred tax assets before valuation         6,054,044                30,457
allowance
  Less: Valuation allowance                    (6,054,044)              (30,457)
                                           ----------------        -------------
    Net deferred tax assets                 $          -0-         $         -0-
                                           ================        =============

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2005. Based on the available objective evidence, including the Company's history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2005.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

                                                         Year ended December 31,

                                                    ----------------------------
                                                        2005             2004
                                                    --------------    ----------
Federal and state statutory rate                    $(2,058,375)       $(10,355)
Change in valuation allowance on deferred taxes        2,058,375          10,355
                                                    --------------    ----------
                                                    $        -0-       $     -0-
                                                    ==============    ==========

Note 3 - Joint Venture in Oil & Gas Properties

On May 18, 2005, Company entered into a "Participation Agreement" with Buttes Gas and Oil Co. International, Inc., ("BGOI") a wholly-owned subsidiary of Crescent Petroleum Company International Limited, whereby the Company will provide cash in the amount of $25,000,000, to be used for drilling costs associated with two oil wells located in the Arabian Gulf in exchange for a variable percentage of future production revenue. Pursuant to the Agreement, the Company will provide capital to BGOI in developmental increments. Upon commencement of production, the Company will receive a preferred 75% of combined production revenue until such time as the Company has recouped its initial investment and thereafter an incremental decrease of production revenue to 40% until the Company has recouped two times its initial investment and thereafter at 9.2%.

Note 4 - Notes Payable

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

On June 29, 2005, the Company received various bridge loans totaling $1,500,000 due on demand and bearing interest at a rate of 8%. Proceeds from loans were used to meet funding commitments of its "Participation Agreement" dated May 18, 2005.

In July 2005, the Company received additional bridge loans totaling $2,450,000 due on demand and bearing interest at a rate of 8%. Proceeds from loans were used to meet funding commitments of its "Participation Agreement" dated May 18, 2005.

On August 15, 2005, the Company made principal payments of $1,000,000 and $7,014 in interest to repay a portion of the bridge loans received in June. Certain of the note holders elected to convert the remaining bridge loans totaling $2,950,000 together with $28,285 in interest to 3,722,856 common shares.

There are no outstanding notes payable as of December 31, 2005.

Note 5 - Commitments

As discussed in Note 3, the Company has provided BGOI cash in the amount of $14,500,000 towards its total commitment of $25,000,000 as of December 31, 2005, for the drilling costs associated with its two oil wells located in the Arabian Gulf.

On May 18, 2005, the Company entered into a "Consulting Agreement" with Paraskevi Investment Company S.A. ("PARA") whereby the Company has agreed to issue PARA 1,000,000 shares of its common stock for services rendered in connection with the "Participation Agreement." Pursuant to the Agreement, stock will be issued in 500,000 increments based on two milestones. The first issuance occurred upon signing of the aforementioned "Participation Agreement" and the second issuance shall be made once PARA secures and delivers equipment necessary to commence drilling of the first well as described in the "Participation Agreement." Accordingly, on February 7, 2006 the Company issued 500,000 shares valued at $975,000 to PARA pursuant to the Agreement as compensation for PARA's equipment performance obligation.

On September 20, 2005, the Company issued 3,055,556 of $.001 par value shares of Series "A" Preferred Stock at $3.60 per share under Regulation-S for cash totaling $11,000,000. The Company agreed to hold any unused funds in short-term investment and remit any interest earned thereon to the investor for a period of 90 days after the closing of the sale of the shares in lieu of payment of a dividend during such period. At the end of 90 days on December 20, 2005, the investment had earned interest in the amount of $59,817, which was remitted to the investor on December 30, 2005. As of December 31, 2005, the obligation has been fulfilled.

Note 6 - Stockholder's equity

Common Stock
------------
On March 28, 2005, the Company increased its authorized shares from 100,000,000 to 150,000,000 shares of its $0.001 par value common stock.

On March 28, 2005, the Company approved a forward stock split on the basis of 4 for 1. All stock issuances have been retroactively restated.

On May 12, 2005, the Company issued 5,000,000 shares of its $0.001 par value common stock for cash in the amount of $2,500,000 to four accredited offshore investors pursuant to subscription agreements dated April 6, 2005.

On May 20, 2005, the Company issued 500,000 shares to PARA in exchange for services provided in connection with the execution of a material "Participation Agreement". The Company has recorded an expense in the amount of $520,000, the fair value of the underlying shares as of June 30, 2005.

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

On December 22, 2005, the Company issued 16,013,620 shares of its $0.001 par value common stock for cash in the amount of $16,013,620 to 62 accredited investors pursuant to subscription agreements dated September 6, 2005.

The Company paid $3,522,076 in financing fees related to stock issuances in 2005.

Series "A" Preferred Stock
--------------------------
On September 16, 2005, the Company filed a certificate of designation of rights and preferences of the Series "A" Preferred Stock with the Secretary of State of the state of Nevada. Pursuant to the certificate of designation, 3,055,556 shares of Series "A" Preferred Stock were designated.

Each share of Series "A" Preferred Stock is initially convertible into four shares of the Common Stock of the Company, subject to adjustment for stock splits, recapitalization or other reorganizations. In addition, the Series "A" Preferred Stock have broad-based weighted average antidilution protection that will cause the conversion price to adjust downward in the event that the Company issues shares of Common Stock or securities convertible into Common Stock at a price of less than the conversion price of the Series "A" Preferred Stock then in effect. The shares of Series "A" Preferred Stock may be converted into Common Stock at the option of the holder. In addition, at any time after the closing bid price for the Company's Common Stock on the NASD OTCBB or the primary United State exchange on which the Common Stock is then traded exceeds $3.00 during any five consecutive trading days, the Company may, at its sole option, convert the Series "A" Preferred and any accrued but unpaid dividends into Common Shares at the then-applicable conversion price by providing written notice of such conversion to the holders of the Series "A" Preferred; provided that there is an effective registration statement under the Securities Act registering the resale of the Common Stock to be issued upon such conversion.

Each share of Series "A" Preferred Stock is entitled to receive a dividend of 7% per annum prior and in preference to the Common Stock of the Company. The dividend begins to accrue on December 30, 2005 and will be payable quarterly thereafter. The dividend is cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series "A" Preferred Stock will be entitled to receive an amount equal to any accrued and unpaid dividend prior and in preference to any distributions to the holders of the Common Stock.

Thereafter, the holders of the Series "A "Preferred Stock will be entitled to participate in distributions on an as converted to Common Stock basis.

The holders of the Series "A" Preferred Stock are entitled to elect one director to the Company's board of directors. In addition, the holders of the Series "A" Preferred Stock shall vote on all other matters on an "as converted" to Common Stock basis. Shares of Series "A" Preferred may be redeemed, in whole or in part, by the Company out of funds lawfully available therefore from the holders of the then outstanding shares of Series "A" Preferred on a pro rata basis, at any time by providing written notice to the holders of the Series "A" Preferred. On the redemption date, the Company shall redeem, on a pro rata basis in accordance with the number of shares of Series "A" Preferred owned by each holder, that number of outstanding shares of Series "A" Preferred that the Company has elected to purchase for the following consideration: (i) an amount equal to a price per share equal to the $3.60 plus any accrued and unpaid dividends multiplied by the number of shares of Series "A" Preferred being redeemed from such holder and (ii) the issuance of the number of shares of Common Stock equal to seventeen and one-half percent (17.5%) of the shares of Common Stock then issuable upon conversion of the shares of Series "A" Preferred being redeemed from such holder. A cash payment will be provided in lieu of any fractional shares of Common Stock that would otherwise be issuable at a price per share of Common Stock equal to the then-applicable conversion price.

On September 20, 2005, the Company issued 3,055,556 of $.001 par value shares of Series "A" Preferred Stock at $3.60 per share under Regulation S of the Securities Act of 1933, as amended, for cash totaling $11,000,000. The Company agreed to hold any unused funds in short-term investment and remit any interest earned thereon to the investor for a period of 90 days after the closing of the sale.

Note 7 - Stock  Options

On July 26, 2005, the Company adopted, subject to receiving shareholder approval, the Sky Petroleum, Inc. Canadian Stock Option Plan (the "Canadian Plan"), effective as of April 1, 2005. The Canadian Plan authorizes the issuance of stock options to acquire up to 10% of the Company's issued and outstanding shares of common stock.

On August 25, 2005, the Company adopted, subject to receiving shareholder approval, the Sky Petroleum, Inc. 2005 U.S. Stock Incentive Plan (the "U.S. Plan"). The U.S. Plan authorizes the issuance of stock options and other awards to acquire up to a maximum of 3,321,600 shares of the Company's common stock (less the number of shares issuable upon exercise of options granted by the Company under all other stock incentive plans on the date of any grant under the U.S. Plan). The U.S. Plan provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), options that are not incentive stock options, stock appreciation rights and various other stock-based grants.

On July 26, 2005, in connection with the appointment of Donald C. Cameron as the Company's Chief Executive Officer, the Company granted Mr. Cameron options to purchase 1,500,000 shares of common stock of which 500,000 are exercisable at $0.50 and vest on April 30, 2006, 500,000 are exercisable at $0.80 per share and vest on April 30, 2007 and 500,000 are exercisable at $1.00 per share and vest on April 30, 2008, with a seven-year life. These options were cancelled upon the resignation of Mr. Cameron; pursuant to the separation agreement Mr. Cameron was issued options to purchase 200,000 shares of common stock exercisable at $1.00 of which 100,000 vest on April 30, 2006 and 100,000 vest on April 30, 2007 with a two-year life.

On August 25, 2005, in connection with the appointment of James R. Screaton as the Company's Vice President, Finance and Chief Financial Officer, the Company granted Mr. Screaton options to purchase 400,000 shares of common stock of which 133,333 are exercisable at $0.50 and vest on April 30, 2006, 133,333 are exercisable at $0.80 per share and vest on April 30, 2007 and 133,334 are exercisable at $1.00 per share and vest on April 30, 2008, with a seven-year life.

On September 21, 2005, in connection with the appointment of Michael D. Noonan as the Company's Vice President, Corporate, the Company granted Mr. Noonan options to purchase 600,000 shares of common stock at a price of US$1.29 per share. The option expires ten years from the date of grant and vests with respect to 200,000 shares on April 30, 2006 and with respect to 200,000 shares for each of the two years thereafter.

On November 1, 2005, the Company entered into an employment agreement with Brent
D. Kinney, under which Mr. Kinney was appointed as the chief executive officer of the Company ("CEO"). In connection with Mr. Kinney's appointment the Company agreed to grant Mr. Kinney options to purchase 1,250,000 shares of common stock of the Company at an exercise price of $1.00 per share, vesting one-third on October 1, 2006, one-third on October 1, 2007 and one-third on October 1, 2008.

On April 1, 2005 the Company entered into a consulting agreement with Mr. Ian Baron. On November 16, 2005 the Company granted Mr. Baron options to purchase 600,000 shares of common stock at $1.00 per share vesting one-third on November 16, 2006, one-third on November 16, 2007 and one-third on November 16, 2008 with a seven-year life.

On November 16, 2005 the Company granted its directors options to purchase 200,000 shares each of common stock at an exercise price of $1.00 per share for non-US directors and $1.88 per share for US directors vesting one-third on November 16, 2006, one-third on November 16, 2007 and one-third on November 16, 2008, with a seven-year life.

                                                                                Shares Underlying
                 Shares Underlying Options Outstanding                         Options Exercisable
-----------------------------------------------------------------------------------------------------------

                                           Weighted
                          Shares            Average         Weighted        Shares            Weighted
                        Underlying         Remaining         Average      Underlying           Average
      Range of            Options         Contractual       Exercise        Options           Exercise
  Exercise Prices       Outstanding          Life             Price       Exercisable           Price
--------------------------------------- ----------------  -------------------------------  ----------------
$    0.50 - 1.88            4,250,000          6          $   1.03                   -     $           -

The fair value of each option and  warrant  grant are  estimated  on the date of
grant  using  the   Black-Scholes   option  pricing  model  with  the  following
weighted-average assumptions used for grants under the fixed option plan:

                                                 2005           2004
                                            ------------------------------
       Average risk-free interest rates           5.25  %       -     %
       Average expected life (in years)            6            -
       Volatility                                 118   %       -     %

The following is a summary of activity of outstanding stock options under the 2005 Stock Option Plan:


                                                                Weighted
                                                                 Average
                                          Number                 Exercise
                                        Of Shares                 Price
                                    -------------------   ----------------------

Balance, December 31, 2004                        -        $                 -
Options cancelled                        (1,500,000)
Options granted                           5,750,000                       1.03
Options exercised                                 -                          -
                                    -------------------   ---------------------

Balance, December 31, 2005                4,250,000                       1.03
                                    ===================   =====================

Exercisable, December 31, 2005                    -       $                  -
                                    ===================   =====================

As of December 31, 2005, there are 4,250,000 options outstanding, of which none has vested, the Company expensed $ 476,015 as share-based compensation.

Note 8 - Related party transactions

On November 1, 2005, the Company entered into a 3-year employment agreement with its CEO. During his employment, the CEO shall receive (i) a salary of $17,500 per month or such higher rate as may from time-to-time be agreed between the Company and the CEO, (ii) an annual bonus in the amount determined by the board of directors of the Company, in its sole discretion, and (iii) options to purchase 1,250,000 shares of the Company's par value common stock at an exercise price of $1.00 per share.(see note 7) At December 31, 2005 the CEO received cash compensation totaling $52,500,

On November 16, 2005 the Company granted each of its directors options to purchase 200,000 shares of the Company's par value common stock at an exercise price of $1.00 per share (see note 7).

During the year ended December 31, 2005 the President of the Company received cash compensation totaling $72,000.

Note 9 - Subsequent Events

In January 2006 the operator of the Mubarak Field signed a contract, to drill the first of the two obligation wells. The well was spud on January 31, 2006, and in accordance with the Participation Agreement, the company paid $10,500,000 to the operator in the first quarter of 2006.

On February 7, 2006 the Company issued 500,000 of its $.001 par value valued at $520,000 to Paraskevi Investment Company S.A. pursuant to the consulting agreement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have not changed auditors since our inception.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal control over financial reporting
----------------------------------------------------

During the most recent fiscal quarter ended December 31, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; SECTION 16(a) COMPLIANCE

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed. The ages of the directors, executive officers and key employees are shown as of December 31, 2005.

Name                        Position                                          Director/Officer          Age
                                                                              Since
Brent D. Kinney             Chief Executive Officer, Director                 November 1, 2005(1)        63
                            and Principal Executive Officer

Daniel F. Meyer             President, Secretary, Treasurer and Director      December 20, 2004          51

Name                        Position                                          Director/Officer          Age
                                                                              Since
James R. Screaton           Vice President, Finance and Chief Financial       August 25, 2005            50
                            Officer

Michael D. Noonan(2)        Vice President, Corporate, Director               August 25, 2005            47
Karim Jobanputra            Director                                          November 2, 2005           41
Ian R. Baron                Director                                          November 16, 2005          49
Peter J. Cockcroft          Director                                          November 16, 2005          56

     (1) Mr. Kinney was appointed Chief Executive Officer on November 1, 2005, and appointed as director on November 16, 2005.
     (2)  Mr. Noonan was appointed as director on November 16, 2005.

     Brent D. Kinney -- Chief Executive Officer and Director. Mr. Kinney, aged 63, holds a BA in Geology and a LLM degree from the University of Manitoba, Canada. Mr. Kinney was a partner with one of Calgary Alberta's leading energy law firms until 1991 when he moved to Doha, Qatar to advise the Minister of Energy on petroleum matters. On leaving Qatar, Mr. Kinney joined a law firm based in London to work at its Hong Kong office and advised the firms clients on energy matters. From 1997 to 2000, he worked for the firm's office in Dubai. In 2000, he managed a joint venture with Renaissance Energy Ltd., a Canadian based energy and petroleum company, to pursue opportunities on energy and petroleum matters in Iran. This joint venture was dissolved in 2001, and since that time, Mr. Kinney has worked in Dubai as an independent consultant advising governments and international oil companies. Mr. Kinney sits on the boards of directors of four companies, Husky Energy, Inc., Dragon Oil plc, Western Silver Corporation and Benchmark Energy Corp.

     Daniel F. Meyer - President, Secretary, Treasurer and Director. Daniel F. Meyer, age 51, has been the Company's President, Secretary and Treasurer and a director since December 20, 2004. From November 2003 to the present, Mr. Meyer was self-employed as a financial consultant. From April 2003 to November 2003, Mr. Meyer was Vice President of Operations for Canada's Choice at Home'n Officer Inc., a division of Canada's Choice Spring Water Co. Mr. Meyer was responsible for all operations, marketing and client relationship management for Northern Alberta. From 1994 to 2003, Mr. Meyer was president and principle shareholder of Canyon Springs Water Co. Ltd., a private Alberta bottled water company. Mr. Meyer was responsible for overseeing all aspects of the business, including client relations, marketing, strategic planning, transportation and financial and business development. Under Mr. Meyer's management, Canyon Springs grew to be one of the largest bottled water companies in Alberta, packaging both wholesale and retail water products for distribution to home, office, major grocery chains and other major distribution plants such as Dairyland Alberta. Canyon Springs had offices in Edmonton and Calgary. The company was purchased by Canada's Choice in 2003.

     James R. Screaton - Vice President, Finance and Chief Financial Officer. James R. Screaton, age 50, has been the Company's Vice President, Finance and Chief Financial Officer since August 25, 2005. Mr. Screaton obtained a degree in
B. Commerce (Honours) in 1979 from Queen's University and has his Chartered Accountant certification from the Institutes of Chartered Accountants of Ontario and Alberta. Mr. Screaton was Vice President, Finance and Chief Financial Officer of Sentra Resources Corporation from 2003 until September 2004, at which time Sentra was sold to Blue Mountain Energy Ltd. Sentra was a public company that traded on the Toronto Stock Exchange. In 2003, he acted as financial advisor and CFO for two start-up companies in the energy sector. From 1996 to 2003, he was VP Finance, Corporate Secretary and a director of Harvard International Resources Ltd., a private oil and gas company. From 1991 to 1996, he was the Controller at Numac Energy Inc. a public company with operations in Canada and Africa, and prior thereto had gained extensive financial and accounting experience at Amerada Hess Canada Ltd., Esso Resources Canada Limited and Ernst & Young Chartered Accountants. Mr. Screaton is on the Board of Directors of the Small Explorers & Producers Association of Canada (SEPAC) and serves as Co-Chairman of both the Finance Committee and the Securities Compliance Committee.

     Michael D. Noonan - Vice President, Corporate and Director. Michael D. Noonan, age 47, has been the Company's Vice President, Corporate since August 25, 2005. Mr. Noonan has more than 15 years of investor relations, corporate finance and corporate governance experience. Prior to joining the Company, Mr. Noonan worked for Forgent Networks since May, 2002 where he most recently served as the Senior Director of Investor Relations. Prior to working at Forgent, Mr. Noonan was employed for two years by Pierpont Communications, an investor and public relations firm, where he was a Senior Vice President. Mr. Noonan has also served as director of investor relations and corporate communications at

Integrated Electrical Services, a electrical services company, and manager of investor relations and public affairs for Sterling Chemicals, a manufacturer of commodity chemicals. He received a Master of Business Administration degree from Athabasca University in Alberta, Canada; a Bachelor of Arts degree in Business Administration and Economics from Simon Fraser University in British Columbia, Canada; and an Executive Juris Doctrate from Concord School of Law in Los Angeles, California.

     Karim Jobanputra - Director. Mr. Jobanputra, age 41, is an entrepreneur and owns companies that do business mostly in the Middle East and Europe. Mr. Jobanputra has experience in the areas of corporate finance and international business development, and also works as a self-employed consultant based in the United Kingdom. For the past 5 years he has provided consulting services to companies in the areas of corporate finance and business development in the Asian and Middle East markets, including Indonesia, Qatar, Saudi Arabia, India and China. Karim Jobanputra has been a director of O2Diesel Corp. since July 15, 2003. Mr. Jobanputra was nominated as a director by Sheikh Hamad Bin Jassim Bin Jabr al-Thani, the holder of 3,055,556 shares of Series A Preferred Stock purchased on September 20, 2005. Under the terms of the certificate of designation of rights and preferences of the Series A Preferred Stock, holders of the Series A Preferred Stock are entitled to elect one director to our board of directors. See, "Right to Appoint Directors," below.

     Ian R. Baron - Director. Mr. Baron, age 49, is the founding partner of Energy Services Group Dubai since February 2002. Mr. Baron is a graduate of Manchester University with a degree in geology. He has served as exploration director of Meridian Oil & Petrogulf Resources, Australia; Vice-President Conoco Middle East Ltd.; and CEO Dragon Oil plc (August 1999-February 2002); COO Aurado Energy Inc., Canada. He currently serves as non-executive director of Forum Energy plc, UK; executive director Drakeley Ltd. BVI.

     Peter J. Cockcroft - Director. Mr. Cockcroft, age 56, is a geologist (University of Sydney) and consultant. Mr. Cockcroft has graduate business qualifications, he has recently been honored as a 2004 - 2005 Distinguished Lecturer for the Society of Petroleum Engineers on the topic of International Risk Management. Permanent Resident of Singapore, he was recently appointed as a Research Fellow at Institute of South East Asian Studies (a Singapore "thinktank") where he is writing a book on Asian Energy Investment. Mr. Cockcroft is a Life Fellow of the Royal Geographical Society, a Life Member of the Society of Petroleum Engineers, as well as also a non-executive Director of Baraka Petroleum Ltd. and Australian Oil Company Pty. Ltd.

     None of our executive officers or key employees are related by blood, marriage or adoption to any other director or executive officer.

     To our knowledge, there is no arrangement or understanding between any of our officers and any other person pursuant to which the officer was selected to serve as an officer.

Right to Appoint Directors

     On September 20, 2005, we entered into an agreement with Sheikh Hamad Bin Jassen Bin Jaber Al Thani, wherein the Sheikh purchased 3,055,556 shares of our Series A Preferred Stock, representing all the authorized shares of Series A Preferred Stock. The holders of the Series A Preferred Stock are entitled to elect one director to our Board of Directors. The Sheikh exercised this right to appoint Karim Jobanputra as a director. After purchasing the Series A Preferred Stock, the Sheikh holds 15,296,424 shares of our common stock assuming conversion of the Series A Preferred stock on a 4 for 1 basis, consisting of 12,222,224 shares of Common Stock issuable upon conversion of the Series A Preferred Stock and 3,074,200 shares of Common Stock.

Board Committees

Audit Committee and Audit Committee Financial Expert

     We do not have an Audit Committee. Our board of directors performs the functions of an Audit Committee, including engaging a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document, but expect to adopt one in the first half of 2006. Only

Peter J. Cockcroft would qualify as an independent director for audit committee purposes under rules of the American Stock Exchange.

     We currently have no financial expert. We are in the process of evaluating nominees for our board of directors who would qualify as independent and as a financial expert.

Nominating Committee

     We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors currently performs the functions associated with a Nominating Committee.

     We intend to adopt a written Nomination Committee Charter and appoint a Nomination Committee in the first half of 2006.

Compensation Committee

     We do not have a Compensation Committee or Compensation Committee Charter. Our board of directors currently performs the functions associated with a Compensation Committee. We intend to adopt a written Compensation Committee Charter and appoint a Compensation Committee in the first half of 2006.

     Prior to July 26, 2005, we did not compensate our Chief Executive Officer or any of our officers or directors. The compensation of Donald Cameron, our former Chief Executive Officer, was determined through negotiation between Mr. Cameron and our board of directors.

     On November 1, 2005, we entered into an employment agreement with Brent Kinney as our new Chief Executive Officer. Mr. Kinney's compensation was determined through negotiation between Mr. Kinney and our board of directors.

Board Compensation

     On January 11, 2006, our board of directors approved a compensation plan, effective November 16, 2005, pursuant to which each director would receive the following compensation:

     o annual director fees of $30,000 per year, payable quarterly in arrears;

     o director compensation options consisting of 200,000 options exercisable to acquire shares of common stock at $1.00 per share for non-U.S. directors and at fair market value on the date of grant for U.S. directors;

     o    meeting fees of $1,200 per meeting, including committee meetings; and

     o reimbursement of expenses related to service in the capacity of a member of the Board.

Code of Ethics

     A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

     1. Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     2. Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

     3.   Compliance with applicable governmental laws, rules and regulations;

     4.   The  prompt  internal  reporting  of  violations  of  the  code  to an
          appropriate   person  or  persons  identified  in  the  code;  and  5.
          Accountability for adherence to the code.

     Prior to July 26, 2005, we only had limited business operations and only one officer and director operating as our sole management and believed a code of ethics would have had limited utility. We intend to adopt a code of ethics during the first half of 2006.

Compensation Interlocks and Insider Participation

     There were no compensation committee or board interlocks among the members of our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is our director or executive officer or who beneficially holds more than 10% of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

     To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were timely complied with during the year ended December 31, 2005, except:

--------------------------- --------------------------------------- ----------------- ---------------- -----------------
           Name                        Reporting Person               Form 3/# of       Form 4/# of       Form 5/# of
                                                                      transactions     transactions      transactions
--------------------------- --------------------------------------- ----------------- ---------------- -----------------
Brent D. Kinney             Chief Executive Officer, Director            Late/1           Late/2              --
                            and Principal Executive Officer
--------------------------- --------------------------------------- ----------------- ---------------- -----------------
Daniel F. Meyer             President, Secretary, Treasurer and            --             Late/3              --
                            Director
--------------------------- --------------------------------------- ----------------- ---------------- -----------------
James R. Screaton           Vice President, Finance and Chief            Late/1             --                --
                            Financial Officer
--------------------------- --------------------------------------- ----------------- ---------------- -----------------
Michael D. Noonan           Vice President, Corporate, Director          Late/1           Late/2              --
--------------------------- --------------------------------------- ----------------- ---------------- -----------------
Karim Jobanputra            Director                                     Late/1           Late/1              --
--------------------------- --------------------------------------- ----------------- ---------------- -----------------
Ian R. Baron                Director                                     Late/1           Late/1              --
--------------------------- --------------------------------------- ----------------- ---------------- -----------------
Peter J. Cockcroft          Director                                     Late/1           Late/1              --
--------------------------- --------------------------------------- ----------------- ---------------- -----------------
Sheikh Hamad Bin Jassen     10% Shareholder                              Late/1             --                --
Bin Jaber Al Thani
--------------------------- --------------------------------------- ----------------- ---------------- -----------------

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth compensation paid to each of the individuals who served as our Chief Executive Officer and our other most highly compensated executive officers (the "named executives officers") for the fiscal years ended December 31, 2005, 2004 and 2003.

                                       Annual Compensation              Long Term Compensation
                                                                           Awards          Payouts
Name and                 Year   Salary    Bonus    Other Annual     Common     Restricted  Long Term   All Other
Principal Position               ($)       ($)     Compensation  Shares Under  Shares or   Incentive  Compensation
                                                         ($)      Options/SARs Restricted     Plan        ($)
                                                                    Granted      Share      Payouts
                                                                      (#)        Units        ($)
                                                                                  ($)
Brent H. Kinney(1)      2005    35,000     -0-         -0-           -0-         -0-         -0-       57,381(6)
Chief Executive
Officer, Director

Daniel Meyer(2)         2005    63,000     -0-         -0-           -0-         -0-         -0-        3,462(7)
President, Secretary    2004       -0-     -0-         -0-           -0-         -0-         -0-          -0-
and Treasurer, Director

Christine L. Szymarek   2004       -0-     -0-         -0-           -0-         -0-         -0-          -0-
Former President &      2003       -0-     -0-         -0-           -0-         -0-         -0-          -0-
Secretary, Treasurer
Director

Donald C. Cameron       2005    99,000     -0-         -0-           -0-         -0-         -0-          -0-
Former Chief            2004       -0-     -0-         -0-           -0-         -0-         -0-          -0-
Executive Officer(3)

James R. Screaton       2005    63,080     -0-         -0-           -0-         -0-         -0-          -0-
Vice President,         2004       -0-     -0-         -0-           -0-         -0-         -0-          -0-
Finance and Chief
Financial Officer(4)

Michael Noonan(5)       2005    83,500     -0-         -0-           -0-         -0-         -0-         3462(7)
Vice President,         2004       -0-     -0-         -0-           -0-         -0-         -0-          -0-
Corporate

     (1) Mr. Kinney was appointed as our Chief Executive Officer on November 1, 2005 and appointed as a director on November 16, 2005.
     (2) Mr. Meyer was elected as a director at the annual meeting of shareholders on December 20, 2004.
     (3) Mr. Cameron was appointed as our Chief Executive Officer on July 26, 2005 and terminated on November 1, 2005. He was not an officer during 2004, 2003 or 2002. See, "Employment Contracts and Termination of

          Employment and Change-In-Control Arrangements" for a description of his compensatory arrangements for 2005.
     (4) Mr. Screaton was appointed as our Vice President, Finance and Chief Financial Officer on August 25, 2005. He was not an officer during 2004, 2003 or 2002. See, "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" for a description of his compensatory arrangements for 2005.
     (5) Mr. Noonan was appointed as our Vice President, Corporate on August 25, 2005 and appointed as a director on November 16, 2006. He was not an officer during 2004, 2003 or 2002. See, "Employment Contracts and Termination of Employment and Change-In-Control Arrangements" for a description of his compensatory arrangements for 2005.
     (6) Includes legal fees of $53,919 paid to Mr. Kinney prior to his appointment as an officer of Sky Petroleum and Directors' fees of $3462.
     (7)  Consists of director's fees.

Director and Officer Stock Option/Stock Appreciation Rights ("SARs") Grants

     We granted a total of 4,250,000 stock options during the fiscal year ended December 31, 2005, excluding stock option grants that were rescinded.

     In the year ended December 31, 2005, we adopted an incentive stock plan for non-U.S. residents on July 26, 2005, and an incentive stock plan for U.S. residents on August 25, 2005. Our stock incentive plan for non-U.S. residents authorizes the issuance of stock options to acquire up to 10% of our issued and outstanding shares of common stock and our stock incentive plan for U.S. residents authorizes the issuance of stock options to acquire up to a maximum of 3,321,600 shares of common stock (less the number of shares issuable upon exercise of options granted by us under all other stock incentive plans on the date of any grant under the plan). Subsequent to December 31, 2005, our board of directors approved an amendment to our stock incentive plan for U.S. residents authorizes the issuance of stock options to acquire up to a maximum of 4,657,148 shares of common stock (less the number of shares issuable upon exercise of options granted by us under all other stock incentive plans on the date of any grant under the plan).

     The following table sets forth the stock options granted to our named executive officers and directors during the year ended December 31, 2005. No stock appreciation rights were awarded.

                                                                                        Potential Realized
                                                                                             Value at
                                                                                       Assumed Annual Rates
                                                                                                of
                                                                                        Stock Appreciation
                                                                                               for
                            Individual Grants                                              Option Term
                       Number of     Percent of total
                      securities       options/SARs      Exercise or
                      underlying         granted            base
                     options/SARs    to employees in        price        Expiration      $000        $000     $000
Name                  granted (#)     fiscal year(1)       ($/Sh)           date         5%($)      10%($)    0%($)
---------------------------------------------------------------------------------------------------------------------
Daniel Meyer(2)          200,000(10)       4.7%             $1.00      Nov. 16, 2012      330         534      177
President, Secretary
and Treasurer,
Director
---------------------------------------------------------------------------------------------------------------------
Brent Kinney(3)        1,450,000(10)      34.12%            $1.00      Nov. 16, 2012    2,388       3,864    1,278
Chief Executive
Officer, Director
---------------------------------------------------------------------------------------------------------------------

                                                                                        Potential Realized
                                                                                             Value at
                                                                                       Assumed Annual Rates
                                                                                                of
                                                                                        Stock Appreciation
                                                                                               for
                            Individual Grants                                              Option Term
                       Number of     Percent of total
                      securities       options/SARs      Exercise or
                      underlying         granted            base
                     options/SARs    to employees in        price        Expiration      $000        $000     $000
Name                  granted (#)     fiscal year(1)       ($/Sh)           date         5%($)      10%($)    0%($)
---------------------------------------------------------------------------------------------------------------------

James R. Screaton(4)     400,000(10)       9.4%         $0.50 - $1.00  March 31, 2012     27           86     -0-
Vice President,
Finance and Chief
Financial Officer
---------------------------------------------------------------------------------------------------------------------

Michael Noonan(5)        600,000(11)                        $1.29      Sept. 21, 2015    487        1,234     -0-
Vice President           200,000(11)                        $1.88      Nov. 16, 2012     236          599     -0-
Corporate           -----------------------------------                               ----------- -------------------
                         800,000          18.82%                                         723        1,833     -0-
---------------------------------------------------------------------------------------------------------------------

Karim Jobanputra(6)      200,000(10)       4.7%             $1.00      Nov. 16, 2012     330          534     177
Director
---------------------------------------------------------------------------------------------------------------------

Ian R. Baron(7)          600,000                            $1.00      Nov. 16, 2013    1,065       1,818     528
Director                 200,000                            $1.00      Nov. 16, 2012      330         534     177
                    ----------------                                                  ----------- -------------------
                         800,000          18.82%            $1.00                       1,395       2,352     705
---------------------------------------------------------------------------------------------------------------------

Peter J. Cockcroft(8)    200,000(10)       4.7%             $1.00      Nov. 16, 2012      330         534     177
Director
---------------------------------------------------------------------------------------------------------------------

Donald C. Cameron(9)     100,000(12)      2.35%             $1.00      April 30, 2008     118         150      88
Former Chief Executive   100,000(12)      2.35%             $1.00      April 30, 2009     128         175      88
Officer             -----------------------------------                               ----------- -------------------
                         200,000           4.7%                                           226         325     176
---------------------------------------------------------------------------------------------------------------------

Total                  4,250,000

     (1) We issued options to acquire a total of 4,250,000 to our officers, directors and employees during the period from January 1, 2005 to December 31, 2005.

     (2) Mr. Meyer was elected as a director at the annual meeting of shareholders on December 20, 2004. Mr. Meyer was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter.

     (3) Mr. Kinney was appointed as our Chief Executive Officer on November 1, 2005. Under the terms of his employment agreement we granted Mr. Kinney options to purchase 1,250,000 shares of common stock of the Company at an exercise price of $1.00 per share, vesting one-third on October 1, 2006, one-third on October 1, 2007 and one-third on October 1, 2008. Mr. Kinney was appointed as a director on November 16, 2005, and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter.

     (4) Mr. Screaton was appointed as our Vice President, Finance and Chief Financial Officer on August 25, 2005. On August 25, 2005, we agreed to grant Mr. Screaton options to purchase 400,000 shares of common stock of which 133,333 exercisable at $0.50 vest on April 30, 2006, 133,333 exercisable at $0.80 per share vest on April 30, 2007 and 133,334 exercisable at $1.00 per share vest on April 30, 2008.

     (5) Mr. Noonan was appointed as our Vice President, Corporate on August 25, 2005. On August 25, 2005, we agreed to grant Mr. Noonan options to purchase 600,000 shares of common stock exercisable at $1.29 per share, vesting 200,000 options on each April 30th beginning on April 30, 2006. Mr. Noonan was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter.

     (6) Mr. Jobanputra was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter.

     (7) Mr. Baron was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting the first anniversary of the grant and 1/3 vesting each anniversary thereafter. We granted Mr. Baron 600,000 options, effective November 16, 2005, under the terms of an option agreement, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter.

     (8) Mr. Cockcroft was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter.

     (9) Mr. Cameron served as our Chief Executive Officer from July 26, 2005 to November 1, 2005. We entered into a termination and severance agreement with Mr. Cameron under which we agreed to grant Mr. Cameron 200,000 options exercisable at $1.00 per share, vesting 100,000 options on April 30, 2006 and the balance will vest on April 30, 2007.

     (10) Granted under our non-U.S. resident stock option plan.

     (11) Granted under our U.S. resident stock option plan.

     (12) Granted under option agreement separate from our non-U.S. resident and U.S. resident stock option plans.

            Aggregated Option/SAR Exercises in Last Fiscal Year- and
                       Fiscal Year-End Option/SAR Values

                                                           Number of Securities
                                                      Underlying Unexercised Options      Value of Unexercised
                                Number of Shares                    At                    In-the-Money Options
                              Acquired on Exercise           December 31, 2005          At December 31, 2005(1)
--------------------------------------------------------------------------------------------------------------------
                                            Value
Name                        Exercised     Realized      Exercisable    Unexercisable   Exercisable   Unexercisable
--------------------------------------------------------------------------------------------------------------------
Daniel Meyer
President & Secretary
Treasurer, Director             --            --               --           200,000           --           $171,000

Brent Kinney
Chief Executive
Officer, Director               --            --               --          1,450,000          --          $1,239,750

James R. Screaton
Vice President, Finance
and Chief Financial
Officer                         --            --               --           400,000           --           $435,333

Michael Noonan
Vice President Corporate        --            --               --           800,000           --           $339,000

Karim Jobanputra
Director                        --            --               --           200,000           --           $171,000

Ian R. Baron
Director                        --            --               --           800,000           --           $684,000

Peter J. Cockcroft
Director                        --            --               --           200,000           --           $171,000

Donald C. Cameron
Former Chief Executive
Officer                         --            --               --           200,000           --           $171,000

     (1) Based on the closing price of our common stock on the NASD OTCBB on December 30, 2005, which was $1.855.

Long Term Incentive Plan Awards

     No long-term incentive plan awards have been made by the Company to date.

Defined Benefit or Actuarial Plan Disclosure

     We do not provide retirement benefits for the directors or officers.

Compensation of Directors

     On January 11, 2006, our board of directors approved a compensation plan, effective November 16, 2005, pursuant to which each director would receive the following compensation:

     o annual director fees of $30,000 per year, payable quarterly in arrears;

     o director compensation options consisting of 200,000 options exercisable to acquire shares of common stock at $1.00 per share for non-U.S. directors and at fair market value on the date of grant for U.S. directors;

     o    meeting fees of $1,200 per meeting, including committee meetings; and

     o reimbursement of expenses related to service in the capacity of a member of the Board.

     We granted options to our directors during the fourth quarter ended December 31, 2005, in connection with their appointment and service as directors, and paid director fees in accordance with the approved director compensation plan.

Employment  Contracts  and  Termination  of  Employment  and   Change-In-Control
Arrangements

Employment Agreement with Brent D. Kinney

     On November 1, 2005, we entered into an employment agreement with Brent D. Kinney, under which Mr. Kinney was appointed as our chief executive officer. The following are the material terms and conditions of the Employment Agreement:

     o Mr. Kinney shall perform the duties and services as CEO beginning on November 1, 2005 for a period of three years.

     o During his employment, Mr. Kinney shall receive (i) a salary of $17,500 per month or such higher rate as may from time-to-time be agreed between us and Mr. Kinney, (ii) an annual bonus in the amount determined by our board of directors, in its sole discretion, and
          (iii) options to purchase 1,250,000 shares of our common stock at an exercise price of $1.00 per share, vesting one-third on October 1, 2006, one-third on October 1, 2007 and one-third on October 1, 2008.

     o We may by notice terminate the Employment Agreement, if at any time after October 1, 2006, the two Obligation Wells (as defined in a certain participation agreement) have failed to meet our expectations and the Sir Abu Nu'ayr exploration program does not provide us with commercially useful petroleum assets.

     Before Mr. Kinney was appointed as our chief executive officer, he was retained by us as special legal counsel to advise us on petroleum matters as of April 1, 2005 and received legal cost of $53,919 from us for these services.

Consulting Agreement with James Screaton

     In connection with the appointment of Mr. James Screaton as our Chief Financial Officer on August 25, 2005, we entered into an Independent Contractor Services Agreement and a Confidentiality Agreement, effective April 1, 2005, with Shorewood Financial Inc. for the services of Mr. Screaton as our Chief Financial Officer. Under these agreements, we anticipate that Mr. Screaton will serve as our Chief Financial Officer until July 31, 2006 at a salary of $500 per day on a per diem basis. Under the terms of the Confidentiality Agreement, Mr. Screaton is prohibited from disclosing certain confidential information with respect to Sky Petroleum for a period of five years following the termination of the Independent Contractor Services Agreement. In connection with Mr. Screaton's appointment as Chief Financial Officer, we agreed to grant Mr. Screaton options to purchase 400,000 shares of common stock of which 133,333 exercisable at $0.50 vest on April 30, 2006, 133,333 exercisable at $0.80 per share vest on April 30, 2007 and 133,334 exercisable at $1.00 per share vest on April 30, 2008.

Consulting Agreement with Michael Noonan

     In connection with the appointment of Mr. Michael Noonan as our Vice President Corporate on August 25, 2005, we entered into an Independent Contractor Services Agreement and a Confidentiality Agreement for the services of Mr. Noonan as our Vice President Corporate. Under these agreements, we anticipate that Mr. Noonan will serve as our Vice President Corporate until July 31, 2006 at a base salary of $10,000 per month. Under the terms of the
Confidentiality Agreement, Mr. Noonan is prohibited from disclosing certain confidential information with respect to Sky Petroleum for a period of five years following the termination of the Independent Contractor Services Agreement. In connection with Mr. Noonan's appointment as Vice President
Corporate, we granted Mr. Noonan stock options exercisable to acquire 600,000 shares of common stock exercisable at $1.29 per share of which 200,000 shares vest on April 30, 2006, 200,000 vest on April 30, 2007 and 200,000 shares vest on April 30, 2008.

Consulting Agreement with Daniel Meyer

     We paid Daniel Meyer a consulting fee of $5,000 per month up to September 30, 2005 for his services as our President under the terms of an arrangement approved by the Board of Directors. On October 1, 2005 we increased the consulting fee paid to Mr. Meyer to $7,500 per month.

Consulting Agreement with Energy Services Group Dubai

     Mr. Ian Baron, a director, is the founding partner of Energy Services Group Dubai (ESG), with which we entered into a Consulting Agreement dated April 1, 2005, to retain the services of ESG to assist us to evaluate and develop oil and gas opportunities in the Mubarek field area near Abu Musa Island in the Arabian Gulf. Pursuant to the Consulting Agreement EGS receives $1,500 per day for the first five days of a month and $1,250 per day for each day thereafter in a month. At a minimum, EGS receives a monthly retainer fee of $7,500 per month. During the fiscal year ended December 31, 2005, we incurred fees of $75,775. Subsequent to December 31, 2005, the Consulting Agreement was amended to provide that in addition to the services of Ian Baron, the services of Peter Bradley, an ESG associate, would also be provided to monitor our interest in the Obligation Wells under the Participation Agreement. The Consulting Agreement was further amended to have Ian Baron provide business development services to us on the basis that opportunities to participate in new ventures would first be presented to us and that he would act as our negotiator on new ventures that we wished to pursue. The fiscal arrangements were also amended to provide that ESG would be paid a monthly retainer of US$15,000 and ESD would provide ten days (an increase from five) of service each month between Messrs Bradley and Baron. Additional days would be payable at the rate of US$1,500 per day. Any days unused in a month would carry forward and be available without cost.

     The Consulting Agreement may be terminated on sixty day notice by either party.

     Effective November 16, 2005, we entered into an option agreement with Mr. Baron, pursuant to which we granted Mr. Baron stock options exercisable to acquire 600,000 shares of common stock at $1.00 per share, vesting 1/3 per year beginning on November 16, 2006 and expiring on the earlier of November 16, 2013 or 90 days after Mr. Baron ceases to be a director or consultant to the corporation.

Separation Agreement with Donald Cameron

     We entered into a separation agreement with Donald C. Cameron, our former Chief Executive Officer, and Donald C. Cameron Consulting Ltd. The following are the material terms and conditions of the Separation Agreement:

     o The Independent Contractor Services Agreement dated April 1, 2005, between us and Mr. Cameron, under which Mr. Cameron provided services as our CEO, was terminated effective October 31, 2005. Mr. Cameron will receive monthly fee of $11,000 for the months of November 2005, December 2005 and January 2006.

     o Under a Contractor Agreement, we will retain Mr. Cameron for six months beginning February 1, 2006 through July 31, 2006 at a monthly consulting fee of $11,000 per month. We will also grant Mr. Cameron stock options exercisable to acquire 200,000 shares of common stock at $1.00 per share, which will vest and become exercisable over two years. The first half will vest on April 30, 2006 and the balance will vest on April 30, 2007.

     o Stock options previously granted to Mr. Cameron under the Contractor Agreement were terminated.

     o Mr. Cameron releases and discharges us from any claims, liabilities, costs and damages which Mr. Cameron has or may have against us for any act or omission occurred on or prior to the date of Mr. Cameron's execution of the Separation Agreement.

     o Mr. Cameron acknowledged that all of the confidential information is valuable, proprietary and the exclusive property of the Company and that he will not use or reveal, divulge or permit the use by the third parties of any confidential information.

Report on Repricing of Options/SARs

     We did not reprice any options or SARs outstanding during the fiscal year ended December 31, 2004 or 2005.

Report of the Board of Directors on Executive Compensation

     During  the year  ended  December  31,  2005,  our Board of  Directors  was
responsible  for  establishing   compensation   policy  and   administering  the
compensation programs of our executive officers.

     The amount of compensation paid by us to each of our directors and officers and the terms of those persons' employment is determined solely by the Board of Directors. We believe that the compensation paid to its directors and officers is fair to the company.

     In the past, Daniel Meyer, our President, has negotiated all executive salaries on our behalf. The Board of Directors reviewed the compensation and benefits of all our executive officers and established and reviewed general policies relating to compensation and benefits of our employees. Currently, directors do not participate in approving or authorizing their own salaries as executive officers.

     Our Board of Directors believes that the use of direct stock awards is at times appropriate for employees, and in the future intends to use direct stock awards to reward outstanding service or to attract and retain individuals with exceptional talent and credentials. The use of stock options and other awards is intended to strengthen the alignment of interests of executive officers and other key employees with those of our stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of March 31, 2006 by:

     o each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock;

     o    our named executive officers;

     o    our directors; and

     o    all of our executive officers and directors as a group.

Name of Shareholder                Address                            Amount and Nature of      Percent of Class(1)
                                                                      Beneficial Ownership

Directors and Named Executive Officers

Daniel Meyer(2)                    Suite 200 - 625 4th Ave. SW             2,000,000(2)                  4.34%(2)
President, Secretary,              Calgary, Alberta, Canada
Treasurer and Director             T2P OK2
------------------------------------------------------------------------------------------------------------------------

Brent Kinney(3)                    P.O. Box 211247                                --                        --
Chief Executive Officer            Dubai
                                   United Arab Emirates
------------------------------------------------------------------------------------------------------------------------

James R. Screaton(4)               Suite 200 - 625 4th Ave. SW                    --                        --
Vice President, Finance and        Calgary, Alberta
Chief Financial Officer            Canada T2P OK2
------------------------------------------------------------------------------------------------------------------------

Michael Noonan(5)                  401 Congress Avenue                       210,000(5)                     **
Vice President, Corporate          Suite 1540
                                   Austin, Texas USA 78701
------------------------------------------------------------------------------------------------------------------------

Karim Jobanputra(7)                P.O. Box 82                                    --                        --
Director                           Doha
                                   State of Qatar
------------------------------------------------------------------------------------------------------------------------

Ian R. Baron(8)                    P.O. Box 72794                                 --                        --
Director                           Dubai
                                   United Arab Emirates
------------------------------------------------------------------------------------------------------------------------

Peter Cockcroft(9)                 350 Orchard Road                               --                        --
Director                           #21-01 Shaw House
                                   Singapore  238868

All Officers & Directors as a                                              2,000,000(10)                 4.34%(10)
Group

5% Shareholders
Sheikh Hamad Bin Jassen Bin        PO Box 4044                            15,296,424(11)                24.93%(11)
Jaber Al Thani(11)                 Alwajbam Palace
                                   Doha, Qatar

Name of Shareholder                Address                            Amount and Nature of      Percent of Class(1)
                                                                      Beneficial Ownership

Metage Capital Limited             8 Pollen Street                         4,000,000(12)                 8.59%
                                   London, W1S 1NG


**  Less than 1%.

(1) Based on 46,571,485 shares issued and outstanding as of February 28, 2006, plus, for each person, the number of shares of common stock such person has the right to acquire within the 60 days after such date. Excludes 12,222,224 shares of common stock acquirable upon conversion of Series A Preferred Stock and stock options that are not exercisable within 60 days of March 31, 2006.
(2) Mr. Meyer was elected as a director at the annual meeting of shareholders on December 20, 2004. On August 25, 2005, we accepted 12,000,000 shares of common stock for cancellation from Mr. Meyer. Mr. Meyer was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. None of the options will vest within 60 days of March 31, 2006.
(3) Mr. Kinney was appointed as our Chief Executive Officer on November 1, 2005. We granted Mr. Kinney options to purchase 1,250,000 shares of common stock exercisable at $1.00 per share. None of the options will vest within 60 days of March 31, 2006. Mr. Kinney was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter.
(4) Mr. Screaton was appointed as our Vice President, Finance and Chief Financial Officer on August 25, 2005. On August 25, 2005, we agreed to grant Mr. Screaton options to purchase 400,000 shares of common stock exercisable at exercise prices of $0.50 to $1.00 per share.
(5) Mr. Noonan was appointed as our Vice President, Corporate on August 25, 2005. On September 21, 2005, we granted Mr. Noonan options to purchase 600,000 shares of common stock at $1.29 per share, of which 200,000 shares vest on April 30, 2006, 200,000 vest on April 30, 2007 and 200,000 shares vest on April 30, 2008. Includes 10,000 shares of common stock and options exercisable to acquire 200,000 shares of common stock vesting on April 30, 2006.
(7) Mr. Jobanputra was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter.
(8) Mr. Baron was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting the first anniversary of the grant and 1/3 vesting each anniversary thereafter. We granted Mr. Baron 600,000 options, effective November 16, 2005, under the terms of an option agreement, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter.
(9) Mr. Cockcroft was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter.
(10) Includes 2,000,000 shares of common stock held by Daniel Meyer, excluding stock options which are not exercisable within 60 days of March 31, 2006.
(11) Includes 3,074,200 shares of common stock held by the Sheikh and 12,222,224 shares of common stock issuable upon conversion of 3,055,556 shares of Series A Preferred Stock held by the shareholder.
(12) Metage Capital Limited beneficially owns 2,000,000 common shares through Metage Funds Limited, a Cayman Islands investment company, and 2,000,000 common shares through Metage Special Emerging Markets Fund Limited, a Cayman Islands investment company.

     We have no knowledge of any other arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company.

     We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Equity Compensation Plan Information

     Subsequent to December 31, 2004, we adopted an incentive stock plan for non-U.S. residents on July 26, 2005, and an incentive stock plan for U.S. residents on August 25, 2005. Our stock incentive plan for non-U.S. residents authorizes the issuance of stock options to acquire up to 10% of our issued and outstanding shares of common stock and our stock incentive plan for U.S. residents authorizes the issuance of stock options to acquire up to a maximum of 3,321,600 shares of common stock (less the number of shares issuable upon exercise of options granted by the us under all other stock incentive plans on the date of any grant under the plan).

Adoption of Non-U.S. Stock Option Plan

     On July 26, 2005, we adopted, subject to receiving shareholder approval, the Sky Petroleum, Inc. Non-U.S. Stock Option Plan, effective as of April 1,
2005. The Non-U.S. Plan authorizes the issuance of stock options to acquire up to 10% of our issued and outstanding shares of common stock. The purpose of the Non-U.S. Plan is to aid us in retaining and attracting Non-U.S. residents that are capable of enhancing our prospects for future success, to offer such personnel additional incentives to exert maximum efforts for the success of our business, and to afford such personnel an opportunity to acquire a proprietary interest in the company through stock options. Our Board of Directors or our Compensation Committee, if any, will administer the Non-U.S. Plan and determine the terms and conditions under which options to purchase shares of our common stock may be awarded. The term of an option granted under the Non-U.S. Plan cannot exceed seven years and the exercise price for options granted under the Non-U.S. Plan cannot be less than the fair market value of our common stock on the date of grant.

Adoption of 2005 U.S. Stock Incentive Plan

     On August 25, 2005, we adopted, subject to receiving shareholder approval, the Sky Petroleum, Inc. 2005 U.S. Stock Incentive Plan for U.S. residents. The U.S. Plan authorizes the issuance of stock options and other awards to acquire up to a maximum of 3,321,600 shares of our common stock (less the number of shares issuable upon exercise of options granted by us under all other stock incentive plans on the date of any grant under the plan). The purpose of the U.S. Plan is to aid the Company in retaining and attracting U.S. personnel capable of enhancing our prospects for future success, to offer such personnel additional incentives to exert maximum efforts for the success of our business, and to afford such personnel an opportunity to acquire a proprietary interest in the company through stock options and other awards. The U.S. Plan provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), options that are not incentive stock options, stock appreciation rights and various other stock-based grants. Our Board of Directors or a committee thereof, if any, will administer the U.S. Plan and determine the terms and conditions under which options to purchase shares of our common stock or other awards may be granted to eligible participants. The term of an incentive stock option granted under the U.S. Plan cannot exceed ten years and the exercise price for options granted under the U.S. Plan cannot be less than the fair market value of our common stock on the date of grant.

Equity Compensation Plan Information

     The  following  table  sets  forth   information   related  to  our  equity
compensation plans as of December 31, 2005.

Plan Category                       Number of securities        Weighted average        Number of securities remaining
                                     to be issued upon         exercise price of     available for future issuance under
                                        exercise of           outstanding options,        equity compensation plans
                                    outstanding options,      warrants and rights     (excluding securities reflected in
                                    warrants and rights               (b)                        column (a))
                                            (a)                                                      (c)
--------------------------------------------------------------------------------------------------------------------------
Equity Compensation                             --                        --                            --
Plans approved by
Security Holders(1)(2)
--------------------------------------------------------------------------------------------------------------------------

Equity Compensation                      4,250,000                    $1.075                  1,157,098(3)
Plans not approved by
Security Holders(1)(2)(4)
--------------------------------------------------------------------------------------------------------------------------

Total                                    4,250,000                                            1,157,098(3)
--------------------------------------------------------------------------------------------------------------------------

     (1) We have two stock option plans: a stock incentive plan for non-U.S. residents and a stock incentive plan for U.S. residents. Our stock incentive plan for non-U.S. residents authorizes the issuance of stock options to acquire up to 10% of our issued and outstanding shares of common stock and our stock incentive plan for U.S. residents authorizes the issuance of stock options to acquire up to a maximum of 3,321,600 shares of common stock (less the number of shares issuable upon exercise of options granted by the us under all other stock incentive plans on the date of any grant under the plan).
     (2) We intend to submit our incentive stock option plans for shareholder approval at our next annual meeting of shareholders.
     (3)  Issuable under our non-U.S. Stock Option Plan.
     (4) We entered into a termination and severance agreement with Mr. Cameron under which we agreed to grant Mr. Cameron 200,000 options outside of our stock option plans exercisable at $1.00 per share, vesting 100,000 options on April 30, 2006 and the balance will vest on April 30, 2007. We granted Mr. Ian Baron 600,000 options, effective November 16, 2005, under the terms of an option agreement outside of our stock option plans, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter.

     Subsequent to December 31, 2005, our board of directors approved an amendment to our stock incentive plan for U.S. residents authorizes the issuance of stock options to acquire up to a maximum of 4,657,148 shares of common stock (less the number of shares issuable upon exercise of options granted by us under all other stock incentive plans on the date of any grant under the plan).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except for the transactions described below, none of our directors, named executive officers or more-than-five-percent shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction, from our inception (August 2002) to the date of this report, or in any proposed transactions which has materially affected or will materially affect us.

Employment Agreement with Brent D. Kinney

     On November 1, 2005, we entered into an employment agreement with Brent D. Kinney, under which Mr. Kinney was appointed as our chief executive officer. The following are the material terms and conditions of the Employment Agreement:

     o Mr. Kinney shall perform the duties and services as CEO beginning on November 1, 2005 for a period of three years.

     o During his employment, Mr. Kinney shall receive (i) a salary of $17,500 per month or such higher rate as may from time-to-time be agreed between us and Mr. Kinney, (ii) an annual bonus in the amount determined by our board of directors, in its sole discretion, and
          (iii) options to purchase 1,250,000 shares of our common stock at an exercise price of $1.00 per share, vesting one-third on October 1, 2006, one-third on October 1, 2007 and one-third on October 1, 2008.

     o We may by notice terminate the Employment Agreement, if at any time after October 1, 2006, the two Obligation Wells (as defined in a certain participation agreement) have failed to meet our expectations and the Sir Abu Nu'ayr exploration program does not provide us with commercially useful petroleum assets.

     Before Mr. Kinney was appointed as a chief executive officer of the Company, he was retained by us as special legal counsel to advise us on petroleum matters as of April 1, 2005 and received legal cost of $53,919 from us for these services.

Consulting Agreement with James Screaton

     In connection with the appointment of Mr. James Screaton as our Chief Financial Officer on August 25, 2005, we entered into an Independent Contractor Services Agreement and a Confidentiality Agreement, effective April 1, 2005, with Shorewood Financial Inc. for the services of Mr. Screaton as our Chief Financial Officer. Under these agreements, we anticipate that Mr. Screaton will serve as our Chief Financial Officer until July 31, 2006 at a salary of $500 per day on a per diem basis. Under the terms of the Confidentiality Agreement, Mr. Screaton is prohibited from disclosing certain confidential information with respect to Sky Petroleum for a period of five years following the termination of the Independent Contractor Services Agreement. In connection with Mr. Screaton's appointment as Chief Financial Officer, we agreed to grant Mr. Screaton options to purchase 400,000 shares of common stock of which 133,333 exercisable at $0.50 vest on April 30, 2006, 133,333 exercisable at $0.80 per share vest on April 30, 2007 and 133,334 exercisable at $1.00 per share vest on April 30, 2008.

Consulting Agreement with Michael Noonan

     In connection with the appointment of Mr. Michael Noonan as our Vice President Corporate on August 25, 2005, we entered into an Independent Contractor Services Agreement and a Confidentiality Agreement for the services of Mr. Noonan as our Vice President Corporate. Under these agreements, we anticipate that Mr. Noonan will serve as our Vice President Corporate until July 31, 2006 at a base salary of $10,000 per month. Under the terms of the
Confidentiality Agreement, Mr. Noonan is prohibited from disclosing certain confidential information with respect to Sky Petroleum for a period of five years following the termination of the Independent Contractor Services Agreement. In connection with Mr. Noonan's appointment as Vice President
Corporate, we granted Mr. Noonan stock options exercisable to acquire 600,000 shares of common stock exercisable at $1.29 per share of which 200,000 shares vest on April 30, 2006, 200,000 vest on April 30, 2007 and 200,000 shares vest on April 30, 2008.

Consulting Agreement with Daniel Meyer

     We paid Daniel Meyer a consulting fee of $5,000 per month up to September 30, 2005 for his services as our President under the terms of an arrangement approved by the Board of Directors. On October 1, 2005 we increased the consulting fee paid to Mr. Meyer to $7,500 per month.

     In August 2005, we accepted for cancellation 12,000,000 shares of common stock from Daniel Meyer, a director. Mr. Meyer agreed to contribute the shares to the corporation in order to facilitate our ability to raise capital. Mr. Meyer received no compensation for the cancellation of the shares.

Consulting Agreement with Energy Services Group Dubai

     Mr. Ian Baron, a director, is the founding partner of Energy Services Group Dubai (ESG), with which we entered into a Consulting Agreement dated April 1, 2005, to retain the services of ESG to assist us to evaluate and develop oil and gas opportunities in the Mubarek field area near Abu Musa Island in the Arabian Gulf. Pursuant to the Consulting Agreement EGS receives $1,500 per day for the first five days of a month and $1,250 per day for each day thereafter in a month. At a minimum, EGS receives a monthly retainer fee of $7,500 per month. During the fiscal year ended December 31, 2005, we incurred fees of $75,775. Subsequent to December 31, 2005, the Consulting Agreement was amended to provide that in addition to the services of Ian Baron, the services of Peter Bradley, an ESG associate, would also be provided to monitor our interest in the Obligation Wells under the Participation Agreement. The Consulting Agreement was further amended to have Ian Baron provide business development services to us on the basis that opportunities to participate in new ventures would first be presented to us and that he would act as our negotiator on new ventures that we wished to pursue. The fiscal arrangements were also amended to provide that ESG would be paid a monthly retainer of US$15,000 and ESD would provide ten days (an increase from five) of service each month between Messrs Bradley and Baron. Additional days would be payable at the rate of US$1,500 per day. Any days unused in a month would carry forward and be available without cost.

     Effective November 16, 2005, we entered into an option agreement with Mr. Baron, pursuant to which we granted Mr. Baron stock options exercisable to acquire 600,000 shares of common stock at $1.00 per share, vesting 1/3 per year beginning on November 16, 2006 and expiring on the earlier of November 16, 2013 or 90 days after Mr. Baron ceases to be a director or consultant to the corporation.

Separation Agreement with Donald Cameron

     We entered into a separation agreement with Donald C. Cameron, our former Chief Executive Officer, and Donald C. Cameron Consulting Ltd. The following are the material terms and conditions of the Separation Agreement:

     o The Independent Contractor Services Agreement dated April 1, 2005, between us and Mr. Cameron, under which Mr. Cameron provided services as our CEO, was terminated effective October 31, 2005. Mr. Cameron will receive monthly fee of $11,000 for the months of November 2005, December 2005 and January 2006.

     o Under a Contractor Agreement, we will retain Mr. Cameron for six months beginning February 1, 2006 through July 31, 2006 at a monthly consulting fee of $11,000 per month. We will also grant Mr. Cameron stock options exercisable to acquire 200,000 shares of common stock at $1.00 per share, which will vest and become exercisable over two years. The first half will vest on April 30, 2006 and the balance will vest on April 30, 2007.

     o Stock options previously granted to Mr. Cameron under the Contractor Agreement were terminated.

     o Mr. Cameron releases and discharges us from any claims, liabilities, costs and damages which Mr. Cameron has or may have against us for any act or omission occurred on or prior to the date of Mr. Cameron's execution of the Separation Agreement.

Mr. Cameron acknowledged that all of the confidential information is valuable, proprietary and the exclusive property of the Company and that he will not use or reveal, divulge or permit the use by the third parties of any confidential information.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit         Description
Number

 3.1(1)        Articles of Incorporation
 3.2(2)        Amendment to Articles of Incorporation
 3.3(2)        Amendment to Articles of Incorporation
 3.4(6)        Certificate of Designation of Rights and  Preferences of Series A
               Preferred Stock
 3.5(1)        Bylaws
10.1(1)        Lease Agreement
10.2(3)        Participation  Agreement  between  Sastaro Limited and Buttes Gas and Oil Co. International Inc.
10.3(3)        Compensation Agreement with Paraskevi Ltd.
10.4(4)        Independent  Contractor  Services Agreement and a Confidentiality
               Agreement,  effective  April 1,  2005,  with  Donald  C.  Cameron
               Consulting Ltd.
10.5(4)        Independent  Contractor  Services Agreement and a Confidentiality
               Agreement,  effective  April 1,  2005,  for the  services  of Mr.
               Screaton  as our Vice  President,  Finance  and  Chief  Financial
               Officer
10.6(5)        Independent  Contractor  Services Agreement and a Confidentiality
               Agreement,  effective  April 1,  2005,  for the  services  of Mr.
               Noonan as our Vice President Corporate
10.7(4)        Stock Option Plan - Canadian residents
10.8(4)        2005 U.S. Stock Incentive Plan - non-Canadian residents
10.9(7)        Form of  Subscription  Agreement used by selling  shareholders in
               July 26, 2005 and August 25, 2005 private placements
10.10(8)       Employment Agreement between the Company and Brent Kinney
10.11(8)       Separation  Agreement  between the Company and Donald C.  Cameron
               Consulting Ltd.
10.12(8)       Form of  Subscription  Agreement used by Selling  Shareholders in
               December 2005 Placement
10.13(9)       Consulting  Agreement  between the  Company  and Energy  Services
               Group Dubai dated April 5, 2005
10.14(9)       Option Agreement between the Company and Ian Baron
23.1           Consent of Energy Services Group Dubai
31.1           Certification of Chief Executive  Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange
               Act of 1934, as amended.
31.2           Certification of Chief Financial  Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange
               Act of 1934, as amended.
32.1           Certification of Chief Executive  Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2           Certification of Chief Financial  Officer pursuant to Section 906 of the Sarbanes-Oxley Act

     (1)  Previously filed with Form SB-2 on September 12, 2002
     (2)  Previously filed with Form 10-KSB on March 31, 2005
     (3)  Previously filed with Form 10-QSB on August 22, 2005
     (4) Previously filed with Form SB-2 (SEC File No. 333-127940) on August 30, 2005
     (5) Previously filed with Form SB-2/A Amendment No. 1 (SEC File No. 333-127940) on September 9, 2005
     (6) Previously filed as exhibit 3.1 to the Form 8-K filed on September 22, 2005
     (7) Previously filed with Form SB-2/A (SEC File No. 333-128285) on October 12, 2005
     (8)  Previously filed with Form 10-QSB on November 15, 2005.
     (9)  Previously filed with Form SB-2 on February 13, 2006.

Current Reports on Form 8-K

During the quarter

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2005 and 2004 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2005 and 2004 were $10,750 and $4,250, respectively.

Audit-Related Fees

The aggregate fees billed by the Company's auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above for fiscal 2005 and 2004 were $1,500 and $nil, respectively.

Tax Fees

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2005 and 2004 were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal 2004 and 2003 were $nil and $nil, respectively.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Sky Petroleum, Inc.


/s/ Brent D. Kinney        Chief Executive Officer
                                  (Principal Executive Officer)  March 31, 2006

/s/ James R. Screaton      Vice President, Finance and Chief
                           Financial Officer                     March 31, 2006
                                  (Principal Financial and
                           Accounting Officer






In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



/s/ Brent D. Kinney         Director, Chief Executive Officer
                                   (Principal Executive Officer)  March 31, 2006

/s/ James R. Screaton       Vice President, Finance and Chief
                            Financial Officer                     March 31, 2006
                                   (Principal Financial and
                            Accounting Officer

/s/ Daniel F. Meyer         Director                              March 31, 2006

/s/ Michael D. Noonan       Director                              March 31, 2006

/s/ Ian R. Baron            Director                              March 31, 2006

/s/ Peter J. Cockcroft      Director                              March 31, 2006