Form 10KSB/A
period 2005-12-31
SKY PETROLEUM, INC.
filed 2006-04-10
CIK 1183276

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                AMENDMENT NO. 1

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................19

ITEM 5.  MARKET FOR COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
         SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.................19

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............22

ITEM 7.  FINANCIAL STATEMENTS.................................................28

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.............................................45

ITEM 8A. CONTROLS AND PROCEDURES..............................................45

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS;
         SECTION 16(A) COMPLIANCE.............................................45

ITEM 10. EXECUTIVE COMPENSATION...............................................50

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS......................................57

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................60

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................62

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................63

SIGNATURES....................................................................65



                                       i
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

Sky Petroleum Inc. is filing this Amendment No. 1 to its annual report on Form 10-KSB for the year ended December 31, 2005 filed on March 31, 2006, to include the report of its independent auditor, which was inadvertently omitted.




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

ITEM 7. FINANCIAL STATEMENTS



                                TABLE OF CONTENTS





                                                                          PAGE

Independent Registered Public Accounting Firm Report ......................29

Balance Sheet .............................................................31

Statement of Operations ...................................................32

Statement of Stockholders' Equity .........................................33

Statement of Cash Flows ...................................................34

Footnotes ..............................................................35-44

Beckstead and Watts, LLP
------------------------
Certified Public Accountants
                                                 2425 W Horizon Ridge Parkway
                                                          Henderson, NV 89052
                                                           702.257.1984 (tel)
                                                           702.362.0540 (fax)


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying balance sheet of Sky Petroleum, Inc. (the "Company") (A Development Stage Company), as of December 31, 2005, and the related statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2005 and December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sky Petroleum, Inc. (A Development Stage Company) as of December 31, 2005, and the results of its operations and cash flows years ended December 31, 2005 and December 31, 2004, in conformity with U.S. generally accepted accounting principles.


/s/ Beckstead and Watts, LLP
March 20, 2005

                               Sky Petroleum, Inc.
                          (A Development Stage Company)

                                  Balance Sheet
                                      as of
                                December 31, 2005

                                       and

                            Statements of Operations,
                            Stockholders' Equity, and
                                   Cash Flows
                               for the Years Ended
                                December 31, 2005
                              and December 31, 2004

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit         Description
Number

 3.1(1)        Articles of Incorporation
 3.2(2)        Amendment to Articles of Incorporation
 3.3(2)        Amendment to Articles of Incorporation
 3.4(6)        Certificate of Designation of Rights and  Preferences of Series A
               Preferred Stock
 3.5(1)        Bylaws
10.1(1)        Lease Agreement
10.2(3)        Participation  Agreement  between  Sastaro Limited and Buttes Gas and Oil Co. International Inc.
10.3(3)        Compensation Agreement with Paraskevi Ltd.
10.4(4)        Independent  Contractor  Services Agreement and a Confidentiality
               Agreement,  effective  April 1,  2005,  with  Donald  C.  Cameron
               Consulting Ltd.
10.5(4)        Independent  Contractor  Services Agreement and a Confidentiality
               Agreement,  effective  April 1,  2005,  for the  services  of Mr.
               Screaton  as our Vice  President,  Finance  and  Chief  Financial
               Officer
10.6(5)        Independent  Contractor  Services Agreement and a Confidentiality
               Agreement,  effective  April 1,  2005,  for the  services  of Mr.
               Noonan as our Vice President Corporate
10.7(4)        Stock Option Plan - Canadian residents
10.8(4)        2005 U.S. Stock Incentive Plan - non-Canadian residents
10.9(7)        Form of  Subscription  Agreement used by selling  shareholders in
               July 26, 2005 and August 25, 2005 private placements
10.10(8)       Employment Agreement between the Company and Brent Kinney
10.11(8)       Separation  Agreement  between the Company and Donald C.  Cameron
               Consulting Ltd.
10.12(8)       Form of  Subscription  Agreement used by Selling  Shareholders in
               December 2005 Placement
10.13(9)       Consulting  Agreement  between the  Company  and Energy  Services
               Group Dubai dated April 5, 2005
10.14(9)       Option Agreement between the Company and Ian Baron
23.1(10)       Consent of Energy Services Group Dubai
31.1           Certification of Chief Executive  Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange
               Act of 1934, as amended.
31.2           Certification of Chief Financial  Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange
               Act of 1934, as amended.
32.1           Certification of Chief Executive  Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2           Certification of Chief Financial  Officer pursuant to Section 906 of the Sarbanes-Oxley Act

     (1)  Previously filed with Form SB-2 on September 12, 2002
     (2)  Previously filed with Form 10-KSB on March 31, 2005
     (3)  Previously filed with Form 10-QSB on August 22, 2005
     (4) Previously filed with Form SB-2 (SEC File No. 333-127940) on August 30, 2005
     (5) Previously filed with Form SB-2/A Amendment No. 1 (SEC File No. 333-127940) on September 9, 2005
     (6) Previously filed as exhibit 3.1 to the Form 8-K filed on September 22, 2005
     (7) Previously filed with Form SB-2/A (SEC File No. 333-128285) on October 12, 2005
     (8)  Previously filed with Form 10-QSB on November 15, 2005.
     (9)  Previously filed with Form SB-2 on February 13, 2006.
     (10) Previously filed with Form 10-KSB on March 31, 2006.


Current Reports on Form 8-K


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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Sky Petroleum, Inc.


/s/ Brent D. Kinney        Chief Executive Officer
                                  (Principal Executive Officer)  April 10, 2006

/s/ James R. Screaton      Vice President, Finance and Chief
                           Financial Officer                     April 10, 2006
                                  (Principal Financial and
                           Accounting Officer






In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



/s/ Brent D. Kinney         Director, Chief Executive Officer
                                   (Principal Executive Officer)  April 10, 2006

/s/ James R. Screaton       Vice President, Finance and Chief
                            Financial Officer                     April 10, 2006
                                   (Principal Financial and
                            Accounting Officer

/s/ Daniel F. Meyer         Director                              April 10, 2006

/s/ Michael D. Noonan       Director                              April 10, 2006

/s/ Ian R. Baron            Director                              April 10, 2006

/s/ Peter J. Cockcroft      Director                              April 10, 2006