Form 10QSB
period 2006-03-31
SKY PETROLEUM, INC.
filed 2006-05-15
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:

SKY PETROLEUM, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	32-0027992 (I.R.S. Employer Identification No.)

401 Congress Avenue, Suite 1540 Austin, Texas (Address of principal executive offices)	78701 (zip code)

Issuer’s Telephone Number:   (512) 687-3427

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

Yes        No

As of May 12, 2006 there were 46,571,485 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes        No

SKY PETROLEUM, INC.
March 31, 2006

Sky Petroleum, Inc.
(an Exploration Stage Company)
Consolidated Balance Sheet
(Unaudited)

March 31, 2006

Assets
Current assets:
Cash and cash equivalents	$ 7,544,604
Prepaid expenses	60,667

Total current assets	7,605,271

Other assets:
Deposits	1,825
Advances in oil and gas activities (Note 3)	12,289,999
Oil and gas properties (Note 4)	12,723,351

Total other assets	25,015,175

$ 32,620,446

Liabilities and Stockholders' Equity
Current liabilities
Accrued expenses	$ 72,509
Dividend payable (Note 6)	192,500

Total current liabilities	265,009

Stockholders' Equity:
Series A Preferred stock, $0.001 par value, 10,000,000
shares authorized, 3,055,556 shares issued and
outstanding (Note 6)	3,056
Common stock, $0.001 par value, 150,000,000
shares authorized, 46,571,485 shares issued and
outstanding at March 31, 2006	46,571
Unamortized options issued for services (Note 7)	(6,846,864)
Additional paid-in capital	46,975,881
Foreign currency remeasurement	(1,535)
(Deficit) accumulated during exploration stage	(7,821,672)

32,355,437

$ 32,620,446

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

Sky Petroleum, Inc.
(an Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31,		August 22, 2002 (Inception) to March 31,

	2006	2005	2006

Revenue	$ —	$ —	$ 49
Expenses:
Consulting services (Note 7)	1,168,772	—	2,609,774
Officers’ salaries and wages (Note 7)	243,116	—	367,624
Financing fees	6,000	—	3,528,076
Investor relations expense	89,915	—	530,336
Professional fees	96,069	—	336,077
Director fees	53,400	—	53,400
General and administrative expenses	71,673	67,544	360,300

Total expenses	1,728,945	67,544	7,785,587

Net operating (loss)	(1,728,945)	(67,544)	(7,785,538)

Other income (expense)
Interest income	157,579	—	231,894
Interest (expense)	—	(2,000)	(43,627)
Foreign currency gain (loss)	(3,760)	—	(31,901)

Net (loss)	$(1,575,126)	$ (69,544)	$(7,629,172)

Weighted average number of
common shares outstanding - basic and fully diluted	46,365,685	26,000,000

Net (loss) per share - basic and fully diluted	$ (0.03)	$ (0.00)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

Sky Petroleum, Inc.
(an Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31,		August 22, 2002 (Inception) to March 31,

	2006	2005	2006

Cash flows from operating activities
Net (loss)	$(1,575,126)	$(69,544)	$(7,629,172)
Share-based compensation	1,185,716	—	2,181,731
Share-based interest payments	—	—	28,285
Adjustment to reconcile net (loss) to net cash
used by operating activities
Prepaid expenses	(60,667)	—	(60,667)
Accrued expenses	(84,973)	10,444	77,453
Deposits	(1,825)	—	(1,825)

Net cash (used) by operating activities	(536,875)	(59,100)	(5,404,195)

Cash flows from investing activities
Advances in oil and gas activities	(10,500,000)	—	(25,000,000)
Investment in oil and gas properties	(13,350)	—	(13,350)

Net cash (used) in investing activities	(10,513,350)	—	(25,013,350)

Cash flows from financing activities
Proceeds from notes payable	—	200,000	4,150,000
Payments on notes payable	—	—	(1,200,000)
Issuance of common stock	30,000	—	24,018,629
Issuance of preferred stock	—	—	11,000,000

Net cash provided by financing activities	30,000	200,000	37,968,629

Foreign currency remeasurement	(1,535)	—	(6,480)

Net (decrease) increase in cash	(11,021,760)	140,900	7,544,604
Cash - beginning	18,566,364	6,542	—

Cash - ending	$ 7,544,604	$147,442	$ 7,544,604

Supplemental disclosures:
Interest paid	$ —	$ —	$ 43,627

Income taxes paid	$ —	$ —	$ —

Shares issued for services	$ 520,000	$ —	$ 520,000

Number of shares issued for services	500,000	—	500,000

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements

Sky Petroleum, Inc.
(an Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 1 – Organization

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company’s Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Note 3 – Advances in Oil and Gas Activities

On May 18, 2005, the Company entered into a “Participation Agreement” with Buttes Gas and Oil Co. International, Inc., (“BGOI”) a wholly-owned subsidiary of Crescent Petroleum Company International Limited, whereby the Company provided cash in the amount of $25,000,000, to be used for drilling costs associated with two oil wells located in the Arabian Gulf in exchange for a variable percentage of future production revenue. Pursuant to the Agreement, the Company provided capital to BGOI in developmental increments. Upon commencement of production, the company will receive a preferred 75% of combined production revenue until such time as the Company has recouped its initial investment and thereafter an incremental decrease of production revenue to 40% until the Company has recouped two times its initial investment and thereafter at 9.2%.

The Company advanced $14,500,000 prior to December 31, 2005 and advanced an additional $10,500,000 in the first quarter. During the three months ended March 31, 2006, drilling commenced and therefore $12,710,001 of the advance was transferred to capitalized oil and gas properties in accordance with the Company’s policy of following full cost accounting for its oil and gas activities (Note 4).

Note 4 – Oil and Gas Properties

On January 31, 2006, drilling operations commenced at the Mubarek H-2 well, the first of Sky Petroleum’s two infill wells in the Mubarek Field. The Company follows the full cost method of accounting for its oil and gas operations whereby exploration and development expenditures are capitalized. Such costs may include geological and geophysical, drilling, equipment and technical consulting directly related to exploration and development activities. Costs related to unproved properties and major development projects may be excluded from costs subject to depletion until proved reserves have been determined or their value is impaired. At March 31, 2006, $12,710,001 of costs related to drilling and $13,350 in consulting costs were capitalized to oil and as properties. These costs relate to the Mubarek Field project and are classified as unproved and will not yet be subject to depletion.

Note 5 – Commitments

As discussed in Note 3, the Company has provided BGOI cash in the amount of $25,000,000, its total commitment as of March 31, 2006, including $10,500,000 in the first quarter of 2006 for the drilling costs associated with its two oil wells located in the Arabian Gulf. The Company has fulfilled its commitment under the Participation Agreement.

On May 18, 2005, the Company entered into a “Consulting Agreement” with Paraskevi Investment Company S.A. (“PARA”) whereby the Company has agreed to issue PARA 1,000,000 shares of its common stock for services rendered in connection with the “Participation Agreement.” Pursuant to the Agreement, stock will be issued in 500,000 increments based on two milestones. The first issuance occurred upon signing of the aforementioned “Participation Agreement”. On February 7, 2006 the Company issued 500,000 shares valued at $520,000 to PARA pursuant to the Agreement as compensation for PARA’s performance obligation.

Note 6 — Stockholders’ Equity

On February 7, 2006, the Company issued 500,000 shares to pursuant to the Participation Agreement as compensation for PARA’s performance obligation. The Company has recorded an expense in the amount of $520,000, the fair value of the underlying shares.

Each share of Series “A” Preferred Stock is entitled to receive a dividend of 7% per annum prior and in preference to the Common Stock of the Company. The dividend begins to accrue on December 30, 2005, and will be payable quarterly thereafter. The dividend is cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series “A” Preferred Stock will be entitled to receive an amount equal to any accrued and unpaid dividend prior and in preference to any distributions to the holders of the Common Stock. Thereafter, the holders of the Series “A” Preferred Stock will be entitled to participate in distributions on an as converted to Common Stock basis. The Company paid a dividend of $192,500 on April 3, 2006 to the holders of the Series “A” Preferred Stock related to the first quarter of 2006.

Note 7 — Stock Options

During the year ended December 31, 2005, the Company granted options to purchase 4,250,000 shares of its $.001 par value common stock with a 3- year vesting period and recorded unamortized options in the amount of $7,512,580. The Company amortized $475,100 and $190,616 for consulting services and officers’ salaries and wages expense, respectively, during the three months ended March 31, 2006.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable

Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.50 - 1.88	4,250,000	5.75	$1.03	—	—

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2006	2005

Average risk-free interest rates	5.25%	5.25%
Average expected life (in years)	6	6
Volatility	118%	118%

The following is a summary of activity of outstanding stock options under the 2005 Stock Option Plan:

	Number Of Shares	Weighted Average Exercise Price

Balance, December 31, 2005	4,250,000	$ 1.03
Options cancelled	—
Options granted	—	—
Options exercised	—	—

Balance, March 31, 2006	4,250,000	1.03

Exercisable, March 31, 2006	—	$ —

Item 2.    Plan of Operation.

DESCRIPTION OF PROPERTY

        Our principal corporate and executive offices are located at 401 Congress Avenue, Suite 1540, Austin, Texas 78701. Our telephone number is (512) 687-3427. We rent our office space. We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

MANAGEMENT’S DISCUSSION AND ANALYSIS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report.

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

        In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, the success of the proposed infill drilling programs, Sky Petroleum’s ability to access opportunities, the contemplated continued production at the Mubarek field, our expectations related to the Sir Abu Nu’Ayr Island Project, the competitive environment within the oil and gas industry, the extent and cost effectiveness with which Sky Petroleum is able to implement exploration and development programs in the oil and gas industry, obtaining drilling equipment on a timely fashion, commodity price risk, and the market acceptance and successful technical and economic implementation of Sky Petroleum’s intended plan. Forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although Sky Petroleum believes that the expectations reflected-in the forward-looking statements are reasonable, the company cannot guarantee future results, levels of activity, performance or achievements.

OVERVIEW

        We are an oil and gas exploration company, with the primary focus of seeking opportunities where discoveries can be appraised rapidly and advanced either by using existing infrastructure or by entering into arrangements with joint-venture partners.

        We were incorporated on August 22, 2002, pursuant to the laws of the State of Nevada under the name of The Flower Valet. In 2004, we began to reassess our business plan and to seek business opportunities in other industries, including the oil and gas industry. On December 20, 2004, at our annual shareholder’s meeting, our shareholders voted to change the management and approve the change of our name to Seaside Exploration, Inc. Subsequently, on March 28, 2005, we changed our name to Sky Petroleum, Inc.

        Since our incorporation on August 22, 2002 through December 31, 2004, we were primarily engaged in the business of marketing, selling and distributing floral products, gifts and gourmet foods through its website. We only generated $49 in revenues during this period. As a result of determining the potential lack of viability of its previous business model, and the lack of capital to pursue the previous business model, the company changed its business strategy and decided to pursue other business opportunities in the oil and gas industry. Since our inception through March 31, 2006 we had a net cumulative loss of $7,629,172.

        As part of our business strategy, we, through our wholly-owned subsidiary, Sastaro, entered into a Participation Agreement for the financing of a drilling program in the Mubarek field, an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf, with Buttes Gas and Oil Co. International Inc., (“BGOI”) a wholly-owned subsidiary of Crescent Petroleum Company International Limited. Under the terms of the Participation Agreement, Sastaro has the right to participate in a share of the future production revenue by contributing $25 million in drilling costs related to two wells in an off-shore oil and gas project in the United Arab Emirates. The Participation Agreement does not grant Sastaro any interest in the concession area other than the right to receive a share of future production revenue, if any.

        In the first quarter of 2006, the Company fulfilled its commitment under the Participation Agreement by paying the remaining $10,500,000 of the required contribution under the agreement. In addition, the operator of the drilling program, BGOI secured a drilling rig, and drilling on the first well commenced on January 31, 2006. This well is currently being completed and will then be evaluated to determine if there are economic quantities of reserves to commence production.

        Phase I:   We performed an independent review of existing data on the Ilam/Mishrif reservoir of the Mubarek Field area near Abu Musa Island in the Arabian Gulf. The review included geological, geophysical and reservoir engineering re-interpretation and analysis. Drilling of the first obligation well began on January 31, 2006 and is expected to be completed by May 31, 2006. Production from this well is expected for the second quarter of 2006.

        Phase II:   It is anticipated the second obligation well will spud in the third quarter of 2006 and be completed within 90 days.

        On completion of the two obligation wells, a further well development program will be evaluated. We believe that there is potential for four additional wells to be drilled and anticipate production from these wells to commence in late 2007, subject to a positive evaluation and rig availability.

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

        As the Company has sufficient working capital, our goal during the next nine months ending December 31, 2006 is to participate in the drilling of the two commitment wells in our first project in the Mubarek Field under the Participation Agreement with BGOI, and to assess and obtain additional joint venture opportunities in new regions.

        The strategic overview of Sky Petroleum is as follows:

•	To identify opportunities to participate in oil and gas projects in the Middle East and North Africa through strategic participation agreements, farm-ins or joint ventures.

•	To focus initially on lower risk development or exploitation projects in areas with known oil or natural gas reserves / production and infrastructure.

•	To participate as a non-operator on projects with operators with experience in a specific region.

•	To raise sufficient capital to fund our operations and to establish ongoing production revenue.

        Our plan of operation includes the following goals during the next nine months:

•	Complete both infill wells in the Mubarek Field and bring them into production.

•	Evaluate new farm-in / joint venture opportunities in the Middle East or North Africa.

•	Evaluate additional infill drilling locations in the Mubarek Field.

•	Negotiate an agreement with BGOI on the Sir Abu Nu’Ayr project and fund a technical study work program.

        There can be no assurance that we will successfully implement our business strategy or meet our goals during the next nine months, if ever.

OVERALL PERFORMANCE

Comparability to prior periods

        As discussed in the overview, the Company revised its business plan in late 2004 to seek business opportunities in other industries, including the oil and gas industry. In early 2005, the Company moved ahead with this strategy and commenced to add staff and raise capital. This plan took several months and in the second quarter of 2005, Sky had added consultants familiar with the oil and gas business, signed a Participation Agreement to drill wells in the United Arab Emirates and commenced raising capital. In the first quarter of 2005, the operations of Sky reflect minimal general and administrative costs as the Company was in the early stages of its new business plan, compared to the first quarter of 2006 when the Company had substantial activity.

        The variances in comparable financial and operating results for the three months ended March 31, 2006 versus 2005 may appear disproportionate as a result of the Company being relatively inactive in 2005.

Operations

        During the three months ended March 31, 2006, we had a loss of $1,575,126 as compared to a loss of $69,544 during the three months ended March 31, 2005. During the first quarter of 2006, there was no revenue and expenses from operations were $1,728,945. This included consulting expense of $1,168,772, officers’ salaries and wages of $243,116, investor relations expense of $89,915, professional fees of $96,069, directors fees of $53,400 and general and administrative expenses of $71,673. This compares to only general and administrative expense of $67,544 in 2005. Consulting fees relate to five consultants and a former consultant and also includes $995,100 of stock-based compensation. Officers’ salaries and wages includes $190,616 of stock-based compensation expense. Therefore, total expenses includes $1,185,716 of stock based compensation, which is a non-cash item. Of this amount $665,716 relates to stock based compensation to employees and consultants, which is the amount amortized in this period. There is an additional $520,000 related to shares issued to Paraskevi Investment Company S.A., for services rendered in connection with the Participation Agreement as described in note 5 to the financial statements.

        We also had other income of $153,819 which is primarily interest income arising from short term investments in United States Treasury Bills of the Company’s excess cash during the period. There was an interest expense of $2,000 in the three months ended March 31, 2005 due on short term promissory notes required as bridge financing to meet working capital requirements.

        Cash flows from operating activities were a negative $536,875 during the three months ended March 31, 2006 as compared to a negative cash flow of $59,100 for the comparable period in 2005. The current negative cash flow arises from cash expenses of $543,199, primarily salaries and consulting fees. This was offset by interest income of $157,579, but was affected by prepaid expenses of $60,667 and a reduction in accounts payable of $84,973 in the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

        A component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing to fund future additional prospects. Our only source of internal operating cash flow, if any, will be derived from our participation interest in the Mubarek Field, if the project is successful.

        Since inception, we have financed our cash flow requirements through the issuance of common stock and preferred stock. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock or preferred stock offerings, debt financings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment working capital.

        As of March 31, 2006 we have raised approximately $38.0 million through private placements of shares of common stock and shares of convertible preferred stock.

        As of December 31, 2005, we had current assets of $18,566,364 including cash and cash equivalents and working capital of $18,403,940. As of December 31, 2005, we had no outstanding loans and current liabilities of $161,424.

        As of March 31, 2006, we had current assets of $7,605,271 including cash and cash equivalents of $7,544,604. We had current liabilities of $265,009 which included $192,500 related to the dividend payable to the holders of the Series A Preferred Stock. This amount was paid on April 3, 2006.

        During the three months ended March 31, 2006, we had the following material transactions affecting our liquidity and capital resources:

        On February 6, 2006, we issued 500,000 shares as compensation under the terms of a Compensation Agreement dated May 18, 2005 with Paraskevi Investment Company S.A.

        On February 7, 2006, we, through our subsidiary, Sastaro, paid $3.5 million to Buttes Gas and Oil in accordance with the terms of the Participation Agreement, which required payment on the spudding of the first well. Buttes Gas and Oil spudded the first well on January 31, 2006. An additional $3.5 million was paid on February 28, 2006 and another $3.5 million was paid on March 24, 2006.

        As mentioned above, we have paid the $25 million commitment regarding the two well program. This is initially recorded as “Advances on the oil and gas activities” in the Companies financial statements. On January 31, 2006 Buttes Gas and Oil Co commenced drilling operations at the Mubarek H-2 well, the first of Sky Petroleum’s two infill wells in the Mubarek Field. The Company follows the full cost method of accounting for its oil and gas operations whereby exploration and development expenditures are capitalized. Such costs may include geological and geophysical, drilling, equipment and technical consulting directly related to exploration and development activities. Costs related to unproved properties and major development projects may be excluded from costs subject to depletion until proved reserves have been determined or their value is impaired. As of March 31, 2006, the Company has estimated the drilling costs incurred to be $12,710,001, based on information received from the operator. In addition, technical consulting fees of $13,350 related to the oil and gas properties were capitalized. At March 31, 2006, a total of $12,723,351 of costs related to drilling and consulting costs were capitalized to oil and gas properties. These costs relate to the Mubarek Field project and are classified as unproved and will not yet be subject to depletion. The advances on oil and gas activities of $25,000,000 was then reduced by the actual drilling costs of $12,710,001, thereby leaving a balance in the drilling advance account of $12,289,999 at March 31, 2006.

        The Company has an obligation to pay dividends to the holders of the Series A Preferred Stock for the period from December 30, 2005 to March 30, 2006. The dividend is 7% per annum on the balance of $11,000,000 shares outstanding. On April 3, 2006, we paid this dividend of $192,500.

        Over the next twelve months, we believe that existing capital and anticipated funds from operations, if any, will be sufficient to sustain operations.

        Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies searching for opportunities in the oil and gas industry. Such risks include, but are not limited to, our ability to secure a drilling rig, our ability to successfully drill for hydrocarbons, commodity price fluctuations, delays in drilling or bringing production, if any, on line, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and development plan, successfully identify future drilling locations, continue to rely on Buttes Gas and Oil’s efforts, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Fair value of financial instruments

        Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2006. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable and dividends payable. Fair values were assumed to approximate carrying values for cash, prepaid expenses and payables because they are short term in nature and their carrying amounts approximate fair values as they are payable on demand.

Oil and Gas Properties

        The Company follows the full cost method of accounting for its oil and gas operations whereby exploration and development expenditures are capitalized. Such costs may include geological and geophysical, drilling, equipment and technical consulting directly related to exploration and development activities. The aggregate of net capitalized costs and estimated future development costs is amortized using the unit of production method based on estimated proved oil and gas reserves.

        Costs related to unproved properties and major development projects may be excluded from costs subject to depletion until proved reserves have been determined or their value is impaired. These properties are assessed periodically and any impairment is transferred to costs subject to depletion. No such impairments have been identified by management at March 31, 2006

        Accumulated oil and gas costs on proved properties will be depleted using the unit of production method based upon estimated proved reserves.

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

STOCK-BASED COMPENSATION

        In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, and Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123 (R) in 2005. Share-based compensation totaled $1,185,716 and $0 for the three months ended March 31, 2006 and 2005, respectively.

CONTRACTUAL OBLIGATIONS

        As of March 31, 2006 we had the following contractual obligations:

	Payments Due by Period

	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years

	(unaudited)
Long-term Debt	$ Nil	$ Nil	$ Nil	$ Nil	$ Nil
Contractual Obligations(1)	542,500	210,000	332,500	--	--
Contractual Obligations(2)	44,000	44,000	--	--	--

Total	586,500	254,000	332,500	--	--

(1)	On November 1, 2005, the Company entered into an employment agreement with Brent D. Kinney, under which Mr. Kinney was appointed as the chief executive officer of the Company (“CEO”) for a period of three years. In connection with Mr. Kinney’s appointment, the Company agreed to pay Mr. Kinney $17,500 per month. The annual commitment for future compensation is $210,000 per year.

(2)	In connection with the appointment of Mr. Kinney, the Company accepted the resignation of Mr. Cameron as the Company’s chief executive officer and entered into a separation agreement with Donald C. Cameron and Donald C. Cameron Consulting Ltd. (the “Separation Agreement”). Under the terms of the Separation Agreement, the Company agreed to pay Mr. Cameron a monthly severance payment of $11,000 per month through July 31, 2006.

        We believe that we have sufficient working capital to meet our currently anticipated expenditure levels for the next 12 months. Working capital was $18.4 million at December 31, 2005 and is $7.3 million at March 31, 2006.

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

Item 3.    Controls and Procedures

        The company maintains disclosure controls and procedures adequately designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. As of the end of the period covered by this report, the company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no changes in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Items 1 through 4 of Part II are not applicable

Item 1A.    Risk Factors

        As of May 15, 2006, there have been no material changes from risk factors as previously disclosed in the Company’s Form 10-KSB/A, filed April 10, 2006.

Item 5.    Other Information

None.

Item 6.    Exhibits

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY PETROLEUM, INC.

By:  /s/ Brent Kinney
      __________________________________________
       Brent Kinney
        Chief Executive Officer
       (On behalf of the registrant and as Principal Executive Officer)

Date:   May 15, 2006

By:  /s/ James Screaton
      __________________________________________
       James Screaton
        Chief Financial Officer
       (Principal Financial and Accounting Officer)

Date:   May 15, 2006