Form 10KSB/A
period 2005-12-31
SKY PETROLEUM, INC.
filed 2006-05-24
CIK 1183276

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                AMENDMENT NO. 2

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................62

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................63

SIGNATURES....................................................................65



                                       i
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

Sky Petroleum Inc. is filing this Amendment No. 2 to its annual report on Form 10-KSB for the year ended December 31, 2005 filed on March 31, 2006, to revise its financial statements for clearer disclosure of the Company's financial position.


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

     In January 2006, we announced that Buttes Gas and Oil, the operator of the Mubarek Field, signed a contract with P.T. Apexindo Pratama Duta Tbk (JSX:
APEX), an Indonesian oil and gas drilling company, to drill the first of two obligation wells using the Rani Woro jackup rig. The Rani Woro can operate to a water depth of 350 feet and has a 25,000 foot drilling capacity. Buttes Gas and Oil spudded the first well on January 31, 2006. Our plan of operation for 2006 is to fund Sastaro's obligations under the Participation Agreement and to identify and participate in other oil and gas exploration and development projects.

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

     Buttes Gas and Oil estimated that the first well, Mubarek H-2, will take approximately 75 to 90 days to complete and results are anticipated prior to the end of the second fiscal quarter of 2006. The rig will then be moved off location to another operator for one well and subject to the terms of the Agreement, will return to the Mubarek Field in approximately six months to drill and complete the Mubarek J- 3 well. We expect the second obligation well will be completed prior to the end of 2006.

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

     During the year ended December 31, 2005, we incurred net operating losses of $6,026,132. We had no revenue from operations and our operating expenses totaled $6,026,132. Expenses included significant costs of $3,522,076 incurred in financing fees resulting from costs related to raising approximately $38 million during 2005. Other significant expenses included $1,385,930 in expenses related to consulting services for consulting services and $179,578 in officers' salaries and wages, respectively, for services by consultants provided in connection with our evaluation of the Mubarek Field and by certain of our executive officers through consulting companies. We also incurred investor relations expenses of $440,421 in connection with European and North American investor relations and shareholder communications. Professional fees included fees for legal, accounting and auditor services incurred in connection with our capital raising activities and general public company reporting obligations. We incurred general and administrative expenses of $258,119, which included expenses related to maintaining offices in Austin and Calgary and our presence in Dubai near the Mubarek Field. We incurred expenses of $996,015 in connection with stock-based compensation resulting from stock option grants to our officers and directors that is included in consulting fees and officers' wages and salaries.

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

Advances in oil and gas activities/oil and gas properties

     The Company follows the full cost method of accounting for oil and gas operations whereby exploration and development expenditures are capitalized. Such costs may includes geological and geophysical, drilling, equipment and technical consulting directly related to exploration and development activities. The aggregate of net capitalized costs and estimated future development costs is amortized using the unit of production method based on estimated proved oil and gas reserves.

     "Advances in oil and gas interests" will be transferred to oil and gas properties as actual exploration and development expenditures are incurred. This commenced in January 2006.

     Costs related to unproved properties and major development projects may be excluded from costs subject to depletion until proved reserves have been determined or their value is impaired. These properties are assessed periodically and any impairment is transferred to costs subject to depletion. No such impairments have been identified by management.

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying balance sheet of Sky Petroleum, Inc. (the "Company") (An Exploration Stage Company), as of December 31, 2005, and the related statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2005 and December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sky Petroleum, Inc. (An Exploration Stage Company) as of December 31, 2005, and the results of its operations and cash flows years ended December 31, 2005 and December 31, 2004, in conformity with U.S. generally accepted accounting principles.


/s/ Beckstead and Watts, LLP
March 20, 2005

                               Sky Petroleum, Inc.
                         (an Exploration Stage Company)

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

                            Statements of Operations,
                            Stockholders' Equity, and
                                   Cash Flows
                               for the Years Ended
                                December 31, 2005
                              and December 31, 2004

                              Sky Petroleum, Inc.
                         (an Exploration Stage Company)
                           Consolidated Balance Sheet

                                                                    December 31,
                                                                       2005
                                                                 ---------------
Assets

Current assets:
    Cash and cash equivalents (Note 1)                           $   18,566,364
                                                                 ---------------
         Total current assets                                        18,566,364
                                                                 ---------------
Other assets:
    Advances in oil & gas activities (Note 3)                        14,500,000
                                                                 ---------------
         Total other assets                                          14,500,000
                                                                 ---------------

                                                                 $   33,066,364
                                                                 ===============

Liabilities and Stockholders' Equity

Current liabilities
    Accrued expenses                                             $      162,424
                                                                 ---------------
         Total current liabilities                                      162,424
                                                                 ---------------

Stockholders' Equity:
    Series A Preferred stock, $0.001 par value, 10,000,000
         shares authorized, 3,055,556 shares issued and
         outstanding  (Note 6)                                            3,056
    Common stock, $0.001 par value, 150,000,000
         shares authorized, 46,071,485  shares issued and
         outstanding at December 31, 2005  (Note 6)                      46,071
    Stock subscriptions receivable                                      (30,000)
    Unamortized options issued for services                          (7,512,580)
    Additional paid-in capital                                       46,456,381
    Foreign currency remeasurement                                       (4,944)
    (Deficit) accumulated during exploration stage                   (6,054,044)
                                                                 ---------------
                                                                     32,903,940
                                                                 ---------------
                                                                 $   33,066,364
                                                                 ===============



       The Accompanying Notes are an Integral Part of These Consolidated
                              Financial Statements

                              Sky Petroleum, Inc.
                         (An Exploration Stage Company)
                      Consolidated Statements of Operations

                                                                       For the years ended                      August 22, 2002
                                                                           December, 31                         (Inception) to
                                                         -------------------------------------------------       December 31,
                                                                2005                   2004                      2005
                                                         --------------------    ---------------------   ---------------------

Revenue                                                  $                -      $                 49    $                  49
                                                         --------------------    ---------------------   ---------------------
Expenses:
  Consulting services (Note 7)                                    1,385,930                                          1,385,930
  Officers' salaries and wages (Note 7)                             179,578                         -                  179,578
  Financing fees (Note 6)                                         3,522,076                         -                3,522,076
  Investor relations expense                                        440,421                         -                  440,421
  Professional fees                                                 240,008                         -                  240,008
  General and administrative expenses                               258,119                    20,531                  288,628
                                                         --------------------    ---------------------   ---------------------
           Total expenses                                         6,026,132                    20,531                6,056,641
                                                         --------------------    ---------------------   ---------------------

Net operating (loss)                                             (6,026,132)                  (20,482)              (6,056,592)

Other income (expense)
  Interest income                                                    74,315                         -                   74,315
  Interest (expense)                                                (43,627)                        -                  (43,627)
  Foreign currency gain (loss)                                      (28,140)                        -                  (28,140)
                                                         --------------------    ---------------------   ---------------------

Net (loss)                                               $       (6,023,584)     $            (20,482)   $          (6,054,044)
                                                         ====================    =====================   =====================

Weighted average number of
  common shares outstanding - basic and fully diluted            29,568,760                26,000,000
                                                         ====================    =====================

Net (loss) per share - basic and fully diluted           $            (0.20)     $              (0.00)
                                                         ====================    =====================



       The Accompanying Notes are an Integral Part of These Consolidated
                              Financial Statements

                              Sky Petroleum, Inc.
                         (an Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity


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
                                        ============    ============  ==============  ==================   ===============


       The Accompanying Notes are an Integral Part of These Consolidated
                              Financial Statements

                               Sky Petroleum, Inc.
                         (an Exploration Stage Company)
                      Consolidated Statements of Cash Flows



                                                                       For the years ended                   August 22, 2002
                                                                           December 31                       (Inception) to
                                                        -------------------------------------------            December 31,
                                                                2005                2004                           2005
                                                        ------------------   -------------------           ---------------------
Cash flows from operating activities
Net (loss)                                              $      (6,023,584)     $      (20,482)              $       (6,054,044)
Share-based compensation                                          996,015                   -                          996,015
Share-based interest payments                                      28,284                   -                           28,284
Adjustment to reconcile net (loss) to net cash
     used by operating activities
     Accrued expenses                                             162,424                   -                          162,424
                                                        ------------------   -------------------           ---------------------
Net cash (used) by operating activities                        (4,836,861)            (20,482)                      (4,867,321)
                                                        ------------------   -------------------           ---------------------

Cash flows from investing activities
     Advances in oil and gas activities                       (14,500,000)                  -                      (14,500,000)
                                                        ------------------   -------------------           ---------------------
Net cash (used) in investing activities                       (14,500,000)                  -                      (14,500,000)
                                                        ------------------   -------------------           ---------------------

Cash flows from financing activities
     Proceeds from notes payable                                4,150,000                   -                       4,150,000
     Payments on notes payables                                (1,200,000)                  -                      (1,200,000)
     Issuance of common stock                                  23,951,627                   -                      23,988,629
     Issuance of preferred stock                               11,000,000                   -                      11,000,000
                                                        ------------------   -------------------           ---------------------
Net cash provided by financing activities                      37,901,627                   -                      37,938,629
                                                        ------------------   -------------------           ---------------------

Foreign currency remeasurement                                     (4,944)                  -                          (4,944)
                                                        ------------------   -------------------           ---------------------
Net (decrease) increase in cash                                18,559,822             (20,482)                     18,566,364
Cash - beginning                                                    6,542              27,024                               -
                                                        ------------------   -------------------           ---------------------
Cash - ending                                           $      18,566,364      $        6,542                $     18,566,364
                                                        ==================   ===================           =====================

Supplemental disclosures:
     Interest paid                                      $          43,627      $            -                $         43,627
                                                        ==================   ===================           =====================
     Income taxes paid                                  $               -      $            -                $              -
                                                        ==================   ===================           =====================

     Shares issued for services                         $         520,000      $            -                $        520,000
                                                        ==================   ===================           =====================
     Number of shares issued for services                         500,000                   -                         500,000
                                                        ==================   ===================           =====================
     Shares issued for debt                             $       2,950,000      $            -                $      2,950,000
                                                        ==================   ===================           =====================
     Number of shares issued for debt                           3,694,571                   -                       3,694,571
                                                        ==================   ===================           =====================
     Value of options granted                           $         476,015      $            -                $        476,015
                                                        ==================   ===================           =====================
     Shares issued in lieu of interest                  $          28,284      $            -                $         28,284
                                                        ==================   ===================           =====================
     Number of shares issued in lieu of interest                   35,356                   -                          35,356
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

Advances in oil and gas interests/oil and gas properties
--------------------------------------------------------

The Company follows the full cost method of accounting for oil and gas operations whereby exploration and development expenditures are capitalized. Such costs may includes geological and geophysical, drilling, equipment and technical consulting directly related to exploration and development activities. The aggregate of net capitalized costs and estimated future development costs is amortized using the unit of production method based on estimated proved oil and gas reserves.

"Advances in oil and gas interests" will be transferred to oil and gas properties as actual exploration and development expenditures are incurred. This commenced in January 2006.

Costs related to unproved properties and major development projects may be excluded from costs subject to depletion until proved reserves have been determined or their value is impaired. These properties are assessed periodically and any impairment is transferred to costs subject to depletion. No such impairments have been identified by management.

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

The components of the Company's deferred tax asset are as follows:

                                                       December 31,
                                           ------------------------------------
                                                 2005                  2004
                                           ----------------       -------------
Deferred tax assets:
  Net operating loss carryforwards          $    2,058,375        $      10,355
                                           ----------------       -------------
    Total deferred tax assets                    2,058,375               10,355

Net deferred tax assets before valuation         2,058,375               10,355
allowance
  Less: Valuation allowance                     (2,058,375)             (10,355)
                                           ----------------       -------------
    Net deferred tax assets                 $          -0-        $         -0-
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
                                                    ==============    ==========

Note 3 - Advances in Oil and Gas Activities/Oil and Gas Properties

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

The Company advanced $14,500,000 prior to December 31, 2005 and advanced an additional $10,500,000 in the first quarter of 2006. During the three months ended March 31, 2006, drilling commenced and therefore actual costs incurred on drilling will be transferred to capitalized oil and gas properties in accordance with the Company's policy of following full cost accounting for its oil and gas activities.

On January 31, 2006, drilling operations commenced at the Mubarek H-2 well, the first of Sky Petroleum's two infill wells in the Mubarek Field. The Company follows the full cost method of accounting for its oil and gas operations whereby exploration and development expenditures will be capitalized in the first quarter of 2006. Such costs may include geological and geophysical, drilling, equipment and technical consulting directly related to exploration and development activities. Costs related to unproved properties and major development projects may be excluded from costs subject to depletion until proved reserves have been determined or their value is impaired. These costs relate to the Mubarek Field project and are classified as unproved and will not yet be subject to depletion until reserves are evaluated later in 2006.

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

On July 26, 2005, in connection with the appointment of Donald C. Cameron as the Company's Chief Executive Officer, the Company granted Mr. Cameron options to purchase 1,500,000 shares of common stock of which 500,000 are exercisable at $0.50 and vest on April 30, 2006, 500,000 are exercisable at $0.80 per share and vest on April 30, 2007 and 500,000 are exercisable at $1.00 per share and vest on April 30, 2008, with a seven-year life. These options were cancelled upon the resignation of Mr. Cameron; pursuant to the separation agreement Mr. Cameron was issued options to purchase 200,000 shares of common stock exercisable at $1.00 of which 100,000 vest on April 30, 2006 and 100,000 vest on April 30, 2007 with a two-year life. Mr. Cameron has agreed to provide consulting services to the Company for a period of time that will extend beyond two years if required and therefore the Company has agreed to allow the options to vest over two years. Mr. Cameron's services will include meetings with potential investors in Canada and the U.S. and reviewing potential additional acquisitions or joint venture opportunities for the Company.

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
                                    ===================   =====================

As of December 31, 2005, there are 4,250,000 options outstanding, of which none has vested. The Company amortized $868,937 and $127,078 for consulting services and officers' salaries and wages expense, respectively, during the year ended December 31, 2005.

Note 8 - Related Party Transaction

On November 16, 2005 the Company granted each of its directors options to purchase 200,000 shares of the Company's par value common stock at an exercise price of $1.00 per share (see note 7).


Note 9 - Subsequent Events

In January 2006 the operator of the Mubarek Field signed a contract, to drill the first of the two obligation wells. The well was spud on January 31, 2006, and in accordance with the Participation Agreement, the company paid $10,500,000 to the operator in the first quarter of 2006.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were adequately designed and are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

In addition, our Chief Executive Officer and Chief Financial Officer have determined that the disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Name of Shareholder                Address                            Amount and Nature of      Percent of Class(1)
                                                                      Beneficial Ownership

Directors and Named Executive Officers

Daniel Meyer(2)                    Suite 200 - 625 4th Ave. SW             2,000,000(2)                  4.29%(2)
President, Secretary,              Calgary, Alberta, Canada
Treasurer and Director             T2P OK2
------------------------------------------------------------------------------------------------------------------------

Brent Kinney(3)                    P.O. Box 211247                                --                        --
Chief Executive Officer            Dubai
                                   United Arab Emirates
------------------------------------------------------------------------------------------------------------------------

James R. Screaton(4)               Suite 200 - 625 4th Ave. SW                    --                        --
Vice President, Finance and        Calgary, Alberta
Chief Financial Officer            Canada T2P OK2
------------------------------------------------------------------------------------------------------------------------

Michael Noonan(5)                  401 Congress Avenue                       210,000(5)                   .005%(5)
Vice President, Corporate          Suite 1540
                                   Austin, Texas USA 78701
------------------------------------------------------------------------------------------------------------------------

Karim Jobanputra(7)                P.O. Box 82                                    --                        --
Director                           Doha
                                   State of Qatar
------------------------------------------------------------------------------------------------------------------------

Ian R. Baron(8)                    P.O. Box 72794                                 --                        --
Director                           Dubai
                                   United Arab Emirates
------------------------------------------------------------------------------------------------------------------------

Peter Cockcroft(9)                 350 Orchard Road                               --                        --
Director                           #21-01 Shaw House
                                   Singapore  238868

All Officers & Directors as a                                              2,210,000(10)                 4.30%(10)
Group

5% Shareholders
Sheikh Hamad Bin Jassen Bin        PO Box 4044                            15,296,424(11)                24.93%(11)
Jaber Al Thani(11)                 Alwajbam Palace
                                   Doha, Qatar

Name of Shareholder                Address                            Amount and Nature of      Percent of Class(1)
                                                                      Beneficial Ownership

Metage Capital Limited             8 Pollen Street                         4,000,000(12)                 8.59%
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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Sky Petroleum, Inc.


/s/ Brent D. Kinney        Chief Executive Officer
                                  (Principal Executive Officer)    May 24, 2006

/s/ James R. Screaton      Vice President, Finance and Chief
                           Financial Officer                       May 24, 2006
                                  (Principal Financial and
                           Accounting Officer






In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



/s/ Brent D. Kinney         Director, Chief Executive Officer
                                   (Principal Executive Officer)    May 24, 2006

/s/ James R. Screaton       Vice President, Finance and Chief
                            Financial Officer                       May 24, 2006
                                   (Principal Financial and
                            Accounting Officer

/s/ Daniel F. Meyer         Director                                May 24, 2006

/s/ Michael D. Noonan       Director                                May 24, 2006

/s/ Ian R. Baron            Director                                May 24, 2006

/s/ Peter J. Cockcroft      Director                                May 24, 2006