Form 10QSB
period 2006-06-30
SKY PETROLEUM, INC.
filed 2006-08-15
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2006

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

Yes          No

As of July 31, 2006 there were 46,571,485 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes          No

PART I — FINANCIAL INFORMATION

SKY PETROLEUM, INC.
JUNE 30, 2006

INDEX

PART I - FINANCIAL INFORMATION	Page No.(s)

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheet as of June 30, 2006	1

Consolidated Statement of Operations for the three and six months ended June 30, 2006 and 2005	2

Consolidated Statement of Cash Flows for the six months ended June 30, 2006 and 2005	3

Notes to Unaudited Financial Statements	4

Item 2.	Plan of Operation	7

Item 3.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	14

Item 3.	Defaults Upon Senior Securities.	14

Item 4.	Submission of Matters to Vote of Security Holders.	14

Item 5.	Other Information	14

Item 6.	Exhibits	15

SIGNATURES	16

Sky Petroleum, Inc.
(an Exploration Stage Company)
Consolidated Balance Sheet
(Unaudited)

June 30, 2006
Assets
Current assets:
Cash and equivalents	$ 6,465,844
Prepaid expenses	41,242

Total current assets	6,507,086

Fixed assets, net	5,500

Other assets:
Deposits	1,825
Oil and gas properties	25,046,008

Total other assets	25,047,833

$ 31,560,419

Liabilities and Stockholders' Equity
Current liabilities:
Accrued liabilities	$ 27,681

Stockholders' Equity:
Series A Preferred stock, $0.001 par value, 10,000,000
shares authorized, 3,055,556 shares issued and
outstanding at June 30, 2006 (Note 6)	3,056
Common stock, $0.001 par value, 150,000,000
shares authorized, 46,571,485 shares issued and
outstanding at June 30, 2006	46,571

Unamortized options issued for services (Note 7)	(6,511,712)
Additional paid-in capital	47,336,497
Foreign currency remeasurement	(1,983)
(Deficit) accumulated during development stage	(9,339,691)

31,532,738

$ 31,560,419

The Accompanying Notes are an Integral Part of These Financial Statements.

Sky Petroleum, Inc.
(an Exploration Stage Company)
Consolidated Statement of Operations
(Unaudited)

	Three Months Ending June 30,		Six Months Ending June 30,		August 22, 2002 (Inception) to
					June 30,
	2006	2005	2006	2005	2006

Revenue	$ —	$ —	$ —	$ —	$ 49

Expenses:
Consulting services	936,323	648,830	2,105,095	661,680	3,546,097
Compensation - related party	52,500	22,500	295,616	30,500	420,124
Depreciation	213	—	213	—	213
Financing fees	—	—	6,000	—	3,528,076
Investor relations	100,067	—	189,982	—	630,403
Professional fees	95,954	19,750	192,023	27,750	432,031
Director fees	57,180	—	110,580	—	110,580
General and administrative expenses	165,554	68,847	237,227	107,541	525,854

Total expenses	1,407,791	759,927	3,136,736	827,471	(9,193,378)

Net operating (loss)	(1,407,791)	(759,927)	(3,136,736)	(827,471)	(9,193,329)

Other income (expense)
Interest (expense)	—	(2,000)	—	(4,000)	(43,627)
Interest income	81,377	—	238,956	—	313,271
Foreign currency gain (loss)	895	(29,485)	(2,865)	(29,485)	(31,006)

Net (loss)	$(1,325,518)	$ (791,412)	$(2,900,645)	$ (860,956)	$(8,954,691)

Weighted average number of
common shares outstanding -
basic and fully diluted	28,631,868	28,631,868	27,475,000	27,475,000

Net (loss) per share -
basic and fully diluted	$ (0.05)	$ (0.03)	$ (0.10)	$ (0.03)

The Accompanying Notes are an Integral Part of These Financial Statements

Sky Petroleum, Inc.
(an Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ending June 30,		August 22, 2002 (Inception) to
			June 30,
	2006	2005	2006

Cash flows from operating activities
Net (loss)	$(2,900,645)	$ (860,956)	$(8,954,691)
Shares issued for consulting services	1,881,484	520,000	2,877,499
Depreciation	213	—	213

Share-based interest payments	—	—	28,285
Adjustment to reconcile net (loss) to net cash
used by operations
Prepaid expenses	(41,242)	(25,000)	(42,221)
Deposits	(1,825)	(475)	(1,825)
Accrued expenses	(134,743)	18,260	(27,681)
Accrued interest	—	4,000	—

Net cash (used) by operating activities	(1,196,757)	(344,171)	(6,065,059)

Cash flows from investing activities
Purchase of fixed assets	(5,713)	—	(5,713)
Advances in oil and gas activities	(10,543,050)	(4,500,000)	(25,046,008)

Net cash (used) in investing activities	(10,548,763)	(4,500,000)	(25,051,721)

Cash flows from financing activities
Proceeds from notes payable	—	1,700,000	4,150,000
Payments on notes payable	—	—	(1,200,000)
Stock subscriptions	—	920,000	—
Foreign currency remeasurement	—	(19,962)	—
Preferred dividend	(385,000)	—	(385,000)
Issuance of preferred stock	—	—	11,000,000
Issuance of common stock	30,000	2,500,000	24,048,629

Net cash provided by financing activities	(355,000)	5,100,038	37,613,629

Foreign currency remeasurement	(2,865)	—	(31,006)
Net (decrease) increase in cash	(12,100,521)	255,867	6,465,844
Cash - beginning	18,566,364	6,542	—

Cash - ending	$ 6,465,844	$ 262,409	$ 6,465,844

Supplemental disclosures:
Interest paid	$ —	$ —	$ —

Income taxes paid	$ —	$ —	$ —

Shares issued for services	$ —	$ 520,000	$ 520,000

Number of shares issued for services	—	500,000	500,000

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

Note 3 — Advances in Oil and Gas Activities

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

Sky Petroleum, Inc.
(an Exploration Stage Company)
Notes to Consolidated Financial Statements

As of June 30, the Company has advanced a total of $25,000,000. During the six months ended June 30, 2006, drilling commenced and therefore the entire balance of the advance was transferred to capitalized oil and gas properties in accordance with the Company’s policy of following full cost accounting for its oil and gas activities (Note 4).

Note 4 — Oil and Gas Properties

On January 31, 2006, drilling operations commenced at the Mubarek H-2 well, the first of Sky Petroleum’s two infill wells in the Mubarek Field. The Company follows the full cost method of accounting for its oil and gas operations whereby exploration and development expenditures are capitalized. Such costs may include geological and geophysical, drilling, equipment and technical consulting directly related to exploration and development activities. Costs related to unproved properties and major development projects may be excluded from costs subject to depletion until proved reserves have been determined or their value is impaired. At June 30, 2006, $25,046,008 of costs related to drilling and consulting costs were capitalized to oil and as properties. These costs relate to the Mubarek Field project and are classified as unproved and will not yet be subject to depletion.

Note 5 — Commitments

As discussed in Note 3, the Company has provided BGOI cash in the amount of $25,000,000, its total commitment as of June 30, 2006, for the drilling costs associated with its two oil wells located in the Arabian Gulf. The Company has fulfilled its commitment under the Participation Agreement.

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

Each share of Series “A” Preferred Stock is entitled to receive a dividend of 7% per annum prior and in preference to the Common Stock of the Company. The dividend begins to accrue on December 30, 2005, and will be payable quarterly thereafter. The dividend is cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series “A” Preferred Stock will be entitled to receive an amount equal to any accrued and unpaid dividend prior and in preference to any distributions to the holders of the Common Stock. Thereafter, the holders of the Series “A” Preferred Stock will be entitled to participate in distributions on an as converted to Common Stock basis. The Company paid a dividend of $192,500 on April 3, 2006 to the holders of the Series “A” Preferred Stock related to the first quarter of 2006 and a dividend of $192,500 on the June 30, 2006 for the second quarter of 2006.

Sky Petroleum, Inc.
(an Exploration Stage Company)
Notes to Consolidated Financial Statements

Note 7 — Stock Options

On May 20, 2006, the Company granted stock options to Mr. Nigel Mc Cue, an officer of the Company, to purchase 200,000 shares of $0.001 par value common stock at a strike price of $1 per share pursuant to his employment agreement. The options will vest over a three-year period. The value of the options on the grant date using the Black-Scholes Model is $360,616, which is recorded as unamortized options on the date of grant. As of June 30, 2006, the Company has recorded compensation expense in the amount of $30,051.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable

Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.50 - 1.88	4,450,000	5.75	$1.03	—	—

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2006	2005

Average risk-free interest rates	5.25%	5.25%
Average expected life (in years)	6	6
Volatility	118%	118%

The following is a summary of activity of outstanding stock options under the 2005 Stock Option Plan:

	Number Of Shares	Weighted Average Exercise Price

Balance, December 31, 2005	4,250,000	$ 1.03
Options cancelled	—
Options granted	200,000	1.00
Options exercised	—	—

Balance, June 30, 2006	4,450,000	1.03

Exercisable, June 30, 2006	—	$ —

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

        Since our incorporation on August 22, 2002 through December 31, 2004, we were primarily engaged in the business of marketing, selling and distributing floral products, gifts and gourmet foods through its website. We only generated $49 in revenues during this period. As a result of determining the potential lack of viability of its previous business model, and the lack of capital to pursue the previous business model, the company changed its business strategy and decided to pursue other business opportunities in the oil and gas industry. Since our inception through June 30, 2006 we had a cumulative loss during development stage of $9,339,691.

        As part of our business strategy, we, through our wholly-owned subsidiary, Sastaro, entered into a Participation Agreement for the financing of a drilling program in the Mubarek field, an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf, with Buttes Gas and Oil Co. International Inc., (“BGOI”) a wholly-owned subsidiary of Crescent Petroleum Company International Limited. Under the terms of the Participation Agreement, Sastaro has the right to participate in a share of the future production revenue by contributing $25 million in drilling costs related to two wells in an off-shore oil and gas project in the United Arab Emirates. The Participation Agreement does not grant Sastaro any interest in the concession area other than the right to receive in a share of future production revenue, if any.

        Phase I:   We performed an independent review of existing data on the Ilam/Mishrif reservoir of the Mubarek Field area near Abu Musa Island in the Arabian Gulf. The review included geological, geophysical and reservoir engineering re-interpretation and analysis. In the first quarter of 2006, the Company fulfilled its commitment under the Participation Agreement by paying the remaining $10,500,000 of the required contribution under the agreement. In addition, the operator of the drilling program, BGOI secured a drilling rig, and drilling on the first well, Mubarek H2, commenced on January 31, 2006, and was completed during the second quarter of 2006 at a total depth of 15,020 feet (drilled depth). Initial logging of the well indicated good oil saturations over more than 100 feet in the Ilam/Mishrif reservoir section and the well was cased to enable testing of these zones. However, the well flowed in an unstable manner with a high water cut making accurate measurements difficult due to surging of the well. During periods when the well was flowing in a stable fashion, rates of 168 BOPD (barrels of oil per day) and 2,259 BWPD (barrels of water per day) were recorded. Further evaluation was required to determine if methods of shutting off zones which are producing water and stimulation of the zones producing oil were feasible and would result in stable production. On July 26, 2006, we announced that production had stabilized at approximately 200 BOPD (barrels of oil per day). Assuming a production rate of 200 BOPD and the current Mubarek crude price of $65 per barrel, the net forecast monthly revenue to Sky under the terms of the Participation Agreement, after deduction of royalties and operating costs, will be approximately $200,000 per month, which will be disbursed to us beginning in the fourth quarter of 2006. Actual production may be less than our forecasts or estimates.

        Phase II:   The data from the first well, Mubarek H2, allowed an up-to-date assessment of the factors affecting reservoir performance in this mature field which indicated that the proposed J3 location, the second well, should be reconsidered. The second well will now be drilled on the northwest of the field proximal to the K1 location. Mubarek K1 was drilled as Thamama producer (a deeper gas condensate reservoir underlying the Ilam/Mishrif) and electric log readings over the Ilam/Mishrif section indicate good oil saturated reservoir. We expect the drilling of the second well, for which funding has been paid, to commence during September 2006. Timing will be conditional on when the rig, which has been contracted, is released from its current drilling obligation.

        On completion of the two obligation wells, a further well development program will be evaluated. We believe that there is potential for four additional wells to be drilled and anticipate production from these wells to commence in late 2007, subject to a positive evaluation and rig availability

PLAN OF OPERATION

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

        As the Company has sufficient working capital, our goal during the next six months ending December 31, 2006 is to participate in the drilling of the two commitment wells in our first project in the Mubarek Field under the Participation Agreement with BGOI, and to assess and obtain additional joint venture opportunities in new regions.

        The strategic overview of Sky Petroleum is as follows:

•	To identify opportunities to participate in oil and gas projects in the Middle East and North Africa through strategic participation agreements, farm-ins or joint ventures.

•	To focus initially on lower risk development or exploitation projects in areas with known oil or natural gas reserves / production and infrastructure.

•	To participate as a non-operator on projects with working operators with experience in a specific region.

•	To raise sufficient capital to fund our operations and to establish ongoing production revenue.

        Our plan of operation includes the following goals during the next twelve months:

•	Fund two wells in Mubarek Field in United Arab Emirates to be drilled by BGOI.

•	Evaluate new farm-in / joint venture opportunities in the Middle East or North Africa.

•	First production from the Mubarek Field is expected.

•	Evaluate additional infill drilling locations in Mubarek Field.

•	Negotiate an agreement with BGOI on Sir Abu Nu’Ayr project and fund a work program.

        There can be no assurance that we will successfully implement our business strategy or meet our goals during the next twelve months, if ever.

OVERALL PERFORMANCE

Comparability to prior periods

        As discussed in the overview, the Company revised its business plan in late 2004 to seek business opportunities in other industries, including the oil and gas industry. In early 2005, the Company moved ahead with this strategy and commenced to add staff and raise capital. This plan took several months to proceed and in the second quarter of 2005, we added consultants familiar with the oil and gas business, signed a Participation Agreement to drill wells in the United Arab Emirates and commenced raising capital. In the second quarter of 2005, the operations of Sky reflect minimal general and administrative costs as we were in the early stages of its new business plan, compared to the second quarter of 2006 when the we had substantial activity.

        The variances in comparable financial and operating results for the three and six months ended June 30, 2006 versus the same periods in 2005 may appear disproportionate as a result of our being relatively inactive in 2005.

Operations

        During the three months ended June, 2006, we had a loss of $1,325,477 as compared to a loss of $791,412 during the three months ended June 30, 2005. During the second quarter of 2006, there was no revenue and expenses from operations of $1,407,750 ($759,927 – 2005). These expenses during the second quarter of 2006 included compensation expense of $988,823 ($671,330 – 2005), investor relations expense of $100,067 (nil – 2005), professional fees of $95,954 ($19,750 – 2005), directors fees of $57,100 (nil – 2005), general expenses of $165,513 ($68,847 – 2005) and depreciation expense of $213 (nil – 2005).

        During the six months ended June, 2006, we had a loss of $2,900,603 as compared to a loss of $860,956 during the six months ended June 30, 2005. During the first half of 2006, there was no revenue and expenses from operations of $3,136,695 ($827,471 – 2005). These expenses during the second half of 2006 included compensation expense of $2,400,711 ($692,180 – 2005), investor relations expense of $189,982 (nil – 2005), professional fees of $192,033 ($27,750 – 2005), directors fees of $110,580 (nil – 2005), general expenses of $237,186 ($107,541 – 2005) and depreciation expense of $213 (nil – 2005). The compensation expense in the six months ended June 30, 2006 includes $519,227 of salaries and consulting fees to the six employees and consultants, and a former consultant. In addition, compensation expense includes $1,881,484 of stock based compensation, which is a non-cash item. Of this amount, $1,361,484 relates to stock based compensation to employees, which is the amount amortized in this period. There is an additional $520,000 related to shares issued to Paraskevi Investment Company S.A., for services rendered in connection with the Participation Agreement as described in note 5 to the financial statements.

        We also had other income of $81,377 during the three months ended June 30, 2006 and $238,956 during the six months ended June 30, 2006, which is primarily interest income arising from short term investments in United States Treasury Bills of the Company’s excess cash during the period. There was an interest expense of $2,000 in the three months ended June 30, 2005 and $4,000 during the six months ended June 30, 2005, due on short term promissory notes required as bridge financing to meet working capital requirements.

        Cash flows from operating activities were a negative $1,196,716 during the six months ended June 30, 2006 as compared to a negative cash flow of $344,171 for the comparable period in 2005. The current negative cash flow arises from our net loss of $2,900,603 during the period. We also paid the dividend on Series A preferred stock of $385,000 in the six months ended June 30, 2006.

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

        As of June 30, 2006 we have raised approximately $38.0 million through private placements of shares of common stock and shares of convertible preferred stock.

        As of June 30, 2006, we had current assets of $6,507,086 including cash and cash equivalents of $6,465,844. As of June 30, 2006, we had current liabilities of $27,681. We had working capital of $6,479,405 as of June 30, 2006.

        On February 6, 2006, we issued 500,000 share as compensation under the terms of a Compensation Agreement dated May 18, 2005 with Paraskevi Investment Company S.A.

        On February 7, 2006, we, through our subsidiary, Sastaro, paid $3.5 million to Buttes Gas and Oil in accordance with the terms of the Participation Agreement, which required payment on the spudding of the first well. Buttes Gas and Oil spudded the first well on January 31, 2006. An additional $3.5 million was paid on February 28, 2006 and another $3.5 million was paid on March 24, 2006. Sastaro may, at its election, make an additional contribution to maintain its full interest in the revenue from the wells if actual costs exceed initial estimates.

        As mentioned above, we have paid the $25 million commitment regarding the two well program. This is initially recorded as “Advances on the oil and gas activities” in the Companies financial statements. On January 31, 2006 Butte Gas and Oil Co commenced drilling operations commenced at the Mubarek H-2, the first of Sky Petroleum’s two infill wells on in the Mubarek Field . The Company follows the full cost method of accounting for its oil and gas operations whereby exploration and development expenditures are capitalized. Such costs may include geological and geophysical, drilling, equipment and technical consulting directly related to exploration and development activities. Costs related to unproved properties and major development projects may be excluded from costs subject to depletion until proved reserves have been determined or their value is impaired. As of June 30, 2006, the Company has estimated the drilling costs incurred to be $25,000,000, based on information received from the operator. In addition, technical consulting fees of $46,008 related to the oil and gas properties were capitalized. At June 30, 2006, a total of $25,046,008 of costs related to drilling and consulting costs were capitalized to oil and gas properties. These costs relate to the Mubarek Field project and are classified as unproved and will not yet be subject to depletion. The previous advances on oil and gas activities in the amount of $25,000,000 has been reclassified, leaving a balance in the drilling advance account of $0 at June 30, 2006.

        The Company has an obligation to pay dividends to the holders of the Series A Preferred Stock. The dividend is 7% per annum on the balance of $11,000,000 shares outstanding. As of June 30, 2006, we paid dividends to the Series A Preferred Stock holder of $385,000.

        On July 26, 2006, we announced that production at the Mubarek H2 well had stabilized at approximately 200 BOPD (barrels of oil per day). Assuming a production rate of 200 BOPD and the current Mubarek crude price of $65 per barrel, the net forecast monthly revenue to us under the terms of the Participation Agreement, after deduction of royalties and operating costs, will be approximately $200,000 per month, which be disbursed to us beginning in the fourth quarter of 2006. Actual production may be less than our forecasts or estimates.

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

Fair value of financial instruments

        Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2006. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable and dividends payable. Fair values were assumed to approximate carrying values for cash, prepaid expenses and payables because they are short term in nature and their carrying amounts approximate fair values as they are payable on demand.

Property and equipment

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

        Costs related to unproved properties and major development projects may be excluded from costs subject to depletion until proved reserves have been determined or their value is impaired. These properties are assessed periodically and any impairment is transferred to costs subject to depletion. No such impairments have been identified by management at June 30, 2006

        Accumulated oil and gas costs on proved properties will be depleted using the unit of production method based upon estimated proved reserves.

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

STOCK-BASED COMPENSATION

        In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, and Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123 (R) in 2005. Share-based compensation totaled $1,881,484 and $520,000 for the six months ended June 30, 2006 and 2005, respectively.

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

Item 3.     Controls and Procedures

        The company maintains disclosure controls and procedures adequately designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. As of the end of the period covered by this report, the company’s sole officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, the company’s sole officer concluded that the company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

        There were no changes in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Items 1.    Legal Proceedings.

        None.

Item 1A.    Risk Factors

        As of May 15, 2006, there have been no material changes from risk factors as previously disclosed in the Company’s Form 10-KSB/A, filed April 10, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

        On or about May 30, 2006, the board of directors appointed Nigel McCue to be a director of the Company. In connection with his appointment, Mr. McCue was entitled to receive compensation for his services, which includes 200,000 stock options at $1.00 per share under the terms of our non-U.S. Stock Option Plan. The options vest 1/3 per year beginning on the first anniversary of the grant and expire seven years after such grant. Mr. McCue is a non-U.S. person and the options were granted in an off-shore transaction outside the United States in reliance upon the exclusion from the registration requirements of the Securities Act available under Regulation S of the Securities Act.

Item 3.   Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to Vote of Security Holders.

Results of Annual General Meeting of Shareholders

        The Company held its scheduled Annual General Meeting of Shareholders on June 26, 2006 at the Jumeirah Essex Hotel in New York, New York at 4:00 p.m. EST. After counting the number of shares present in person and by proxy, Company Secretary Michael Noonan determined that a quorum for the transaction of business was not present. Under article II section 7 of the Company’s by-laws and pursuant to Nevada Revised Statutes 78.350 and 78.370(7), the Company’s Chief Executive Officer Brent Kinney proposed a vote of shares present to adjourn the meeting. The proposal was passed by unanimous consent, with proxy shares being voted by their representatives pursuant to discretionary voting power granted under the proxy. The meeting was adjourned until July 31, 2006.

        On July 31, 2006, the Company held its adjourned annual general meeting of shareholders at the offices of Dorsey & Whitney LLP, Suite 4700, 370 Seventeenth Street, Denver, Colorado 80202. The annual general meeting of shareholders held on June 26, 2006 was adjourned until July 31, 2006 for lack of quorum. Shareholder representing 23,795,538 shares or 40.47% of the shares authorized to vote (58,793,709) were present in person or by proxy, representing a quorum for the purposes of the annual meeting. Shareholders approved the following:

Proposal #1 - Election of Directors	Voted For	Withheld

The election of the Nominees to the Company's Board to serve until the Company’s 2007 Annual Meeting of Stockholders or until successors are duly elected and qualified:

Brent D. Kinney	23,731,528	64,010

Daniel F. Meyer	23,741,528	54,010

Karim Jobanputra	23,745,453	50,085

Ian R. Baron	23,741,528	54,010

Peter J. Cockcroft	23,745,453	50,085

Nigel McCue	23,745,453	50,085

Michael D. Noonan	23,741,528	54,010

Proposal #2	For	Withheld	Abstain

To ratify the amendment of the Company’s bylaws to allow for an increase in the number of the Company's Directors

	23,793,353	2,185	0

Proposal #3	For	Withheld	Abstain	Broker Non-Vote

To ratify the Non-U.S. Stock Option Plan, the 2005 U.S. Stock Incentive Plan, as amended by the Board, and other stock option agreements

	21,692,986	2,150	50	2,100,352

Proxies were solicited under the proxy statement on filed with the Securities and Exchange Commission on Schedule 14A on June 2, 2006. Each nominee for director was elected, and each proposal was approved by the Shareholders.

Item 5.    Other Information

On August 14, 2006, we entered into a Separation Agreement with Dan Meyer, effective May 30, 2006, in connection with his resignation as our President, Treasurer and Secretary. Under the terms of the separation agreement, Mr. Meyer released us of all claims relating to (1) breach of contract, personal injury, or tort including, but not limited to, claims of wrongful discharge, fraud, promissory estoppel, intentional infliction of emotional distress, defamation, and assault; (2) claims, if any, arising out of or in connection with the initiation, termination, or existence of Contractor's employment relationship with us, or any services performed on our behalf; (3) claims, if any, regarding leave, vacation, bonuses, commissions, stock options, or any other form of payment or benefits attributable to his employment with Sky; and (4) employment discrimination on the basis of race, color, gender, disability, religion, national origin, age, or any other status protected by law. The Separation Agreement requires Mr. Meyer to keep confidential information confidential. Mr. Meyer retains options granted to him in his capacity as an officer, consultant and/or director of the corporation.

Concurrent with the execution and delivery of the Separation Agreement, Mr. Meyer resigned as a director of Sky Petroleum, Inc., effective August 14, 2006. Mr. Meyer resigned as a director to pursue other business opportunities.

Item 6.    Exhibits

Number	Description

10.16	Oral Independent Contractor Agreement with Daniel Meyer

10.17	Oral Independent Contractor Agreement with Shafiq Ur Rahman

10.18	Separation Agreement with Daniel Meyer dated August 14, 2006, effective May 30, 2006.

10.19	Addendum to Independent Contractor Services Agreement with Michael Noonan Acting for Noonan Advisors, LLC effective as of August 1, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY PETROLEUM, INC.

By:   /s/ Brent Kinney
       Brent Kinney
        Chief Executive Officer
       (On behalf of the registrant and as
       Principal Executive Officer)

Date:  August 14, 2006

By:   /s/ Shafiq Ur Rahman
       Shafiq Ur Rahman
       Manager of Finance and Administration
       (Principal Financial and Accounting Officer)

Date:  August 14, 2006