Form 10QSB/A
period 2006-06-30
SKY PETROLEUM, INC.
filed 2006-09-11
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
AMENDMENT NO. 1

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

Yes          No

Explanatory Note: This Amendment No. 1 to Sky Petroleum, Inc.’s 10-QSB for the quarterly period ended June 30, 2006 is being made to correct certain typographical errors in the Financial Statements (unaudited) contained in the registrant's Form 10-QSB filed on August 15, 2006.

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

31,532,738

$ 31,560,419

The Accompanying Notes are an Integral Part of These Financial Statements.

Sky Petroleum, Inc.
(an Exploration Stage Company)
Consolidated Statement of Operations
(Unaudited)

	Three Months Ending June 30,		Six Months Ending June 30,		August 22, 2002 (Inception) to
					June 30,
	2006	2005	2006	2005	2006

Revenue	$ —	$ —	$ —	$ —	$ 49

Expenses:
Consulting services	936,323	648,830	2,105,095	661,680	3,546,097
Compensation - related party	52,500	22,500	295,616	30,500	420,124
Depreciation	213	—	213	—	213
Financing fees	—	—	6,000	—	3,528,076
Investor relations	100,067	—	189,982	—	630,403
Professional fees	95,954	19,750	192,023	27,750	432,031
Director fees	57,180	—	110,580	—	110,580
General and administrative expenses	165,554	68,847	237,227	107,541	525,854

Total expenses	1,407,791	759,927	3,136,736	827,471	(9,193,378)

Net operating (loss)	(1,407,791)	(759,927)	(3,136,736)	(827,471)	(9,193,329)

Other income (expense)
Interest (expense)	—	(2,000)	—	(4,000)	(43,627)
Interest income	81,377	—	238,956	—	313,271
Foreign currency gain (loss)	895	(29,485)	(2,865)	(29,485)	(31,006)

Net (loss)	$(1,325,518)	$ (791,412)	$(2,900,645)	$ (860,956)	$(8,954,691)

Weighted average number of
common shares outstanding -
basic and fully diluted	46,571,485	28,979,022	46,469,154	27,479,238

Net (loss) per share -
basic and fully diluted	$ (0.03)	$ (0.03)	$ (0.06)	$ (0.03)

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

Note 6 — Stockholders’ Equity

On February 7, 2006, the Company issued 500,000 shares pursuant to the Participation Agreement as compensation for PARA’s performance obligation. The Company has recorded an expense in the amount of $520,000, the fair value of the underlying shares.

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

Operations

        During the three months ended June, 2006, we had a loss of $1,325,518 as compared to a loss of $791,412 during the three months ended June 30, 2005. During the second quarter of 2006, there was no revenue and expenses from operations of $1,407,791 ($759,927 – 2005). These expenses during the second quarter of 2006 included compensation expense of $988,823 ($671,330 – 2005), investor relations expense of $100,067 (nil – 2005), professional fees of $95,954 ($19,750 – 2005), directors fees of $57,180 (nil – 2005), general expenses of $165,554 ($68,847 – 2005) and depreciation expense of $213 (nil – 2005).

        During the six months ended June, 2006, we had a loss of $2,900,645 as compared to a loss of $860,956 during the six months ended June 30, 2005. During the first half of 2006, there was no revenue and expenses from operations of $3,136,736 ($827,471 – 2005). These expenses during the second half of 2006 included compensation expense of $2,400,711 ($692,180 – 2005), investor relations expense of $189,982 (nil – 2005), professional fees of $192,023 ($27,750 – 2005), directors fees of $110,580 (nil – 2005), general expenses of $237,227 ($107,541 – 2005) and depreciation expense of $213 (nil – 2005). The compensation expense in the six months ended June 30, 2006 includes $519,227 of salaries and consulting fees to the six employees and consultants, and a former consultant. In addition, compensation expense includes $1,881,484 of stock based compensation, which is a non-cash item. Of this amount, $1,361,484 relates to stock based compensation to employees, which is the amount amortized in this period. There is an additional $520,000 related to shares issued to Paraskevi Investment Company S.A., for services rendered in connection with the Participation Agreement as described in note 5 to the financial statements.

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

        Cash flows from operating activities were a negative $1,196,757 during the six months ended June 30, 2006 as compared to a negative cash flow of $344,171 for the comparable period in 2005. The current negative cash flow arises from our net loss of $2,900,645 during the period. We also paid the dividend on Series A preferred stock of $385,000 in the six months ended June 30, 2006.

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

Item 6.    Exhibits

Number	Description

10.16(1)	Oral Independent Contractor Agreement with Daniel Meyer

10.17(1)	Oral Independent Contractor Agreement with Shafiq Ur Rahman

10.18(1)	Separation Agreement with Daniel Meyer dated August 14, 2006, effective May 30, 2006.

10.19(1)	Addendum to Independent Contractor Services Agreement with Michael Noonan Acting for Noonan Advisors, LLC effective as of August 1, 2006.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Previously filed with the Securities and Exchange Commission on the company's 10-QSB dated August 15, 2006.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY PETROLEUM, INC.

By:   /s/ Brent Kinney
       Brent Kinney
        Chief Executive Officer
       (On behalf of the registrant and as
       Principal Executive Officer)

Date:  September 8, 2006

By:   /s/ Shafiq Ur Rahman
       Shafiq Ur Rahman
       Manager of Finance and Administration
       (Principal Financial and Accounting Officer)

Date:  September 8, 2006