Form 10QSB
period 2006-09-30
SKY PETROLEUM, INC.
filed 2006-11-20
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Yes           No

As of November 13, 2006 there were 46,571,485 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes           No

PART I — FINANCIAL INFORMATION

SKY PETROLEUM, INC.

SEPTEMBER 30, 2006

INDEX

PART I - FINANCIAL INFORMATION	Page No.(s)

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheet as of September 30, 2006	1

Consolidated Statement of Operations for the three and nine months ended September 30, 2006 and 2005	2

Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 and 2005	3

Notes to Unaudited Financial Statements	4

Item 2.	Plan of Operation	7

Item 3.	Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13

Item 3.	Defaults Upon Senior Securities.	13

Item 4.	Submission of Matters to Vote of Security Holders.	13

Item 5.	Other Information	14

Item 6.	Exhibits	14

SIGNATURES	15

Sky Petroleum, Inc.
(a Development Stage Company)
Consolidated Balance Sheet
(Unaudited)

September 30, 2006

Assets
Current assets:
Cash and equivalents	$5,962,018
Accounts receivable	921,368
Prepaid expenses	26,067

Total current assets	6,909,453

Fixed assets, net	4,896
Other assets:
Deposits	1,825
Investment in oil and gas properties	24,082,680

Total other assets	24,084,505

$30,998,854

Liabilities and Stockholders' Equity
Current liabilities:
Accrued liabilities	$295,219
Stockholders' Equity:
Series A Preferred stock, $0.001 par value, 10,000,000
shares authorized, 3,055,556 shares issued and
outstanding at September 30, 2006 (Note 5)	3,056
Common stock, $0.001 par value, 150,000,000
shares authorized, 46,571,485 shares issued and
outstanding at September 30, 2006	46,571
Unamortized options issued for services (Note 7)	(5,815,945)
Additional paid-in capital	46,758,997
Foreign currency remeasurement	(1,087)
(Deficit) accumulated during development stage	(10,287,957)

30,703,635

$30,998,854

Sky Petroleum, Inc.
(an Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

	Three Months Ending September 30,		Nine Months Ending September 30,		Inception to September 30,

	2006	2005	2006	2005	2006

Revenue	$—	$—	$—	$—	$49

Expenses:
Consulting services	855,383	161,225	2,960,478	822,905	4,401,480
Compensation - related party	95,410	15,000	391,026	45,500	515,534
Depreciation	604	—	818	—	818
Financing fees	—	1,952,571	6,000	1,952,571	3,528,076
Investor relations	153,650	189,396	343,630	189,396	784,052
Professional fees	63,324	168,141	255,348	195,891	495,355
Director fees	47,500	—	158,080	—	158,080
General and administrative expenses	184,359	64,052	421,586	171,593	710,213

Total expenses	1,400,230	2,550,385	4,536,966	3,377,856	10,593,608

Net operating (loss)	(1,400,230)	(2,550,385)	(4,536,966)	(3,377,856)	(10,593,559)

Other income (expense)
Interest (expense)	—	(39,627)	—	(43,627)	(43,627)
Interest income	67,881	—	306,838	—	381,152
Foreign currency gain (loss)	(917)	205	(3,782)	(29,280)	(31,923)

Net (loss)	$(1,333,266)	$(2,589,807)	$(4,233,910)	$(3,450,763)	$(10,287,957)

Weighted average number of
common shares outstanding - basic and
fully diluted	46,571,485	28,631,868	46,503,639	27,475,000

Net (loss) per share - basic and
fully diluted	$(0.03)	$(0.09)	$(0.09)	$(0.13)

Sky Petroleum, Inc.
(a Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ending September 30,		August 22, 2002 (Inception) to September 30,

	2006	2005	2006

Cash flows from operating activities
Net (loss)	$(4,233,910)	$(3,450,763)	$(10,287,957)
Shares issued for consulting services	2,577,252	520,000	3,573,267
Depreciation	818	—	818
Share-based interest payments	—	—	28,284
Adjustment to reconcile net (loss) to net cash
used by operations
Accounts receivable	(4,048)	—	(4,048)
Prepaid expenses	(26,027)	(30)	(26,027)
Deposits	(1,825)	(475)	(1,825)
Accrued expenses	178,759	61,309	121,026
Accrued interest	—	16,500	16,500

Net cash (used) by operating activities	(1,508,981)	(2,853,459)	(6,579,962)

Cash flows from investing activities
Purchase of fixed assets	(5,713)	—	(5,713)
Advances in oil and gas activities	(10,546,008)	(7,000,000)	(25,046,008)

Net cash (used) in investing activities	(10,551,721)	(7,000,000)	(25,051,721)

Cash flows from financing activities
Proceeds from notes payable	—	4,150,000	4,150,000
Payments on notes payable	—	(4,150,000)	(1,200,000)
Stock subscriptions	—	203,660	203,660
Foreign currency remeasurement	3,856	(3,710)	(1,087)
Preferred dividend	(577,500)	—	(577,500)
Issuance of preferred stock	—	11,000,000	11,000,000
Issuance of common stock	30,000	10,946,292	24,018,628

Net cash provided by financing activities	(543,644)	22,146,242	37,593,701

Net (decrease) increase in cash	(12,604,346)	12,292,783	5,962,018
Cash - beginning	18,566,364	6,542	—

Cash - ending	$5,962,018	$12,299,325	$5,962,018

Supplemental disclosures:
Interest paid	$—	$43,627	$43,627

Income taxes paid	$—	$—	$—

Shares issued for services	$520,000	$520,000	$520,000

Number of shares issued for services	500,000	500,000	500,000

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

As of September 30, the Company has advanced a total of $25,000,000.

Sky Petroleum, Inc.

(a Development Stage Company)

Notes to Consolidated Financial Statements

Note 4 – Commitments

As discussed in Note 3, the Company has provided BGOI cash in the amount of $25,000,000, its total commitment for the drilling costs associated with its two oil wells located in the Arabian Gulf.

During the month of September 2006, the Company recorded a receivable in the amount of $917,320 representing its share of the current production pursuant to the participation agreement. As discussed in note 3, the Company applied the proceeds from production as a return of investment.

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

Note 5 — Stockholders’ Equity

On February 7, 2006, the Company issued 500,000 shares to PARA pursuant to the Participation Agreement as compensation for PARA’s performance obligation. The Company has recorded an expense in the amount of $520,000, the fair value of the underlying shares.

Each share of Series “A” Preferred Stock is entitled to receive a dividend of 7% per annum prior and in preference to the Common Stock of the Company. The dividend begins to accrue on December 30, 2005, and will be payable quarterly thereafter. The dividend is cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series “A” Preferred Stock will be entitled to receive an amount equal to any accrued and unpaid dividend prior and in preference to any distributions to the holders of the Common Stock. Thereafter, the holders of the Series “A” Preferred Stock will be entitled to participate in distributions on an as converted to Common Stock basis. The Company paid dividends totaling $577,500 to the holders of the Series “A” Preferred Stock as of September 30, 2006.

Note 6 — Stock Options

On May 20, 2006, the Company granted stock options to Mr. Nigel McCue, an officer of the Company, to purchase 200,000 shares of $0.001 par value common stock at a strike price of $1 per share pursuant to his employment agreement. The options will vest over a three-year period. The value of the options on the grant date using the Black-Scholes Model is $360,616, which is recorded as unamortized options on the date of grant.

Sky Petroleum, Inc.

(a Development Stage Company)

Notes to Consolidated Financial Statements

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

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2006	2005
Average risk-free interest rates	5.25%	5.25%
Average expected life (in years)	6	6
Volatility	118%	118%

The following is a summary of activity of outstanding stock options under the 2005 Stock Option Plan:

	Number Of Shares	Weighted Average Exercise Price

Balance, December 31, 2005	4,250,000	$ 1.03
Options cancelled	—
Options granted	200,000	1.00
Options exercised	—	—

Balance, September 30, 2006	4,450,000	1.03

Exercisable, September 30, 2006	—	$ —

Note 7 — Change in Accounting Policy

The Company recorded a change in accounting policy in accordance with SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3". SFAS No. 154 requires that a change in accounting policy be made through retrospective application of the new policy to all prior periods presented.

The Company has previously disclosed a “Full Cost Accounting Policy” for its oil and gas activities. Effective July 1, 2006, the company will account for its advances in the drilling and exploration activities of Buttes Oil and Gas, Inc. (“Buttes”) pursuant to the agreement entered into on May 18, 2005, whereby the Company has advanced $25,000,000 to be used at “Buttes” discretion for the sole purpose of oil exploration and production in the Arabian Sea. Further the Company will receive a return of its investment at a rate of 75% of net production revenue to be recorded as a reduction in advances until such time as the Company has recouped the entire $25,000,000. Thereafter the Company will receive an incremental decrease of net production revenue from “Buttes”. The Company will report all proceeds received in excess of the initial advances as income.

This change does not impact income from continuing operations, net income, total assets, or cash flows from financing activities as previously presented.

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

This discussion and analysis should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, the success of the proposed infill drilling programs, Sky Petroleum’s ability to access opportunities, the contemplated continued production at the Mubarek field, our expectations related to the Sir Abu Nu’Ayr Island Project, the competitive environment within the oil and gas industry, the extent and cost effectiveness with which Sky Petroleum is able to implement exploration and development programs in the oil and gas industry, obtaining drilling equipment on a timely fashion, commodity price risk, and the market acceptance and successful technical and economic implementation of Sky Petroleum’s intended plan. Forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although Sky Petroleum believes that the expectations reflected in the forward-looking statements are reasonable, the company cannot guarantee future results, levels of activity, performance or achievements.

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

Since our incorporation on August 22, 2002 through December 31, 2004, we were primarily engaged in the business of marketing, selling and distributing floral products, gifts and gourmet foods through our website. We only generated $49 in revenues during this period. As a result of determining the potential lack of viability of its previous business model, and the lack of capital to pursue the previous business model, the company changed its business strategy and decided to pursue other business opportunities in the oil and gas industry. Since our inception through September 30, 2006 we had a cumulative loss during development stage of $10,287, 957.

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

Phase I:   We performed an independent review of existing data on the Ilam/Mishrif reservoir of the Mubarek Field area near Abu Musa Island in the Arabian Gulf. The review included geological, geophysical and reservoir engineering re-interpretation and analysis. In the first quarter of 2006, the Company fulfilled its commitment under the Participation Agreement by paying the remaining $10,500,000 of the required contribution under the agreement. In addition, the operator of the drilling program, BGOI secured a drilling rig, and drilling on the first well, Mubarek H2, commenced on January 31, 2006, and was completed during the second quarter of 2006 at a total depth of 15,020 feet (drilled depth). Initial logging of the well indicated good oil saturations over more than 100 feet in the Ilam/Mishrif reservoir section and the well was cased to enable testing of these zones. However, the well flowed in an unstable manner with a high water cut making accurate measurements difficult due to surging of the well. During periods when the well was flowing in a stable fashion, rates of 168 BOPD (barrels of oil per day) and 2,259 BWPD (barrels of water per day) were recorded. Further evaluation was required to determine if methods of shutting off zones which are producing water and stimulation of the zones producing oil were feasible and would result in stable production. On July 26, 2006, we announced that production had stabilized at approximately 200 BOPD (barrels of oil per day). On October 11, 2006 we announced that production had increased to 461 BOPD. This was accomplished by shutting off one zone that was contributing significant water and no oil. Current production is approximately 400 BOPD. Assuming a production rate of 400 BOPD and the current Mubarek crude price of $60 per barrel, the net forecast monthly revenue to Sky under the terms of the Participation Agreement, after deduction of royalties and operating costs, will be approximately $400,000 per month, which will be disbursed to us beginning in the fourth quarter of 2006. Actual production may be less than our forecasts or estimates.

Phase II:   The data from the first well, Mubarek H2, allowed an up-to-date assessment of the factors affecting reservoir performance in this mature field which indicated that the proposed J3 location, the second well, should be reconsidered. The second well will now be drilled on the northwest of the field proximal to the K1 location. Mubarek K1 was drilled as Thamama producer (a deeper gas condensate reservoir underlying the Ilam/Mishrif) and electric log readings over the Ilam/Mishrif section indicate good oil saturated reservoir. We expect the drilling of the second well, for which funding has been paid, to commence during November 2006. Timing will be conditional on when the rig, which has been contracted, is released from its current drilling obligation.

On completion of the two obligation wells, a further well development program will be evaluated. We believe that there is potential for four additional wells to be drilled and anticipate production from these wells to commence in late 2007, subject to a positive evaluation and rig availability

PLAN OF OPERATION

Our plan of operation and business strategy is to focus on producing or near-production oil and gas properties in the Middle East and North Africa. We intend to seek niche opportunities through the contacts of our officers and directors in the region. We intend to limit our administrative and overhead expenses by seeking operating partners and participating in projects as a non-operator. We intend to use contractors or consultants as much and where possible.

As the Company has sufficient working capital, our goal during the next three months ending December 31, 2006 is to participate in the drilling of the two commitment wells in our first project in the Mubarek Field under the Participation Agreement with BGOI, and to assess and obtain additional joint venture opportunities in new regions.

The strategic overview of Sky Petroleum is as follows:

•	To identify opportunities to participate in oil and gas projects in the Middle East and North Africa through strategic participation agreements, farm-ins or joint ventures.

•	To focus initially on lower risk development or exploitation projects in areas with known oil or natural gas reserves / production and infrastructure.

•	To participate as a non-operator on projects with working operators with experience in a specific region.

•	To raise sufficient capital to fund our operations and to establish ongoing production revenue.

Our plan of operation includes the following goals during the next twelve months:

•	Fund two wells in Mubarek Field in United Arab Emirates to be drilled by BGOI. (completed)

•	Evaluate new farm-in / joint venture opportunities in the Middle East or North Africa.

•	First production from the Mubarek Field is expected (begun in third quarter of 2006)

•	Evaluate additional infill drilling locations in Mubarek Field.

•	Negotiate an agreement with BGOI on Sir Abu Nu’Ayr project and fund a work program.

There can be no assurance that we will successfully implement our business strategy or meet our goals during the next twelve months, if ever.

OVERALL PERFORMANCE

Comparability to prior periods

As discussed in the overview, the Company revised its business plan in late 2004 to seek business opportunities in other industries, including the oil and gas industry. In early 2005, the Company moved ahead with this strategy and commenced to add staff and raise capital. This plan took several months to proceed and in the second quarter of 2005, we added consultants familiar with the oil and gas business, signed a Participation Agreement to drill wells in the United Arab Emirates and commenced raising capital. In the first nine months of 2005, the operations of Sky reflect minimal general and administrative costs as we were in the early stages of its new business plan, compared to the first nine months of 2006 when we had substantial activity.

The variances in comparable financial and operating results for the three and nine months ended September 30, 2006 versus the same periods in 2005 may appear disproportionate as a result of our being relatively inactive in 2005.

Operations

During the three months ended September, 2006, we had a loss of $1,333,266 as compared to a loss of $2,589,807 during the three months ended September 30, 2005. During the third quarter of 2006, there was no revenue and expenses from operations of $1,400,230 ($2,550,385 – 2005). These expenses during the third quarter of 2006 included financing fees of nil ($1,952,571 – 2005), compensation expense of $950,793 ($176,225 – 2005), investor relations expense of $153,650 ($189,396 – 2005), professional fees of $63,324 ($168,141 – 2005), directors fees of $47,500 (nil – 2005), general expenses of $184,359 ($64,052 – 2005) and depreciation expense of $604 (nil – 2005).

During the nine months ended September, 2006, we had a loss of $4,233,910 as compared to a loss of $3,450,763 during the nine months ended September 30, 2005. During the nine months ended September 2006, there was no revenue and expenses from operations of $4,536,966 ($3,377,856 – 2005). These expenses during the nine months ended September 2006 included compensation expense of $3,351,504 ($868,405 – 2005), financing fees of $6,000 ($1,952,571 – 2005), investor relations expense of $343,630 (189,396 – 2005), professional fees of $255,348 ($195,891 – 2005), directors fees of $158,080 (nil – 2005), general expenses of $184,359 ($171,593 – 2005) and depreciation expense of $818 (nil – 2005).

We also had other income of $67,881 during the three months ended September 30, 2006 and $306,838 during the nine months ended September 30, 2006, which is primarily interest income arising from short term investments in United States Treasury Bills of the Company’s excess cash during the period. There was no interest income or expense in the three and nine months ended September 30, 2005.

Cash flows from operating activities were a negative $1,508,981 during the nine months ended September 30, 2006 as compared to a negative cash flow of $2,853,459 for the comparable period in 2005. The current negative cash flow arises from our net loss of $4,233,910 during the nine month period ended September, 2006 ($3,450,763 – 2005), offset by shares issued for consulting services of $2,577,252 ($520,000 – 2005). We used cash of $10,551,721 during the nine month period ended September 30, 2006 ($7,000,000 – 2005) related to our advances in oil and gas activities related to the Muberak project. We used cash of $543,644 in financing activities during the nine month period ended September 30, 2006, related primarily to payment of the dividends on Series A preferred stock of $577,500 during the nine months ended September 30, 2006. We received proceeds of $22,146,242 during the nine month period ended September 30, 2005, related primarily to the issuance of $11,000,000 in Series A preferred stock and $10,946,292 in common stock. Total cash decreased by $12,604,347 during the nine month period ended September 30, 2006, to $5,962,018. Total cash increased by $12,292,783 during the nine month period ended September 30, 2005, to $12,299,325.

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

As of September 30, 2006, we have raised approximately $38.0 million through private placements of shares of common stock and shares of convertible preferred stock.

As of September 30, 2006, we had current assets of $6,909,453 including cash and cash equivalents of $5,962,018. As of September 30, 2006, we had current liabilities of $295,219. We had working capital of $6,614,234 as of September 30, 2006.

As mentioned above, we have paid the $25 million commitment regarding the two well program. This is initially recorded as “Advances on the oil and gas activities” in the Companies financial statements. On January 31, 2006 Butte Gas and Oil Co commenced drilling operations commenced at the Mubarek H-2, the first of Sky Petroleum’s two infill wells on in the Mubarek Field. As of September 30, 2006, the Company has estimated the drilling costs incurred to be $25,000,000, based on information received from the operator.

The Company has an obligation to pay dividends to the holders of the Series A Preferred Stock. The dividend is 7% per annum on the balance of $11,000,000 shares outstanding. As of September 30, 2006, we paid dividends to the Series A Preferred Stock holder of $577,500.

On July 26, 2006, we announced that production at the Mubarek H2 well had stabilized at approximately 200 BOPD (barrels of oil per day).

On October 11, 2006 we announced that production had increased to 461 BOPD. This was accomplished by shutting off one zone that was contributing significant water and no oil. Actual production may be less than our forecasts or estimates.

Current production is approximately 400 BOPD. Assuming a production rate of 400 BOPD and the current Mubarek crude price of $60 per barrel, the net forecast monthly revenue to us under the terms of the Participation Agreement, after deduction of royalties and operating costs, will be approximately $400,000 per month, which be disbursed to us beginning in the fourth quarter of 2006. Actual production may be less than our forecasts or estimates.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2006. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable and dividends payable. Fair values were assumed to approximate carrying values for cash, prepaid expenses and payables because they are short term in nature and their carrying amounts approximate fair values as they are payable on demand.

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

Costs related to unproved properties and major development projects may be excluded from costs subject to depletion until proved reserves have been determined or their value is impaired. These properties are assessed periodically and any impairment is transferred to costs subject to depletion. No such impairments have been identified by management as at September 30, 2006.

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

STOCK-BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, and Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123 (R) in 2005.

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

PART II — OTHER INFORMATION

Items 1. Legal Proceedings.

None.

Item 1A. Risk Factors

As of November 14, 2006, there have been no material changes from risk factors as previously disclosed in the Company’s Form 10-KSB/A, filed April 10, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

18.1          Letter from Beckstead & Watts LLP dated November 20, 2006 Regarding Change in Accounting Principles

31.1        Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2        Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

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

Date:  November 20, 2006

By: /s/ Shafiq Ur Rahman
Shafiq Ur Rahman
Manager of Finance and Administration
(Principal Financial and Accounting Officer)

Date:  November 20, 2006