Form 10KSB
period 2006-12-31
SKY PETROLEUM, INC.
filed 2007-05-16
CIK 1183276

As filed with the Securities and Exchange Commission on May 15, 2007
File No. 333-99455

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number: 333-99455

SKY PETROLEUM, INC.

(Exact Name of Registrant as Specified in its Charter)
Nevada	32-0027992
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Congress Avenue, Suite 1540
Austin, Texas	78701
(Address of Principal Executive Offices)	(Zip Code)

(512) 687-3427

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $0.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $2,407,939

The aggregate market value of the 46,571,485 shares of the registrant’s common equity (both voting and non-voting) held by non-affiliates, based on an average bid and asked price for the registrant’s common equity on December 29, 2006 of $0.66 as quoted on the NASD Over-the-Counter Bulletin Board, was $30,737,180. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and the exhibits attached hereto contain certain statements that constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this annual report. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” occur, be taken or be achieved, identify “forward-looking” statements. Such forward-looking statements are subject to certain risks and uncertainties, both known and unknown, and assumptions, including, without limitation, the risks and uncertainties outlined under the sections titled “Risk Factors and Uncertainties” , “Description of the Business” and “Management’s Discussion and Analysis”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

Our management has included projections and estimates in this annual report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

Our primary business is to identify opportunities to either make direct property acquisitions or to fund exploration or development of oil and natural gas properties of others under arrangements in which we will finance the costs in exchange for interests in the oil or natural gas revenue generated by the properties. Such arrangements are commonly referred to as farm-ins to us, or farm-outs by the property owners farming out to us.

We were incorporated in the state of Nevada in August, 2002 as The Flower Valet. In 2004, we began to reassess our business plan and to seek business opportunities in other industries, including the oil and gas industry. On December 20, 2004, at our annual meeting of shareholders, our shareholders approved an amendment to our Articles of Incorporation, changing our name from The Flower Valet to Seaside Exploration, Inc. Subsequently, on March 28, 2005, we changed our name from Seaside Exploration, Inc. to Sky Petroleum, Inc. and began actively identifying opportunities to make direct property acquisitions and to fund exploration and development of oil and natural gas properties. Due to a change in business focus in 2005, the Company does not believe that a comparison to operating results prior to 2005 is meaningful.

On March 28, 2005, we increased our authorized capital from 100,000,000 shares of common stock, $0.001 par value per share, to 150,000,000 shares of common stock, $0.001 par value per share. On March 28, 2005, we affected a 4 for 1 forward stock-split of our issued and outstanding shares of common stock, increasing the number of shares outstanding from 6,500,000 to 26,000,000 shares. Information contained in this report gives effect to the forward split. We are also authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share, and as of December 31, 2006 we have designated 3,055,556 shares of Preferred Stock as Series A Preferred Stock, all of which are currently outstanding. The Series A Preferred Stock is convertible into 12,222,224 shares of common stock. On April 20, 2007, all 3,055,556 Series A Preferred Stock was converted into 12,222,224 shares of common stock.

We manage our business through our wholly-owned subsidiaries incorporated in Cyprus: Sastaro Limited (Sastaro) and Bekata Limited (Bekata).

____________________________________________

Sky Petroleum, Inc.
a Nevada corporation
____________________________________________
|
|      100%
____________________________________________

Bekata Limited
a Cyprus holding company
____________________________________________
|
|      100%
____________________________________________

Sastaro Limited
a Cyprus operating company
____________________________________________

Sastaro was incorporated on March 28, 2005. Bekata was incorporated on February 7, 2005.

Our principal corporate and executive offices are located at 401 Congress Avenue, Suite 1540, Austin, Texas 78701. Our telephone number is (512) 687-3427. We maintain a website at www.skypetroleum.com. Information contained on our website is not part of this report.

Mubarek Field Program

On May 18, 2005, we announced that our indirect, wholly-owned subsidiary, Sastaro, entered into a Participation Agreement (as described below) with Buttes Gas and Oil Co. International Inc. (Buttes), a wholly-owned subsidiary of Crescent Petroleum Company International Limited (Crescent) regarding an oil and gas project in the Mubarek Field area near Abu Musa Island in the Arabian Gulf (Mubarek or Mubarek Field).

In May 2005, we retained Energy Services Group Dubai (ESG) to provide an independent technical review of a project in the Mubarek Field based on an evaluation of data provided to us by Buttes. Ian Baron, a director of our company appointed in November 2005, is a founding partner of ESG. Information in this section entitled “Mubarek Field Program” is based on information contained in ESG’s report.

Overview

The Mubarek Field was discovered in 1972 and is located in about 200 feet of water 12 kilometers from Abu Musa Island offshore Sharjah, United Arab Emirates.

The field is a large anticlinal structure with about 600 feet of vertical relief and with dimensions of approximately 15 by 11 kilometers. Hydrocarbons were encountered in the Cretaceous Ilam, Mishrif and Thamama reservoirs. Only the Ilam / Mishrif reservoirs are involved in this in-fill drilling project.

AGE	FORMATION		DEPTH (FT TVDSS)	ERROR (FT)	LITHOLOGY
	SEABED		210'		
QUATERNARY					Unconsolidated Limestone
			1335'	± 50'	
MIOCENE	UPPER FARS	BAKHTYARI			Conglomerate
		GURI LIMESTONE	3205'	± 50'	Clay and Limestone with Anhydrite
			3317' (SALT 1)	± 50'	
	MIDDLE - LOWER FARS	LOWER FARS ANHYDRITIC SECTION			
			4288'	± 50'	
		SALT 1			Clays and Anhydrites with Halite
			6568'	± 50'	
		CYCLIC SALTS			Clay and Halite with Anhydrite
			7536'	± 50'	
		MASSIVE SALT			Halite
			8208'	± 50'	
PALAEOCENE - OLIGOCENE	PABDEH MARL		PM3 9680'	± 50'	Shales and Marls
			11105'	± 50'	
MAASTRICHTIAN - CAMPANIAN	GURPI SHALE				Shale
			12440'	± 50'	
SANTONIAN	DARK SHALE				
			12657'	± 50'	Limestone
	[illegible]				
			12765'	± 50'	
CENOMANIAN - ALBIAN	MISHRIF				Limestone
			13160'	± 50'	Lime Mudstone
	KHATIYAH				
			13267'	± 50'	
ALBIAN	MAUDDUD				Limestone with Shale
			TD =13500'

The area was awarded to a consortium led by Buttes in the 1970’s, and Buttes has since been involved in exploring and developing oil and gas from all or parts of the area.

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

Technical Summary

The Mubarek field was formed by salt movements related to the major Abu Musa Island salt diaper some 15 kilometers west of the field. The reservoir poro-perm characteristics of the Ilam/Mishrif are generally low and fractures play a major role in the production. Faulting appears limited, based on recent three dimensional interpretations but where it occurs, it probably facilitates water incursion into the reservoir and complicates fluid dynamics in different parts of the field. Regional knowledge suggest faulting may be more ubiquitous than currently interpreted and further work is recommended on this topic as it has a major bearing on reservoir performance.

Approximately 86 million barrels have been produced putting recovery somewhere between 20% and 30%. Given the recovery to date, the distribution of the wells and the layered nature of the reservoir, it is the view of ESG that there are significant additional recoverable oil reserves remaining in the field--hence the potential for additional in-fill wells.

There is no pressure maintenance of the reservoir and gas lift is used to enhance oil production. The early wells produced at rates of up to 22,000 bopd and achieved cumulative production of up to 22 million barrels per well. The recent wells, however, have initial production rates at 1500 - 2000 bopd with cumulative production in excess of 1 million barrels, with water cuts in the order of 50% early in the life of the well.

Extensive production facilities have been installed during the life of the field and production from the proposed wells will be processed and exported through these facilities. This is expected to enable the wells to be tied in and brought on-stream promptly. In return, an operating fee of $3 per barrel will be paid to Buttes.

Database

Our understanding of the field is based on 3D seismic, 19 wells and extensive regional knowledge. A 3D ocean bottom cable (OBC) seismic survey was carried out in 1997. The data quality is characterized as fair due to the effects of the geological section overlying the reservoir. This causes two main problems:

1.
Severe multiple interference predominantly generated from the Base Miocene Salt reflector-- The time from seabed to Base Salt is almost the same as Base Salt to Top Ilam Mishrif reservoir reflector hence the multiple frequently interferes with the most important mapping horizon; and

2.
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

Well log data over the reservoir section is available on 19 wells in the Mubarek Field. All wells show generally low porosity over the Ilam/Mishrif section, mainly less than 10%. Only 4 wells in the field have core data; however this date clearly shows that even in the better looking reservoir sections, porosity and permeability is low. Based on the well test results showing that wells tested at rates in excess of 15,000 bopd, clearly fracture porosity is playing a major role in the reservoir performance. In addition, erosion and leaching are known to have affected the Ilam/Mishrif reservoir in other fields in the area and should be expected to play a role in reservoir performance in Mubarek.

Reservoir Description

The reservoir has been described as having 19 zones which can be mapped across the field, 5 in the Ilam, 5 in the Upper Mishrif, 4 in the Middle Mishrif and 5 in the Lower Mishrif.

The zones comprise a mixture of carbonate muds and sands and there is significant lateral facies variation within these zones, which will influence fluid flow and reserve distribution. Well evidence indicates watering out of some zones confirming reservoir layering to be a significant factor in reservoir performance. A recent reservoir study has updated this zoning scheme and confirms the difficulty in reservoir prediction away from the existing well control. The 3D seismic is of no value in reservoir prediction.

It is noted that the oil water contact is put at around 13,100 feet based on calculations, as it has never been encountered. Based on knowledge from other fields in the area hydrodynamics may cause the oil water contact to be tilted from east to west. This could affect reserve distribution and volume on a field wide scale.

The static reservoir pressure data from the wells shows that there is a high level of inter-well communication. In fact, the pressure decline history of all wells through out the history of the field is very nearly identical. Matrix permeability’s generally vary from 0.1 to 10 millidarcies in both Ilam and Mishrif formations. However, interpreted test permeability’s are generally between 1 and 2 orders of magnitude higher than this range. This difference is considered to be likely to natural fracturing within the reservoir and is supported by the highly negative well bore skins calculated from well testing.

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

Well Location Selection

The objective was to select those well locations with the highest productive oil potential. The major influences on determining this included the following:

•	position on structure

•	potential net pay

•	potential well productivity

•	expected water-cut

Of the 4 well locations pre-selected for review, two locations were initially selected as being most attractive for potential oil production, the Mubarek H-2 and J-3 locations

The chosen well locations are peripheral to the central well area. It was expected that these locations would not be so pervasively fractured as compared to the wells located near to the crest of the structure. Normally, a greater intensity of fracturing would be expected at the crest of the structure than on the flanks. To some degree, a lower intensity of fracturing at the off-crest locations may decrease the productive potential of the well. However, more importantly, it decreases the possibility that the area has been swept by aquifer water thereby allowing for the potential of considerably lower water cut during the initial production period. This could result in higher overall oil rates being achieved.

Well locations were assessed with consideration to optimal net pay. However the focus of the existing well control at the crest of the field and the ubiquitous lateral variation in the reservoir layers renders prediction of net pay at new location problematic.

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

Buttes commenced drilling on the first well, Mubarek H2, on January 31, 2006, and drilling was completed during the second quarter of 2006 at a total depth of 15,020 feet (drilled depth). The Rani Woro jackup rig then moved off location to another operator for one well and subject to the terms of the Agreement was to have returned to the Mubarak Field in approximately six months to drill and complete the second Mubarak well.

The data from the first well, Mubarek H2, allowed an up-to-date assessment of the factors affecting reservoir performance in this mature field which indicated that the proposed J3 location, the second well location, should be reconsidered. The second well will now be drilled on the northwest of the field proximal to the K2 location. Mubarek K2 was drilled as a Thamama producer (a deeper gas condensate reservoir underlying the Ilam/Mishrif) and so provides good data control. Electric log readings over the Ilam/Mishrif section indicate good oil saturated reservoir and this zone has never been produced. We expect the drilling of the second well, for which funding has been paid, to commence during the second quarter of 2007. Timing will be conditional on when the rig, which has been contracted, is released from its current maintenance obligations.

Mubarek Field — Participation Agreement

Under the terms of the Participation Agreement, Sastaro has the right to participate in a share of the future production revenue by contributing up to $25 million in drilling and completion costs related to two wells in the Mubarek Field. The project targets the Ilam/Mishriff reservoir of the Mubarek Field area near Abu Musa Island in the Arabian Gulf, which we refer to as the “Concession Area”. The Participation Agreement does not grant Sastaro any interest in the Concession Area other than the right to receive a share of future production revenue.

The Participation Agreement obligated Sastaro to pay $25 million in drilling and completion costs related to two wells. If the actual drilling and completion costs are less than the amounts paid by Sastaro, Buttes will reimburse Sastaro the difference between the actual drilling and completion costs and the actual amounts paid by Sastaro. If Buttes estimates that the drilling and completion costs of the second well will increase the total drilling and completion costs of the two wells above $25 million, Sastaro will have the option, but not the obligation, to pay these additional costs. Sastaro has not exercised this option.

In addition, if Buttes decides to drill additional wells in the Concession Area, we will have the option to participate in these wells and, upon exercise of the option, will be obligated to pay 100% of the drilling and completion costs of any of these wells and will participate in the revenues in the same manner and percentages as with the Obligation Wells.

As of March 31, 2006, Sastaro paid Buttes the full $25 million commitment under the terms of the Participation Agreement. Buttes spudded the first well on January 31, 2006.

In exchange for the payment obligations described above, Sastaro will receive:

•	75% of the combined production revenue from the two wells, if any, until Sastaro has been reimbursed its total investment;

•	thereafter, 40% of the combined production revenue from the two wells, if any, until Sastaro has been reimbursed twice its total investment; and

•	thereafter, 9.2% of the combined production revenue from the two wells, if any, until the expiration of the Participation Agreement, as described below.

•	less: (i) a 14.5% contribution to royalty obligations, (ii) $3 per barrel of crude oil for operating costs and (iii) certain other costs.

•	Buttes will be responsible for carrying out all drilling and completion work related to the wells.

If the drilling and completion costs of the first two wells exceed $25 million and those excess costs have been paid by Buttes, then the payments to Sastaro described above will be decreased proportionately. Rising or unforeseen costs related to drilling and technical engineering may increase the cost related to drilling and completing the wells. As of December 31, 2006, the drilling and completion costs for the Mubarek H2 well totaled $12,710,001 and the capital preadvanced drilling costs for the Mubarek K2 well are $12,289,999.

Sastaro may assign its rights and obligations under the Participation Agreement unless the proposed assignee would materially impact the business and affairs of Buttes.

The term of the Participation Agreement shall continue until the Mubarek Field has reached the end of its economic life as determined by Buttes or until otherwise terminated under the terms of the Participation Agreement.

In January 2006, we announced that Buttes signed a contract with P.T. Apexindo Pratama Duta Tbk (JSX: APEX), an Indonesian oil and gas drilling company, to drill the first of two obligation wells using the Rani Woro jackup rig. The Rani Woro can operate to a water depth of 350 feet and has a 25,000 foot drilling capacity. Buttes spudded the first well on January 31, 2006.

On January 4, 2007, we were advised by Buttes that the Rani Woro will go to dry dock for maintenance and inspection in order to retain its maritime class certificate. This delay means that the second obligation well, designated Mubarek K2-ST3, with a 45-day drilling program, will not spud until the second quarter of 2007, subject to release of the rig from its current maintenance obligations.

Compensation Agreement

On May 18, 2005, we entered into a Compensation Agreement with Paraskevi Investment Company S.A. (Paraskevi) pursuant to which Paraskevi will provide certain advisory services to us in connection with the Participation Agreement in exchange for 1 million shares of our common stock. Under the Compensation Agreement, we are required:

•	to issue to Paraskevi 500,000 shares of the Company’s common stock upon the signing of the definitive Participation Agreement; and

•
to issue to Paraskevi an additional 500,000 shares of the Company’s common stock once Sastaro provides US$12.5 million of funding to Buttes for drilling costs for the H2 well pursuant to the Participation Agreement and the first well spuds.

We issued Paraskevi 500,000 shares of common stock under the terms of the Compensation Agreement in connection with the signing of the Participation Agreement, and an additional 500,000 shares of common stock were issued on February 6, 2006 after the H2 well spudded on January 31, 2006.

Mubarek H2 Well Testing

The first well, Mubarek H2, was completed during the second quarter of 2006 at a total depth of 15,020 feet (drilled depth). Initial logging of the well indicated good oil saturations over more than 100 feet in the Ilam/Mishrif reservoir section and the well was cased to enable testing of these zones. Buttes reported that the well was perforated over 6 zones totaling 129 feet, as two separate tests. The lowest zone was perforated over a 27 foot interval which proved to be water bearing and was sealed off. The second test comprised perforations over 5 zones totaling 102 feet. Testing of this second interval is continuing through the field production facilities.

During initial testing, the well flowed in an unstable manner with a high water cut making accurate measurements difficult due to surging of the well. During periods when the well was flowing in a stable fashion, rates of 168 bopd and 2259 barrels of water per day (bwpd) were recorded. These measurements are based on only limited testing over a period of approximately one month. On July 26, 2006, we announced that production at the H2 well had stabilized at 200 bopd. We believe that production will remain stable. On October 11, 2006 we announced that production had increased to 461 bopd. This was accomplished by shutting off one zone that was contributing significant water and no oil.

Production from Mubarek H2 has ranged between 650 and 150 bopd and is currently producing at 150 bopd. In 2006, the Mubarek H2 well produced more than 62,000 barrels of oil, averaging approximately 275 barrels per day. Since the beginning of March 2007, the Mubarek H2 well has declined to approximately 150 bopd. If the current level of production of 150 bopd were to continue and assuming a Murban crude price of $60 per barrel, the net forecast monthly revenue to Sky Petroleum under the terms of the Participation Agreement, after deduction of royalties and operating costs, will be approximately $165,000 per month. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Sir Abu Nu’Ayr Island Project

Pursuant to the Participation Agreement, we have the right of first refusal to participate in an exploration program to be conducted by an affiliate of Buttes Gas and Oil, in a concession located in the offshore waters around Sir Abu Nu’Ayr Island. The island of Sir Abu Nu’Ayr, which sits in the center of the concession area, is part of the Emirate of Sharjah but is located in the offshore territory of Abu Dhabi. We are hopeful that negotiations will commence with this affiliate of Buttes Gas and Oil with respect to Sir Abu Nu’Ayr within the next six months.

Employees and Consultants

As of December 31, 2006, we have retained the services of the following consultants and employees:

•	Michael Noonan serves as our Vice President, Corporate, and Secretary, under a consulting agreement;

•	Brent Kinney serves as our Chief Executive Officer, under an employment agreement; and

•	Shafiq Ur Rahman serves as our Manager of Finance and Administration, under an employment agreement.

The Company does not currently carry key-man life insurance on key management. We also have a consulting agreement with ESG to provide technical services. Ian Baron, a director of our company, is a founding partner of ESG.

On January 30, 2007 we entered into a letter agreement with virtualcfo, Inc. (d/b/a/ vcfo), engaging the services of vcfo to provide oversight and guidance to our finance and accounting team. Under the Agreement, Mike Churchill, a Senior CFO at vcfo, has been assigned to us and will provide CFO level support, including assisting with operational and public reporting requirements, oversight and guidance of finance and accounting matters, and such other assistance as needed by our finance and accounting team.

Finally, under their separation agreements, Dan Meyer, James Screaton and Donald Cameron are obligated to offer consulting services to us relating to their former positions with Sky Petroleum on an as-needed basis, and subject to the terms of their separation agreements.

We have no other employees or consultants. In order to control costs and limit the number of our administrative personnel, we anticipate that we will retain consultants to provide or that our consultants will provide administrative type services until we are able to generate sufficient revenues from operations, if any, to hire personnel.

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

Government regulation

The operations of Buttes on the Ilam-Mishrif reservoir project in Sharjah, United Arab Emirates are subject to governmental regulation applied through the Sharjah Supreme Petroleum Council (SPC). The SPC controls well permitting and ensures operations are carried out in compliance with all applicable environmental and other regulation. Royalty payments and taxation as well as monitoring of oil liftings also come under the jurisdiction of the SPC.

RISK FACTORS

There are many factors that affect our business, prospects, liquidity and the results of operations, some of which are beyond the control of the company. The following is a discussion of some, but not all, of these and other important risk factors that may cause the actual results of our operations in future periods to differ materially from those currently expected or desired. Additional risks not presently known to management or risks that are currently believed to be immaterial, but which may become material, may also affect our business, prospects, liquidity and results of operations. Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business. Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

Risks related to our company and the oil and natural gas industry

Our future performance is difficult to evaluate because we have a limited operating history.

We were incorporated in August 2002 and we began to implement our current business strategy in the oil and gas industry in the beginning of 2005. As a result, we have little historical financial and operating information available to help you evaluate our performance or an investment in our common stock. See “Financial Statements.”

Because of our historical losses and expected losses in the future, it will be difficult to forecast when we will achieve profitability, if ever.

We incurred net losses of $10,414,635 and $1,821,300 in the years ended December 31, 2006, and 2005, respectively. As of December 31, 2006, we had an accumulated deficit of $13,036,395. We may incur losses for the year ending December 31, 2007.

We have only nominal control over the timing or scope of the work done on the Mubarek Field project and are dependent on Buttes Gas and Oil to advance production.

We have only nominal control over the drilling of the wells and after the initial two obligation wells and no control over the timing of decisions to drill new wells at the Mubarek Field. Buttes is responsible for all drilling, field operations and related administrative services related to the wells. We are dependent on the rig contractor honoring its contract and to move the rig to the selected location on its demobilization from dry-dock. There is no assurance that the rig under contract will receive its class certificate on the completion of maintenance currently being carried out. We are dependent on Buttes to successfully develop the wells at the Mubarek Field in conjunction with our technical advisers. The decisions of Buttes to develop or otherwise exploit sites at the Mubarek Field will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. If Buttes fails to successfully develop the wells or when production at the Mubarek Field becomes uneconomic, we lose our investment in Mubarek Field.

We may experience instability in production, if any, from the wells at Mubarek and results may be less than anticipated.

Production from Mubarek H2 has ranged between 650 and 150 bopd and is currently producing at 150 bopd. In 2006, the Mubarek H2 well produced more than 62,000 barrels of oil, averaging approximately 275 barrels per day. Since the beginning of March 2007, the Mubarek H2 well has declined to approximately 150 bopd. If the current level of production of 150 bopd were to continue and assuming a Murban crude price of $60 per barrel, the net forecast monthly revenue to Sky Petroleum under the terms of the Participation Agreement, after deduction of royalties and operating costs, will be approximately $165,000 per month. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any. .

We depend on our executive officers for critical management decisions and industry contacts.

We are dependent upon the continued services of Brent Kinney, our chief executive officer, Mike Churchill, our principal financial and accounting officer, Michael Noonan, our vice president, corporate and secretary, and Ian Baron, our vice president of exploration and production, who have significant experience in the oil and gas industry. We do not carry key person insurance on their lives. The loss of the services of either of our executive officers, through incapacity or otherwise, would be costly to us and would require us to seek and retain other qualified personnel.  See “Management.”

A substantial or extended decline in oil and natural gas prices could reduce our future revenue and earnings.

The price we receive for future oil and natural gas production will heavily influence our revenue, profitability, access to capital and rate of growth. Oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile and currently oil and natural gas prices are significantly above historic levels. These markets will likely continue to be volatile in the future and current prices for oil and natural gas may decline in the future. The prices we may receive for any future production, and the levels of this production, depend on numerous factors beyond our control. These factors include the following:

•	changes in global supply and demand for oil and natural gas;

•	actions by the Organization of Petroleum Exporting Countries, or OPEC;

•	political conditions, including embargoes, which affect other oil-producing activities;

•	levels of global oil and natural gas exploration and production activity;

•	levels of global oil and natural gas inventories;

•	weather conditions affecting energy consumption;

•	technological advances affecting energy consumption; and

•	prices and availability of alternative fuels.

Lower oil and natural gas prices may not only decrease our future revenues but also may reduce the amount of oil and natural gas that we can produce economically. A substantial or extended decline in oil or natural gas prices may reduce our earnings, cash flow and working capital and may subject us to full cost ceiling impairment.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could substantially increase our costs and reduce our profitability.

Oil and natural gas exploration is subject to numerous risks beyond our control; including the risk that drilling will not result in any commercially viable oil or natural gas reserves. Failure to successfully discover oil or natural gas resources at the Mubarek Field may result in the entire loss of the funds we advance to Buttes. The decisions of Buttes to develop or otherwise exploit sites at the Mubarek Field will depend in part on the evaluation of resource estimates based on assumptions that may turn out to be inaccurate.

The total cost of drilling, completing and operating wells will be uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomic. Further, many factors may curtail, delay or cancel drilling, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements;

•	pressure or irregularities in geological formations;

•	shortages of or delays in obtaining equipment and qualified personnel;

•	equipment failures or accidents;

•	adverse weather conditions;

•	reductions in oil and natural gas prices;

•	limitations in the market for oil and natural gas.

We may incur substantial losses and be subject to substantial liability claims as a result of our oil and natural gas operations.

The Mubarek Field operations will be subject to risks associated with oil and natural gas operations.  Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect the payment of production revenues from the wells, if any. The oil and natural gas exploration activities of Buttes will be subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

•	environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater contamination;

•	abnormally pressured formations;

•	mechanical difficulties, such as stuck oilfield drilling and service tools and casing collapse;

•	fires and explosions;

•	personal injuries and death; and

•	natural disasters.

Any of these risks could adversely affect our ability to operate or result in substantial losses to the Mubarek Field operations. These risks may not be insurable or Buttes may elect not to obtain insurance if the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event that is not fully covered by insurance occurs, it could adversely affect us.

Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production.

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder access to oil and natural gas markets or delay production, if any, at the wells. The availability of a ready market for our future oil and natural gas production will depend on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Buttes may be required to shut-in wells for a lack of a market.

We are subject to complex laws that can affect the cost, manner and feasibility of doing business thereby increasing our costs and reducing our profitability.

Development, production and sale of oil and natural gas are subject to laws and regulations. Matters subject to regulation include:

•	permits for drilling operations;

•	reports concerning operations;

•	spacing of wells;

•	unitization and pooling of properties; and

•	taxation.

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

The market price of our common stock has ranged from a high of $3.20 and a low of $0.60 during the twelve-month period ended December 31, 2006. See “Market for Common Equity and Related Shareholder Matters.” We cannot assure you that the market price of our common stock will not significantly fluctuate from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse affect on our business, operating results and financial condition.

Legislation, including the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract officers and directors.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations, which govern publicly-held companies. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the Securities and Exchange Commission that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.

Broker-dealers may be discouraged from effecting transactions in our common stock because our common shares considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the OTCBB during the period from November 6, 2003 to December 31, 2006, ranged between a high of $3.20 and a low of $0.60 per share, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

A broker-dealer selling penny stock to anyone other than an established customer or “accredited investor,” generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

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

ITEM 3.	LEGAL PROCEEDINGS

Neither we nor any of our properties is currently subject to any material legal proceedings or other regulatory proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the Over The Counter Bulletin Board (OTCBB), which is sponsored by the National Association of Securities Dealers (NASD). The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network, which provides information on current “bids” and “asks” as well as volume information. The OTCBB is not considered a “national exchange.” Our common shares commenced trading on the OTCBB on November 3, 2003.

The high and low bid quotations of our common stock on the OTC Bulletin Board as reported by the NASD were as follows:

Period	High	Low

2007

First Quarter	$0.78	$0.45

2006

First Quarter	$2.80	$1.56
Second Quarter	$3.20	$0.91
Third Quarter	$1.66	$0.63
Fourth Quarter	$1.07	$0.60

2005

First Quarter	$1.28	$1.28
Second Quarter	$1.09	$0.54
Third Quarter	$1.72	$0.97
Fourth Quarter	$2.20	$1.55

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As of December 29, 2006, the closing bid quotation for our common stock was $0.68 per share as quoted by the NASD OTCBB. As of May 14, 2007, the closing bid quotation for our common stock was $0.44 per share as quoted by the NASD OTCBB.

Holders

As of December 31, 2006, we had 46,571,485 shares of common stock issued and outstanding, held by 141 registered shareholders.

Dividends

The declaration of dividends on our common shares is within the discretion of our board of directors and will depend upon the assessment of, among other factors, results of operations, capital requirements and the operating and financial condition of Sky Petroleum. The Board has never declared a dividend on the common shares. At the present time, we anticipate that all available funds will be invested to finance the growth of our business.

In April, 2006, we paid a dividend of $192,500 to the holders of the Series A Preferred Stock, related to the first quarter of 2006; in June 2006, we paid a dividend of $192,500 to holders of the Series A Preferred Stock, related to the second quarter of 2006; in October 2006, we paid a dividend of $192,500 to holders of the Series A Preferred Stock, related to the third quarter of 2006; in December 2006, we paid a dividend of $192,500 to holders of the Series A Preferred Stock, related to the fourth quarter of 2006. On April 20, 2007, all 3,055,556 Series A Preferred Stock was converted into 12,222,224 shares of common stock. The Company no longer has obligations to pay dividends on the Series A Preferred Stock.

Given our recent change in business, we do not believe that a performance graph comparing yearly percentage change with a market index is relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,383,333	1.10	1,273,815
Equity compensation plans not approved by security holders(2)	800,000	1.00	--
TOTAL	4,183,333	1.08	1,273,815

(1)
We have two stock option plans: a stock incentive plan for non-U.S. residents and a stock incentive plan for U.S. residents. Our stock incentive plan for non-U.S. residents authorizes the issuance of stock options to acquire up to 10% of our issued and outstanding shares of common stock and our stock incentive plan for U.S. residents authorizes the issuance of stock options to acquire up to a maximum of 4,657,148 shares of common stock (less the number of shares issuable upon exercise of options granted by the us under all other stock incentive plans on the date of any grant under the plan). As of December 31, 2006, 800,000 options were granted under the U.S. plan and 2,583,333 options were granted under the non-U.S. plan.

(2)
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

Adoption of Non-U.S. Stock Option Plan

On July 26, 2005, we adopted, and on July 31, 2006 our shareholders approved, the Sky Petroleum, Inc. Non-U.S. Stock Option Plan, effective as of April 1, 2005. The Non-U.S. Plan authorizes the issuance of stock options to acquire up to 10% of our issued and outstanding shares of common stock. The purpose of the Non-U.S. Plan is to aid us in retaining and attracting Non-U.S. residents that are capable of enhancing our prospects for future success, to offer such personnel additional incentives to exert maximum efforts for the success of our business, and to afford such personnel an opportunity to acquire a proprietary interest in the company through stock options. Our Compensation Committee administers the Non-U.S. Plan and determines the terms and conditions under which options to purchase shares of our common stock may be awarded. The term of an option granted under the Non-U.S. Plan cannot exceed seven years and the exercise price for options granted under the Non-U.S. Plan cannot be less than the fair market value of our common stock on the date of grant.

Adoption of 2005 U.S. Stock Incentive Plan

On August 25, 2005, we adopted, and on July 31, 2006 our shareholders approved, the Sky Petroleum, Inc. 2005 U.S. Stock Incentive Plan for U.S. residents. The U.S. Plan authorizes the issuance of stock options and other awards to acquire up to a maximum of 3,321,600 shares of our common stock (less the number of shares issuable upon exercise of options granted by us under all other stock incentive plans on the date of any grant under the plan). The purpose of the U.S. Plan is to aid the Company in retaining and attracting U.S. personnel capable of enhancing our prospects for future success, to offer such personnel additional incentives to exert maximum efforts for the success of our business, and to afford such personnel an opportunity to acquire a proprietary interest in the company through stock options and other awards. The U.S. Plan provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), options that are not incentive stock options, stock appreciation rights and various other stock-based grants. Our Compensation Committee administers the U.S. Plan and determines the terms and conditions under which options to purchase shares of our common stock or other awards may be granted to eligible participants. The term of an incentive stock option granted under the U.S. Plan cannot exceed ten years and the exercise price for options granted under the U.S. Plan cannot be less than the fair market value of our common stock on the date of grant.

Sales of Unregistered Securities

On February 7, 2006, we issued 500,000 shares of common stock to Paraskevi pursuant to the terms of our Compensation Agreement, dated May 18, 2005. The additional shares were issued in connection with advisory services provided to the Company in regard to our Participation Agreement with Buttes. Under the Compensation Agreement, we were obligated to issue the additional 500,000 shares once Sastaro provided US$12.5 million of funding to Buttes for drilling costs and the Mubarek H2 well spudded.

Repurchase of Securities

During 2006, neither us nor any of our affiliates repurchased common shares of the Company registered under section 12 of the Exchange Act of 1934, as amended.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors and Uncertainties” and elsewhere in this prospectus.

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

In addition, certain statements made in this report may constitute “forward-looking statements”. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, the success of the proposed infill drilling programs, our ability to access opportunities, the contemplated continued production at the Mubarek Field, our expectations related to the Sir Abu Nu’Ayr Island Project, the competitive environment within the oil and gas industry, the extent and cost effectiveness with which we are able to implement exploration and development programs in the oil and gas industry, obtaining drilling equipment on a timely fashion, commodity price risk, and the market acceptance and successful technical and economic implementation of our intended plan. See “Forward-Looking Statements”.

Overview

We are an oil and gas exploration company, with the primary focus of seeking opportunities where discoveries can be appraised rapidly and advanced either by using existing infrastructure or by entering into arrangements with joint-venture partners.

As part of our business strategy, we, through our wholly-owned subsidiary, Sastaro, entered into a Participation Agreement for the financing of a drilling program in the Mubarek field, an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf, with Buttes Gas and Oil Co. International Inc., (Buttes) a wholly-owned subsidiary of Crescent Petroleum Company International Limited. Under the terms of the Participation Agreement, Sastaro has the right to participate in a share of the future production revenue by contributing $25 million in drilling costs related to two wells in an off-shore oil and gas project in the United Arab Emirates. The Participation Agreement does not grant Sastaro any interest in the concession area. Sastaro’s rights are limited to receiving a share of future production revenue, if any.

Phase I: We performed an independent review of existing data on the Ilam/Mishrif reservoir of the Mubarek Field area near Abu Musa Island in the Arabian Gulf. The review included geological, geophysical and reservoir engineering re-interpretation and analysis. In the first quarter of 2006, the Company fulfilled its commitment under the Participation Agreement by paying the remaining $10,500,000 of the required contribution under the agreement. In addition, the operator of the drilling program, Buttes secured a drilling rig, and drilling on the first well, Mubarek H2 commenced on January 31, 2006, and was completed during the second quarter of 2006 at a total depth of 15,020 feet (drilled depth). Initial logging of the well indicated good oil saturations over more than 100 feet in the Ilam/Mishrif reservoir section and the well was cased to enable testing of these zones. Buttes reported that the well was perforated over 6 zones totaling 129 feet, as two separate tests. The lowest zone was perforated over a 27- foot interval, which proved to be water bearing and was sealed off. The second test comprised perforations over 5 zones totaling 102 feet. Testing of this second interval is continuing through the field production facilities.

Based on initial testing, the well flowed in an unstable manner with a high water cut making accurate measurements difficult due to surging of the well. During periods when the well was flowing in a stable fashion, rates of 168 bopd and 2259 bwpd were recorded. These measurements are based on only limited testing over a period of approximately one month. On July 26, 2006, we announced that production at the H2 well had stabilized at 200 bopd. We believe that production will remain stable. On October 11, 2006 we announced that production had increased to 461 bopd. This was accomplished by shutting off one zone that was contributing significant water and no oil.

Production from Mubarek H2 has ranged between 150 and 650 bopd. We may not be able to stabilize production from the first well and production could drop below current rates due to the unstable nature of the well. Other wells in which we may participate in this area may likewise suffer from similar instabilities and inconsistency in production.

Production from Mubarek H2 has ranged between 650 and 150 bopd and is currently producing at 150 bopd. In 2006, the Mubarek H2 well produced more than 62,000 barrels of oil, averaging approximately 275 barrels per day. Since the beginning of March 2007, the Mubarek H2 well has declined to approximately 150 bopd. If the current level of production of 150 bopd were to continue and assuming a Murban crude price of $60 per barrel, the net forecast monthly revenue to Sky Petroleum under the terms of the Participation Agreement, after deduction of royalties and operating costs, will be approximately $165,000 per month. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Phase II: The data from the first well, Mubarek H2, allowed an up-to-date assessment of the factors affecting reservoir performance in this mature field which indicated that the proposed J3 location, the second well, should be reconsidered. The second well will now be drilled on the northwest of the field proximal to the K1 location. Mubarek K1 was drilled as Thamama producer (a deeper gas condensate reservoir underlying the Ilam/Mishrif) and electric log readings over the Ilam/Mishrif section indicate good oil saturated reservoir. We expect the drilling of the second well, for which funding has been paid, to commence during the second quarter of 2007. Timing will be conditional on when the rig, which has been contracted, is released from its maintenance schedule.

On completion of the second obligation well, a further well development program will be evaluated.

Change in Accounting Principle and Restatement of 2005 Financial Statements

During the fourth quarter 2006, the Company changed its accounting for investments in oil and gas activities from a “cost recovery” approach to the “full cost” method. In accordance with SFAS No. 154, “Accounting Changes and Corrections of Accounting Errors — A Replacement of Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3", changes in accounting policy should be made through retrospective application of the new policy to all prior periods presented. However, due to the lack of drilling results through September 30, 2006, the correction of this error had no impact on income from continuing operations, net income, total assets, or cash flows for any of the Company’s previously filed financial reports. See Note 7 to the Company’s consolidated financial statements under the section heading “Financial Statements”.

During the first quarter of 2007, our management also determined that restatement of certain amounts and balances presented in our 2005 historical financial statements was required. Those restatements relate to (i) the improper expensing, as share based compensation, of the value of common shares issued to Paraskevi in 2005, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by Paraskevi, (ii)errors made in various valuation assumptions used in the calculation of share based compensation associated with stock options issued in 2005 and (iii) the incorrect expensing of direct offering costs incurred in 2005 that should have been offset against the related offering proceeds. Please review Note 9 to the Company’s consolidated financial statements under the section heading “Consolidated Financial Statements”.

We intend to specifically amend our previously filed Annual Report on Form 10-KSB for the year ended December 31, 2005 and previously filed Quarterly Reports on Form 10-QSB for each of the quarters for the years ended 2005 and 2006 as soonas practicable.

The following table presents the effect of the restatements made to the Company’s previously reported consolidated statement of operations for the year ending December 31, 2005 and its consolidated balance sheet at December 31, 2005:

	For the year ended December 31, 2005
	Previously Reported	Adjustments	Restated

Statement of Operations:
Share based compensation	$996,015	$(680,211)	$315,804
Offering expenses	3,522,076	(3,522,076)	0
Net operating loss	(6,026,132)	4,202,286	(1,823,846)
Net loss	(6,023,584)	4,202,284	(1,821,300)
Net loss per share, basic and fully diluted	(.20)	0.14	(.06)

	As of December 31, 2005
	Previously Reported	Adjustments	Restated
Balance sheet
Investment in oil and gas properties, net	$14,500,000	$520,000	$15,025,000
Total assets	33,066,364	520,000	33,586,364
Additional paid-in capital	46,456,381	11,224,868	35,231,513
Accumulated Deficit	(6,054,044)	4,202,284	(1,851,760)
Total liabilities and stockholders’ equity	33,066,364	520,000	33,586,364

Recap of Adjustments by Quarter for 2005:

	First Quarter 2005	Second Quarter 2005	Third Quarter 2005	Fourth Quarter 2005
Investment in oil and gas properties	$–	$520,000	$–	$–

Offering expenses
Preferred Stock offering	–	–	1,126,840	–
Common Stock offering	–	–	825,731	1,569,505

Share based compensation	–	–	–	680,211
Total		520,000	1,952,571	2,249,716

Comparison of 2006 Statement of Operations to 2005 Restated Statement of Operations

During the year ended December 31, 2006, we had a net operating loss of $10,792,346 as compared to a net operating loss of $1,823,846 during the year ended December 31, 2005. The increase in operating loss was due mainly to increased expenses relating to our initial results from the drilling of the first well at Mubarek under our Participation Agreement. During 2006, the Company earned oil revenues of $2,407,939 (compared to $nil in 2005) and expenses from operations of $13,200,285 (compared to $1,823,846 in 2005). The increase in revenues in 2006 was due to the initial oil production from the first Mubarek well. Expenses during 2006 (compared to expenses during 2005) included lease operating expense of $139,921 ($nil), depletion and depreciation of $3,612,348 ($nil), an impairment charge of $5,180,892 ($nil), consulting services of $732,305 ($444,986), share based compensation of $1,829,439 ($315,804), related party compensation expenses of $210,000 ($124,507), and general and administrative expense of $1,495,380 ($938,549). The increase in lease operating expense and depletion and depreciation related exclusively to the initial oil production from the first Mubarek well during 2006. The 2006 impairment charge was recorded as a result of lower recoverable reserves from the Mubarek H2 well estimated as of December 31, 2006. The reserve report was prepared by ESG, an entity considered to be an affiliate of the Company due to a mutual officer and director having ownership in ESG. The increase in share based compensation in 2006 was because the majority of the stock options were issued late in 2005 and few of them had any significant vesting during 2005 as compared to a full year of vesting and the related amortization expense for vested stock options during 2006.

Plan of Operation

Our plan of operation and business strategy is to focus on producing or near-production oil and gas properties in the Middle East, North Africa and the Former Soviet Union (FSU). We intend to seek niche opportunities through the contacts of our officers and directors in the region. We intend to limit our administrative and overhead expenses by seeking operating partners and participating in projects as non-operator. We intend to use contractors or consultants as much and where possible.

As the Company has sufficient working capital, our goal during the next twelve months ending December 31, 2007 is to complete the second commitment well in our first project in the Mubarek Field under the Participation Agreement with Buttes, and to assess and obtain additional joint venture opportunities in new regions.

The strategic overview of Sky Petroleum is as follows:

•	To identify opportunities to participate in oil and gas projects in the Middle East, North Africa and FSU through strategic participation agreements, farm-ins or joint ventures.

•	To focus initially on lower risk development or exploitation projects in areas with known oil or natural gas reserves / production and infrastructure.

•	To participate as a non-operator on projects with working operators with experience in a specific region.

•	To raise sufficient capital to fund our operations and to establish ongoing production revenue.

Our plan of operation includes the following goals during the next twelve months:

•	Complete the second well at the Mubarek Field in United Arab Emirates to be drilled by Buttes.

•	Evaluate new farm-in / joint venture opportunities in the Middle East, North Africa and FSU.

•	Production from the second well at the Mubarek Field is expected.

•	Evaluate additional infill drilling locations in Mubarek Field.

•	Negotiate an agreement with Buttes on Sir Abu Nu’Ayr project and fund a work program.

There can be no assurance that we will successfully implement our business strategy or meet our goals during the next twelve months, if ever.

Liquidity and Capital Resources

A component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing to fund future additional projects. Our only source of internal operating cash flow, if any, will be derived from our participation interest in the Mubarek Field, if the project is successful. We are currently receiving approximately $165,000 per month, depending on oil price, in production revenue from our interests in the H2 well, assuming production of 150 barrels of oil per day.

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

As of December 31, 2006 we have raised approximately $38.0 million through private placements of shares of common stock and shares of convertible preferred stock as well as through the conversion of convertible debt.

Net cash used by operating activities during the year ended December 31, 2006 was $1,514,989 as compared to $1,343,069 for the comparable period in 2005. Total assets as of December 31, 2006 were $25,213,373 compared to restated total assets of $33,586,364 as of December 31, 2005. Stockholder’s equity as of December 31, 2006 was $25,077,596 compared to restated stockholder’s equity of $33,423,936 as of December 31, 2005. The decrease in assets was primarily due to (i)increased accumulated depletion and depreciation due to the initial production from the first Mubarek well in 2006 and (ii)an impairment charge recorded in 2006 resulting from lower recoverable reserves from the Mubarek H2 well estimated as of December 31, 2006.

As of December 31, 2006, we had current assets of $7,503,079 including cash and cash equivalents of $5,810,763 of which $5,300,000 was held in certificates of deposit. We had current liabilities of $135,777 and we had total stockholder’s equity of $25,077,596.

During the year ended December 31, 2005, we had the following material transactions affecting our liquidity and capital resources.

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

In May, 2005, we advanced $2 million to Sastaro to fund its initial commitment to Buttes under the Participation Agreement.

In June 2005, we received various bridge loans totaling $1,500,000 due on demand and bearing interest at a rate of 8%. Proceeds from the loans were used to meet funding commitments to Buttes under the Participation Agreement. We repaid these bridge loans in August 2005, as described below.

In July, 2005, we received additional bridge loans totaling $2.45 million dollars due on demand and bearing interest at a rate of 8%. Proceeds from loans were used to meet funding commitments to Buttes under the Participation Agreement. We repaid these bridge loans in August 2005, as described below.

On July 26, 2005, we issued a total of 1,716,687 shares of common stock, which included the 1,150,000 shares of common stock issuable pursuant to the subscriptions we accepted during the quarter ended June 30, 2005, and an additional 566,681 shares of common stock issuable at $0.80 per share to raise approximately $453,350 (less a finder’s fees of 10%). We filed a registration statement with the Securities and Exchange Commission to register the resale of these securities.

In August, 2005, we accepted subscriptions to purchase 8,841,178 shares of common stock at $0.80 per share for total proceeds of approximately $7,072,942 (less finder’s fees) and issued a treasury order to our transfer agent. Our transfer agent delivered the shares to the investors on September 9, 2005. The holders of the bridge loans in the principal amount of $2,950,000 plus interest of $28,284 described above subscribed for shares of common stock in the private placement. In addition, a portion of the proceeds from this private placement were used to repay the remaining notes payable. This included notes of $200,000 and bridge loans of $1,000,000 that were issued in July, 2005. Interest of $15,408 was paid on these notes in August. We filed a registration statement with the Securities and Exchange Commission to register the resale of these securities.

In August 2005, we accepted for cancellation 12,000,000 shares of common stock from Daniel Meyer, a director. Mr. Meyer agreed to allow the Company to repurchase these shares.

On September 20, 2005 we issued 3,055,556 shares of Series A Preferred Stock to one investor at a price per share of $3.60 for aggregate gross proceeds to us of $11,000,000. Each share of Series A Preferred Stock is initially convertible into four of our shares of Common Stock, subject to adjustment for stock splits, recapitalization or other reorganizations. In addition, the Series A Preferred Stock have broad-based weighted average anti-dilution protection that will cause the conversion price to adjust downward in the event that we issue shares of Common Stock or securities convertible into Common Stock at a price of less than the conversion price of the Series A Preferred Stock then in effect. The shares of Series A Preferred Stock may be converted into Common Stock at the option of the holder. In addition, at any time after the closing bid price for our Common Stock on the NASD OTCBB or the primary United State exchange on which the Common Stock is then traded exceeds $3.00 during any five consecutive trading days, we may, at our sole option, convert the Series A Preferred and any accrued but unpaid dividends into Common Shares at the then-applicable conversion price by providing written notice of such conversion to the holders of the Series A Preferred; provided that there is an effective registration statement under the Securities Act registering the resale of the Common Stock to be issued upon such conversion. Each share of Series A Preferred Stock is entitled to receive a dividend of 7% per annum prior and in preference to our Common Stock. The dividend begins to accrue on December 30, 2005 and will be payable quarterly thereafter. The dividend is cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series A Preferred Stock will be entitled to receive an amount equal to any accrued and unpaid dividend prior and in preference to any distributions to the holders of the Common Stock. Thereafter, the holders of the Series A Preferred Stock will be entitled to participate in distributions on an as converted to Common Stock basis. The holders of the Series A Preferred Stock are entitled to elect one director to the Company’s board of directors. In addition, the holders of the Series A Preferred Stock shall vote on all other matters on an “as converted” to Common Stock basis. In April, 2006, we paid a dividend of $192,500 to the holders of the Series A Preferred Stock, related to the first quarter of 2006; in June 2006, we paid a dividend of $192,500 to holders of the Series A Preferred Stock, related to the second quarter of 2006; in October 2006, we paid a dividend of $192,500 to holders of the Series A Preferred Stock, related to the third quarter of 2006; in December 2006, we paid a dividend of $192,500 to holders of the Series A Preferred Stock, related to the fourth quarter of 2006. On April 20 2007, we issued 12,222,224 shares of common stock upon the conversion of all 3,055,556 shares of Series A Preferred Stock. The Company is no longer obligated to make dividend payments on any Series A Preferred Stock.

On December 16, 2005, we issued a treasury order to issue 12,722,224 shares of unregistered common stock at a price of $1.00 per share from investors for aggregate gross proceeds of $12,722,224. Certain individuals served as placement agents for this offering and received payments equal to 10% of the funds raised by such placement agent. We granted registration rights to each of the investors and filed a registration statement to register the shares.

As of December 31, 2005, we had no outstanding loans and current liabilities of $162,424.

For the year ended December 31, 2006, we completed the following transactions that had a material affect on our liquidity and capital resources.

On February 7, 2006, we issued 500,000 shares valued at $975,000 as share based capitalized compensation under the terms of a Compensation Agreement dated May 18, 2005 with Paraskevi Investment Company S.A.

On February 7, 2006, we, through our subsidiary, Sastaro, paid $3.5 million to Buttes in accordance with the terms of the Participation Agreement, which required payment on the spudding of the first well. Buttes spudded the first well on January 31, 2006. An additional $3.5 million was paid on February 28, 2006 and another $3.5 million was paid on March 24, 2006. Sastaro may, at its election, make an additional contribution to maintain its full interest in the revenue from the wells if actual costs exceed initial estimates.

As mentioned above, we have paid the $25 million commitment regarding the two well programs. This is initially recorded as “Investment in oil and gas properties” in the Company’s financial statements. On January 31, 2006 Buttes commenced drilling operations commenced at the Mubarek H2, the first of Sky Petroleum’s two infill wells on in the Mubarek Field. The Company follows the full cost method of accounting for its oil and gas operations whereby exploration and development expenditures are capitalized. Such costs may include geological and geophysical, drilling, equipment and technical consulting directly related to exploration and development activities. Costs related to unproved properties and major development projects may be excluded from costs subject to depletion until proved reserves have been determined or their value is impaired.

As of December 31, 2006, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 well of $13,457,501 and preadvanced drilling costs for the Mubarek K2 well of $13,037,499. Based upon the December 31, 2006, reserve report prepared by ESG, who is considered an affiliate of the Company due to a mutual officer and director having an ownership interest in ESG, proved developed reserves net to the Company’s interests were 200,860 barrels of oil. During the year ended December 31, 2006, 46,640 barrels of oil net to the Company’s interest were produced from the Mubarek H2 well, resulting in depletion expense of $3,612,348 being recorded.

The reserve report at December 31, 2006 indicated the present value, discounted at 10%, of the future net cash flows from proved reserves attributable to the Mubarek H2 well were $4,665,505. As a result, we recorded a one-time full cost ceiling impairment of $5,180,892 to properly reflect the carrying value of our oil and gas properties at December 31, 2006.

The remaining capitalized preadvanced drilling costs totaling $13,037,499 relate to the Mubarek K2 well, which is expected to spud in the second quarter of 2007. Such costs have been classified as unevaluated in the accompanying consolidated balance sheet and were not subject to depletion at December 31, 2006.

Production from the Mubarek H2 well has ranged between 650 and 150 bopd and is currently producing at 150 bopd. In 2006, the Mubarek H2 well produced more than 62,000 barrels of oil on an 8/8ths basis, averaging approximately 275 barrels per day. Since the beginning of March 2007, the Mubarek H2 well has declined to approximately 150 bopd. If the current level of production of 150 bopd were to continue and assuming a Murban crude price of $60 per barrel, the net forecast monthly revenue to Sky Petroleum under the terms of the Participation Agreement, after deduction of royalties and operating costs, will be approximately $165,000 per month. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Over the next twelve months, we believe that existing capital and anticipated funds from operations, if any, will be sufficient to sustain operations.

Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies searching for opportunities in the oil and gas industry. Such risks include, but are not limited to, our ability to secure a drilling rig, our ability to successfully drill for hydrocarbons, commodity price fluctuations, delays in drilling or bringing production, if any, on line, an evolving business model and unpredictable availability of qualified oil and gas exploration prospects and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and development plan, successfully identify future drilling locations, continue to rely on Buttes efforts, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have material adverse effect on our business prospects, financial condition and results of operations.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005 and December 31, 2006. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values as they are payable on demand.

Investment in oil and gas properties

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

Advances for oil and gas interests are transferred to oil and gas properties as actual exploration and development expenditures are incurred. This commenced in January 2006.

Costs related to unproved properties and major development projects may be excluded from costs subject to depletion until proved reserves have been determined or their value is impaired. These properties are assessed periodically and any impairment is transferred to costs subject to depletion. No such impairments have been identified by management.

Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and natural gas properties. In calculating future net cash flows, current prices and costs are generally held constant indefinitely as adjusted for qualifying cash flow hedges. The net book value of oil and natural gas properties, less related deferred income taxes is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, all or a portion of the excess above the ceiling may not be written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that all or a portion of such excess above the ceiling would not have existed if the increased prices were used in the calculations. As of December 31, 2006, the Company recorded an impairment expense of $5,180,892 as a result of the full cost ceiling test.

Revenue is recognized in the period in which title to the petroleum or natural gas transfers to the purchaser.

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

All of the Company’s current oil and gas activities are located offshore the coast of Dubai, UAE and there are no income taxes due as no earnings or dividends were distributed or repatriated.

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign countries.

Stock-Based Compensation

The Company previously accounted for its stock based compensation using the prospective method under Statement of Financial Accounting Standards No. 123 (“SFAS 123”). Under this method, the fair values of all options granted since 2003 were reflected as compensation expense over the periods in which the services were rendered.

The Company adopted SFAS 123(R) effective January 1, 2005, and is applying the retroactive method, whereby compensation cost associated with the unvested portion of awards granted after December 2004 are recognized over the remaining vesting period. No options that were granted prior to December 2004 remain unvested at January 1, 2006. Under this method, prior periods are revised for comparative purposes.

Recent pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 changes the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for the Company’s fiscal year beginning January 1, 2007, with early adoption permitted. The Company is in the process of evaluating FIN 48 but does not believe that its implementation will have a material effect on the Company’s financial position or results of operation in any period.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements for the fiscal year beginning January 1, 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations

Contractual Obligations

As of December 31, 2006 we had the following contractual obligations:

	Payments Due by Period

	Total		Less than 1 year		2-3 years		4-5 years		More than 5 years
	(unaudited)

Long-term Debt	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Contractual Obligations(1)		542,500		210,000		332,500		--		--
Contractual Obligations(2)		11,000		11,000		--		--		--

Total		553,500		221,000		332,500		--		--

(1)
On November 1, 2005, the Company entered into an employment agreement with Brent D. Kinney, under which Mr. Kinney was appointed as the chief executive officer of the Company for a period of three years. In connection with Mr. Kinney’s appointment, the Company agreed to pay Mr. Kinney $17,500 per month. The annual commitment for future compensation is $210,000 per year.

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

We believe that we have sufficient working capital to meet our currently anticipated expenditure levels for the next 12 months. Total shareholder equity was approximately $25.1 million as at December 31, 2006.

ITEM 7.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BDO Patel & Al Saleh Chartered Accountants	PO Box 1961 Dubai UAE Telephone: 04 222 2869 Telefax: 04 227 0151 Email: bdopatel@emirates.net.ae www.bdo.ae

Board of Directors and Stockholders
Sky Petroleum, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheet of Sky Petroleum Corporation as of December 31, 2006 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sky Petroleum, Inc. at December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO PATEL & AL SALEH

BDO PATEL & AL SALEH

DUBAI, UNITED ARAB EMIRATES
May 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sky Petroleum, Inc

We have audited the accompanying Sky Petroleum, Inc. statements of income, retained earnings, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Sky Petroleum, Inc.’s operations and cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, the Company restated its fiscal 2005 consolidated financial statements.

/s/ Beckstead and Watts, LLP

March 20, 2006, except for Note 9, as to which the date is May 14, 2007

Sky Petroleum, Inc.
Consolidated Balance Sheet

December 31, 2006

Assets

Current assets:
Cash and equivalents	$5,810,763
Accounts receivable, net of allowance of $0	1,679,649
Prepaids and other assets	12,667
Total current assets	7,503,079
Investment in oil and gas properties, net - full cost method of
accounting including unevaluated costs of $13.0 million (Note 3)	17,701,760
Fixed assets, net	4,468
Deposits and other assets	4,066
Total	17,710,294

Total Assets	$25,213,373

Liabilities and Stockholders' Equity

Current liabilities:
Accrued liabilities	$135,777
Commitments and contingencies (Note 4)
Stockholders' Equity:
Series A Preferred stock, $0.001 par value, 10,000,000
shares authorized, 3,055,556 shares issued and
outstanding (Note 5)	3,056
Common stock, $0.001 par value, 150,000,000
shares authorized, 46,571,485 shares issued and
outstanding	46,571
Additional paid-in capital	38,065,452
Cumulative translation adjustment	(1,088)
Accumulated Deficit	(13,036,395)
Total Stockholders' Equity	25,077,596

Total Liabilities and Stockholders' Equity	$25,213,373

The accompanying Notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.
Consolidated Statements of Operations

	Year Ended
	December 31,
	2006	2005 Restated (Note 9)

Oil Revenues	$2,407,939	$-

Expenses:

Lease operating expenses	139,921	-
Depletion and depreciation (Note 3)	3,612,348	-
Impairment expense (Note 3)	5,180,892	-
Consulting services	732,305	444,986
Share based compensation (Notes 6 and 9)	1,829,439	315,804
Compensation - related party	210,000	124,507
Other general and administrative	1,495,380	938,549
Total expenses	13,200,285	1,823,846

Net operating loss	(10,792,346)	(1,823,846)

Other income:
Interest expense	-	(43,627)
Interest income	381,493	74,314
Cumulative translation adjustment	(3,782)	(28,141)
Total other income	377,711	2,546

Net loss	$(10,414,635)	$(1,821,300)

Dividends on Preferred Stock	(770,000)	-

Net loss applicable to common stockholders	$(11,184,635)	$(1,821,300)

Net loss per share - basic and fully diluted	$(0.24)	$(0.06)
Weighted average number of
common shares outstanding - basic and fully diluted	46,520,740	29,568,760

The accompanying Notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Foreign Currency Remeasurement	Accumulated Deficit	Total Stockholders’ Equity

Balance at December 31, 2004	26,000,000	$26,000	—	—	$11,000	$—	$(30,460)	$6,540

Shares issued for capitalized services (Notes 4 and 9)	500,000	500	—	—	519,500	—	—	520,000

Options granted for services (Note 6)	—	—	—	—	20,975	—	—	20,975

Options granted for services (Note 6)	—	—	—	—	66,862	—	—	66,862

Cancelled shares (Note 5)	(12,000,000)	(12,000)	—	—	12,000	—	—	—

Shares issued for debt conversion (Note 5)	3,722,856	3,722	—	—	2,974,562	—	—	2,978,284

Preferred shares issued for cash (Note 5)	—	—	3,055,556	3,056	9,870,104	—	—	9,873,160

Options granted for services (Note 6)	—	—	—	—	106,794	—	—	106,794

Options granted for services (Note 6)	—	—	—	—	121,173	—	—	121,173

Shares issued for cash (Note 5)	27,848,629	27,849	—	—	21,528,543	—	—	21,556,392

Cumulative translation adjustment	—	—	—	—	—	(4,944)	—	(4,944)

Net loss	—	—	—	—	—	—	(1,821,300)	(1,821,300)
Balance at December 31, 2005	46,071,485	$46,071	3,055,556	$3,056	$35,231,513	$(4,944)	$(1,851,760)	$33,423,936
Subscription receivable received					30,000			30,000

Preferred stock dividends (Note 5)							(770,000)	(770,000)

Options granted for services (Note 6)					1,761,561			1,761,561

Shares issued for capitalized services (Notes 4 and 9)	500,000	500	—	—	974,500	—	—	975,000

Options granted for services (Note 6)	—	—	—	—	67,878	—	—	67,878

Cumulative translation adjustment	—	—	—	—	—	3,856	—	3,856

Net loss	—	—	—	—	—	—	(10,414,635)	(10,414,635)
Balance at December 31, 2006	46,571,485	$46,571	3,055,556	$3,056	$38,065,452	$(1,088)	$(13,036,395)	$25,077,596

The accompanying Notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005 Restated (Note 9)

Cash flows from operating activities
Net loss	$(10,414,635)	$(1,821,300)
Adjustments to reconcile net operating loss to net cash used by operations- Share based compensation	1,829,439	315,804

Depletion and depreciation	3,612,348	-
Impairment expense	5,180,892	-
Changes in assets and liabilities -
Accounts receivable, net	(1,679,649)	-
Prepaids and other assets	(12,667)	-
Deposits and other assets	(4,066)	-
Accrued liabilities	(26,651)	162,427
Net cash used in operating activities	(1,514,989)	(1,343,069)

Cash flows from investing activities
Purchase of fixed assets	(4,468)	-
Investment in oil and gas properties	(10,500,000)	(14,500,000)
Net cash used in investing activities	(10,504,468)	(14,500,000)

Cash flows from financing activities
Proceeds from notes payable	-	4,150,000
Payments on notes payable	-	(1,171,717)
Common Stock subscription receivable	-	(30,000)
Cumulative translation adjustment	3,856	(4,944)
Preferred Stock dividend payment	(770,000)	-
Provided from issuance of preferred stock, net	-	9,873,160
Provided from issuance of common stock, net	30,000	21,586,392
Net cash provided by (used in) financing activities	(736,144)	34,402,891

Net increase (decrease) in cash	(12,755,601)	18,559,822
Cash - beginning	18,566,364	6,542
Cash - ending	$5,810,763	$18,566,364

Supplemental disclosures:
Interest paid	$-	$43,627
Shares issued for capitalized services	$975,000	$520,000
Shares issued in payment of notes payable	$-	$2,978,284

The accompanying Notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.
Notes to Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

The Company was organized on August 22, 2002 (date of inception) under the laws of the State of Nevada, as The Flower Valet. On December 20, 2004, the Company amended its articles of incorporation to change its name to Seaside Explorations, Inc. Subsequently, on March 28, 2005 the Company changed its name to Sky Petroleum, Inc.

In order to manage its international oil and gas operations, the Company established two corporations in Cyprus. Bekata Limited (“Bekata”) is a wholly-owned subsidiary of Sky Petroleum, Inc. which also owns a 100% interest in Sastaro Limited (“Sastaro”). Sastaro is the entity that signed the Participation Agreement in the United Arab Emirates.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary corporation, after elimination of all material intercompany accounts, transactions and profits. The Company accounts for its interests in oil and gas ventures and working interests using the proportionate consolidated method. Under this method, the Company records its proportionate share of assets, liabilities, revenues and expenses.

Note 2 — Summary of Significant Accounting Policies

The consolidated financial statements included herein, presented in accordance with generally accepted accounting principles in the United States of America and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

(a)	Basis of Consolidation

The accompanying financial statements present the consolidated accounts of the Company and its wholly owned subsidiaries, Bekata and Sastaro. All significant inter-company account balances and transactions have been eliminated.

(b)	Nature of Operations

The Company’s focus is on the acquisition, development and exploitation of long-lived oil and natural gas reserves and, to a lesser extent, exploration for new oil and natural gas reserves. The Company’s business activities are currently carried out primarily off-shore the coast of Dubai, UAE.

(c)	Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of unsecured accounts receivable from unaffiliated working interest owners and crude oil and natural gas purchasers. A substantial portion of the Company’s oil and natural gas reserves are located offshore the coast of Dubai, UAE and the Company may be disproportionately exposed to the impact of delays or interruptions of production from these wells due to mechanical problems, damages to the current producing reservoirs and significant governmental regulation, including any curtailment of production or interruption of transportation of oil or natural gas produced from the wells.

(d)	Property and Equipment

    Oil and natural gas properties:

The Company uses the full cost method of accounting for its oil and natural gas producing activities. Accordingly, all costs associated with acquisition, exploration, and development of oil and natural gas reserves, including directly related overhead costs, are capitalized.

Management and service fees received under contractual arrangements, if any, are treated as reimbursement of costs, offsetting the costs incurred to provide those services.

Depletion is provided using the unit-of-production method based upon estimates of proved oil and natural gas reserves with oil and natural gas production being converted to a common unit of measure based upon their relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins.

Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and natural gas properties. In calculating future net cash flows, current prices and costs are generally held constant indefinitely as adjusted for qualifying cash flow hedges. The net book value of oil and natural gas properties, less related deferred income taxes is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, all or a portion of the excess above the ceiling may not be written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that all or a portion of such excess above the ceiling would not have existed if the increased prices were used in the calculations. As of December 31, 2006, the Company recorded an impairment expense of $5,180,892 as a result of the full cost ceiling test.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and natural gas reserves, in which case the gain or loss is recognized in income.

      Other Property and Equipment:

Maintenance and repairs are charged to operations. Renewals and betterments are capitalized to the appropriate property and equipment accounts.

Upon retirement or disposition of assets other than oil and natural gas properties, the cost and related accumulated depreciation are removed from the accounts with the resulting gains or losses, if any, recognized in income. Depreciation of other property and equipment is computed using the straight-line method based on the estimated useful lives of the property and equipment.

(e)	Income Taxes

The Company accounts for federal income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the liability method, the effect on previously recorded deferred tax assets and liabilities resulting from a change in tax rates is recognized in earnings in the period in which the change is enacted.

(f)	Investments

Investments in affiliated companies with a 20% to 50% ownership interest are accounted for under the equity method and, accordingly, net income includes the Company’s proportionate share of their income or loss.

(g)	Stock-Based Compensation

The Company previously accounted for its stock based compensation using the prospective method under Statement of Financial Accounting Standards No. 123 (“SFAS 123”). Under this method, the fair values of all options granted since 2003 were reflected as compensation expense over the periods in which the services were rendered.

The Company adopted SFAS 123(R) effective January 1, 2005, and is applying the retroactive method, whereby compensation cost associated with the unvested portion of awards granted after December 2004 will be recognized over the remaining vesting period. No options that were granted prior to December 2004 remain unvested at January 1, 2006. Under this method, prior periods are revised for comparative purposes.

(h)	Environmental Expenditures

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed.

Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscovered unless the timing of cash payments for the liability or component are fixed or reliably determinable.

(i)	Earnings Per Share

Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similar to basic earnings per share; however, diluted earnings per share reflect the assumed conversion of all potentially dilutive securities.

(j)	Use of Estimates in the Preparation of Consolidated Financial Statements

Preparation of the accompanying Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The oil and natural gas reserve estimates, and the related future net cash flows derived from those reserves, are used in the determination of depletion expense and the full-cost ceiling test and are inherently imprecise. Actual results could differ from those estimates.

(k)	Cash Equivalents

For purposes of the statements of cash flows, the Company considers all demand deposits, money market accounts and certificates of deposit purchased with an original maturity of three months or less to be cash equivalents.

(l)	Restricted Cash

Restricted cash as of December 31, 2006, includes $50,000 placed in a certificate of deposit for a Letter of Credit.

(m)	Reclassifications

Certain reclassifications have been made to prior years amounts to conform with current year presentation.

(n)	Derivative Financial Instruments

Derivative financial instruments, utilized to manage or reduce commodity price risk related to the Company’s production and interest rate risk related to the Company’s long-term debt, are accounted for under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and for Hedging Activities”, and related interpretations and amendments. Under this Statement, derivatives are carried on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the statement of operations when the hedged item affects earnings. If the derivative is not designated as a hedge, changes in the fair value are recognized in other expense. Ineffective portions of changes in the fair value of cash flow hedges are also recognized in other expense.

(o)	Revenue Recognition

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and natural gas sold to purchasers. For the period ended December 31, 2006 and 2005, the Company did not have any oil or natural gas imbalances recorded. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and, (iv) collectibility is reasonably assured.

(p)	Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 changes the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on subsequent derecognition of tax positions, financial statement classification, recognition of interest and penalties, accounting in interim periods, and disclosure and transition requirements. FIN 48 is effective for the Company’s fiscal year beginning January 1, 2007, with early adoption permitted. The Company is in the process of evaluating FIN 48 but does not believe that its implementation will have a material effect on the Company’s financial position or results of operation in any period.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements for the fiscal year beginning January 1, 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations

Note 3 - Investment in Oil and Gas Properties

On May 18, 2005, the Company entered into a “Participation Agreement” with Buttes a wholly-owned subsidiary of Crescent Petroleum Company International Limited, whereby the Company was to provide cash in the amount of $25,000,000, to be used for drilling costs associated with two oil wells located in the Arabian Gulf in exchange for a variable percentage of future production revenue. Pursuant to the Agreement, the Company provided capital to Buttes in developmental increments. Upon commencement of production, which occurred in May 2006, the Company receives a preferred 75% of combined production revenue until such time as the Company has recouped its total investment and thereafter an incremental decrease of production revenue to 40% until the Company has recouped two times its initial investment and thereafter at 9.2%. The Company’s operating costs are capped at $3.00 per barrel and royalty fees are 14.5% of gross production revenues under the Participation Agreement.

As of December 31, 2006, the Company’s investment in oil and gas properties consisted of:

Unevaluated Properties- Mubarek K2 Well	$13,037,499

Evaluated Properties- Mubarek H2 Well	13,457,501

Accumulated Depletion	(3,612,348)

Impairment Expense	(5,180,892)

Total	$17,701,760

As of December 31, 2006, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 well of $13,457,501 and pre-advanced drilling costs for the Mubarek K2 well of $13,037,499. Based on the December 31,2006 reserve report prepared by ESG, an entity considered to be an affiliate of the Company due to a mutual officer and director having ownership in ESG, , proven developed reserves, net to the Company’s interest were 200,860 barrels of oil. During the year ended December 31, 2006, 46,640 barrels of oil net to the Company’s interest were produced from the Mubarek H2 well, resulting in depletion expense of $3,612,348 being recorded.

In addition, the reserve report estimated the net present value of recoverable reserves from the Mubarek H2 well, discounted at 10%, to be $4,665,505 at December 31, 2006. Based on this information we recorded a one-time full cost ceiling impairment expense of $5,180,892 to properly reflect the carrying value of our oil and gas properties at December 31, 2006.

The remaining capitalized pre-advanced drilling costs for the Mubarek K2 well, which is expected to spud in the second quarter of 2007, totaling $13,037,499 are classified as unevaluated costs, which were not subject to depletion as of December 31, 2006.

Note 4 - Commitments and contingencies

As discussed in Note 3, the Company has provided Buttes cash in the amount of $25,000,000, its total commitment for the drilling costs associated with its two oil wells located in the Arabian Gulf.

On May 18, 2005, the Company entered into a “Consulting Agreement” with Paraskevi Investment Company S.A. (“Paraskevi”) whereby the Company issued Paraskevi a total of 1,000,000 shares of its common stock for services rendered in connection with the “Participation Agreement.” Pursuant to the Agreement, stock was issued in 500,000 increments based on two milestones. The first issuance of 500,000 shares valued at $520,000 occurred upon signing of the aforementioned “Participation Agreement”. On February 7, 2006 the Company issued the remaining 500,000 shares valued at $975,000 to Paraskevi once the Mubarek H2 well was spudded.

Note 5 — Stockholders’ Equity

On April 6, 2005, we issued 5,000,000 shares of common stock at $0.50 per share in a private placement totaling $2.5 million. We incurred costs of $655 in connection with the offering. We filed a registration statement with the Securities and Exchange Commission to register the resale of these securities.

On July 26, 2005, we issued a total of 1,716,687 shares of common stock, which included the 1,150,000 shares of common stock issuable pursuant to the subscriptions we accepted during the quarter ended June 30, 2005, and an additional 566,681 shares of common stock issuable at $0.80 per share to raise approximately $453,350 (less a finder’s fees of 10%). We filed a registration statement with the Securities and Exchange Commission to register the resale of these securities.

In August, 2005, we accepted subscriptions to purchase 8,841,178 shares of common stock at $0.80 per share for total proceeds of approximately $7,072,942 (less finder’s fees) and issued a treasury order to our transfer agent. Our transfer agent delivered the shares certificate to the investors on September 9, 2005. The holders of the bridge loans in the principal amount of $2,950,000 plus interest of $28,284 described above subscribed for shares of common stock in the private placement totaling 3,722,856 of the issued shares, which shares are recorded as shares issued for debt conversion. In addition, a portion of the proceeds from this private placement were used to repay the remaining notes payable. This included notes of $200,000 and bridge loans of $1,000,000 that were issued in July, 2005. Interest of $15,408 was paid on these notes in August. We filed a registration statement with the Securities and Exchange Commission to register the resale of these securities.

In August 2005, we accepted for cancellation 12,000,000 shares of common stock from Daniel Meyer, a director.

On May 18, 2005, the Company entered into a “Consulting Agreement” with Paraskevi Investment Company S.A. (“Paraskevi”) whereby the Company issued Paraskevi a total of 1,000,000 shares of its common stock for services rendered in connection with the “Participation Agreement.” Pursuant to the Agreement, stock was issued in 500,000 increments based on two milestones. The first issuance of 500,000 shares valued at $520,000 occurred upon signing of the aforementioned “Participation Agreement”. On February 7, 2006, the Company issued the remaining 500,000 shares to Paraskevi pursuant to the Participation Agreement as compensation for Paraskevi’s performance obligation. The Company capitalized the amount of $975,000, the fair value of the underlying shares to the full cost pool.

On September 20, 2005, we issued 3,055,556 shares of Series A Preferred Stock to one investor at a price per share of $3.60 for aggregate gross proceeds to us of $11,000,000, less offering expenses of $1,126,840, or net proceeds of $9,873,160. Each share of Series “A” Preferred Stock is entitled to receive a dividend of 7% per annum prior and in preference to the Common Stock of the Company. The dividend begins to accrue on December 30, 2005, and will be payable quarterly thereafter. The dividend is cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series “A” Preferred Stock will be entitled to receive an amount equal to any accrued and unpaid dividend prior and in preference to any distributions to the holders of the Common Stock. Thereafter, the holders of the Series “A” Preferred Stock will be entitled to participate in distributions on an as converted to Common Stock basis. The Company paid dividends totaling $770,000 to the holders of the Series “A” Preferred Stock in 2006. On April 20 2007, we issued 12,222,224 shares of common stock upon the conversion of all 3,055,556 shares of Series A Preferred Stock. The Company is no longer obligated to make dividend payments on any Series A Preferred Stock.

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

Note 6 — Stock Options

On July 26, 2005, the Company adopted the Sky Petroleum, Inc. Canadian Stock Option Plan (the "Canadian Plan"), effective as of April 1, 2005. The Canadian Plan authorizes the issuance of stock options to acquire up to 10% of the Company's issued and outstanding shares of common stock.

On August 25, 2005, the Company adopted the Sky Petroleum, Inc. 2005 U.S. Stock Incentive Plan (the "U.S. Plan"). The U.S. Plan authorizes the issuance of stock options and other awards to acquire up to a maximum of 4,657,148 shares of the Company's common stock (less the number of shares issuable upon exercise of options granted by the Company under all other stock incentive plans on the date of any grant under the U.S. Plan). The U.S. Plan provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), options that are not incentive stock options, stock appreciation rights and various other stock-based grants.

On July 26, 2005, in connection with the appointment of Donald C. Cameron as the Company's Chief Executive Officer, the Company granted Mr. Cameron options to purchase 1,500,000 shares of common stock of which 500,000 are exercisable at $0.50 and vest on April 30, 2006, 500,000 are exercisable at $0.80 per share and vest on April 30, 2007 and 500,000 are exercisable at $1.00 per share and vest on April 30, 2008, with a seven-year life. These options were cancelled upon the resignation of Mr. Cameron on November 1, 2005; pursuant to the separation agreement Mr. Cameron was issued options to purchase 200,000 shares of common stock exercisable at $1.00 of which 100,000 vest on April 30, 2006 and 100,000 vest on April 30, 2007 with a two-year life. Mr. Cameron has agreed to provide consulting services to the Company for a period of time that will extend beyond two years if required and therefore the Company has agreed to allow the options to vest over two years. Mr. Cameron's services will include meetings with potential investors in Canada and the U.S. and reviewing potential additional acquisitions or joint venture opportunities for the Company.

On August 25, 2005, in connection with the appointment of James R. Screaton as the Company's Vice President, Finance and Chief Financial Officer, the Company granted Mr. Screaton options to purchase 400,000 shares of common stock of which 133,333 are exercisable at $0.50 and vest on April 30, 2006, 133,333 are exercisable at $0.80 per share and vest on April 30, 2007 and 133,334 are exercisable at $1.00 per share and vest on April 30, 2008, with a seven-year life. Mr. Screaton signed a Separation Agreement with the Company on May 29, 2006. Pursuant to such Agreement, Mr. Screaton's stock options are amended such that 66,666 shares vest on April 30, 2006, and 66,666 shares vest on April 30, 2007, all shares exercisable at $0.50 and terminating two years after vesting. All other stock options are terminated under the Agreement.

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

On April 29, 2006, the Company cancelled 266,667 stock options previously granted to James Screaton under the terms of a Separation Agreement with the Company. The remaining 133,333 stock options had their vesting schedule changed.

On May 30, 2006, the Company granted stock options to Mr. Nigel McCue, an officer of the Company, to purchase 200,000 shares of $0.001 par value common stock at a strike price of $1 per share pursuant to his employment agreement. The options will vest over a three-year period.

For the year ended December 31, 2006, the Company recorded $1,829,439 of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during the years ended December 31, 2005 or 2006, therefore, the intrinsic value of options exercised during 2005 and 2006 is nil. As of December 31, 2005 and 2006, there was a total of $5,369,757 and $3,262,146, respectively, of unrecognized compensation costs related to the non-vested portion of these unit option awards. At December 31, 2006, this cost was expected to be recognized over a weighted-average period of 5.75 years. Compensation expense is based upon straight line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively newly public company and has minimal trading history, it has used an estimated volatility factor of approximately 88% for 2006 and 72% for 2005 based upon a representative group of publicly-traded companies in the energy industry and employed the fair value method to estimate the grant-date fair value to be amortized over the vesting periods of the unit options awarded. In the absence of historical data, the Company has assumed an estimated forfeiture rate of 5%. As required by SFAS No. 123(R), the Company will adjust the estimated forfeiture rate based upon actual experience.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.50 - $1.88 at December 31, 2005	4,450,000	5.75	$1.06	66,666	$.50
$.50 - $1.88 at December 31, 2006	4,383,333	5.75	$1.06	1,383,328	$1.06

The aggregate intrinsic value of exercisable options as of December 31, 2005 and 2006 was $90,666 and $21,333, respectively.

The Company has used a weighted-average risk free interest rate of 4.45% in 2005 and 5.00% in 2006 in its Black Scholes calculation of grant-date fair value, which is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options. Expected life represents the period of time that options are expected to be outstanding and is based on the Company’s best estimate. The following table represents the weighted average assumptions used for the Black-Scholes option-pricing model:

	2006	2005
Average risk-free interest rates	5.00%	4.45%
Average expected life (in years)	4.5	4.5
Volatility	88%	72%

The following is a summary of stock option activity for 2005 and 2006:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, December 31, 2004	0	$--	$--
Options cancelled	-	--	--
Options granted	4,450,000	1.06	1.24
Options exercised	—	—	--

Balance, December 31, 2005	4,450,000	$1.06	$1.24

Exercisable, December 31, 2005	66,666	$0.50	$0.75

Balance, December 31, 2005		$1.06	$1.24
Options cancelled	(266,667)	.70	1.60
Options granted	200,000	1.00	1.73
Options exercised	0	0	--

Balance, December 31, 2006	4,383,333	$1.06	$1.09

Exercisable, December 31, 2006	1,383,328	$1.06	$1.33

The following table summarizes the status of the Company’s non-vested stock options since January 1, 2006:

	Non-Vested Options
	Number of Shares	Weighted- Average Exercise Price
Non-vested at January 1, 2006	4,183334	$1.06
Granted	200,000	1.00
Vested	1,383,328	1.07
Forfeited	-	-
Non-vested at December 31, 2006	3,000,006	$1.06

Note 7 — Change in Accounting Policy - Accounting for Investment in Oil and Gas Properties

During the fourth quarter 2006, the Company changed its accounting for investments in oil and gas activities from a “cost recovery” approach to the “full cost” method. In accordance with SFAS No. 154, “Accounting Changes and Corrections of Accounting Errors — A Replacement of Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3", changes in accounting policy should be made through retrospective application of the new policy to all prior periods presented. However, due to the lack of drilling results through September 30, 2006, the correction of this error had no impact on income from continuing operations, net income, total assets, or cash flows for any of the Company’s previously filed financial reports.

The Company had initially adopted the “full cost” method of accounting for its oil and gas activities prior to June 30, 2006. Effective June 30, 2006, the Company changed its accounting method from full cost” to a “cost recovery” approach for its oil and gas activities. Under the cost recovery approach, any funds received from operations of the Mubarek properties pursuant to the Participation Agreement entered into on May 18, 2005 would have been recorded as a reduction to the capitalized advances until such time as the Company recouped its entire $25,000,000 investment. Thereafter, the Company would have recorded subsequent proceeds received as income.

Note 8 — Income Taxes

For the years ended December 31, 2006 and 2005, the Company had a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2006, the Company has accumulated operating losses totaling approximately $13 million . The net operating loss carryforwards will begin to expire in 2019 if not utilized. The Company has recorded net operating losses in each year since its inception through December 31, 2006. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at December 31, 2006 and 2005.

Non - current deferred tax assets were as follows for the date indicated:

	December 31,
	2006	2005
Stock based compensation	$729,382	$107,373
Net operating losses	4,432,374	629,598
Less: valuation allowance	(5,161,756)	(736,971)
Net non-current deferred tax asset	$-	$-

All of the Company’s current oil and gas activities are located offshore the coast of Dubai, UAE and there are no income taxes due as no earnings or dividends were distributed or repatriated.

Undistributed earnings of the Company’s foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign countries.

The extent of the Company’s U.S. operations is limited to its corporate finance, corporate governance, and investor relations functions as well as professional fees paid to U.S. based attorneys and accountants and other consultants. The total of these U.S. based expenditures was approximately $535,000 in 2006 and $680,000 in 2005.

A reconciliation between the income tax benefit determined by applying the applicable Federal and state statutory income tax rate to the pre-tax loss is as follows for the period indicated:

	Year Ended December 31,

	2006	2005

Tax benefit at statutory income tax rate	$(3,540,976)	$(619,242)
Change in valuation allowance	3,540,976	619,242

Tax benefit reported	$-	$-

Note 9 - Restatement of 2005 Consolidated Financial Statements

During the first quarter of 2007, the Company’s management determined that restatement of certain amounts and balances presented in the 2005 historical financial statements was required. Those restatements related to (i) the improper expensing, as share based compensation, of the value of common shares issued to Paraskevi in 2005, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by Paraskevi, (ii)errors made in various valuation assumptions used in the calculation of share based compensation associated with stock options issued in 2005, and (ii) the incorrect expensing of direct offering costs incurred in 2005 that should have been offset against the related offering proceeds.

The following table presents the effect of the restatements made to the Company’s previously reported consolidated statement of operations for the year ending December 31, 2005 and its consolidated balance sheet at December 31, 2005:

	For the year ended December 31, 2005
	Previously Reported	Adjustments	Restated

Statement of Operations:
Share based compensation	$996,015	$(680,211)	$315,804
Offering expenses	3,522,076	(3,522,076)	0
Net operating loss	(6,026,132)	4,202,286	(1,823,846)
Net loss	(6,023,584)	4,202,284	(1,821,300)
Net loss per share, basic and fully diluted	(.20)	0.14	(.06)

	As of December 31, 2005
	Previously Reported	Adjustments	Restated
Balance sheet
Asset - Investment in oil and gas properties, net	$14,500,000	$520,000	$15,025,000
Total assets	33,066,364	520,000	33,586,364
Additional paid-in capital	46,456,381	11,224,868	35,231,513
Accumulated Deficit	(6,054,044)	4,202,284	(1,851,760)
Total liabilities and stockholders’ equity	33,066,364	520,000	33,586,364

Recap of Adjustments by Quarter for 2005:

	First Quarter 2005	Second Quarter 2005	Third Quarter 2005	Fourth Quarter 2005
Investment in oil and gas properties	–	520,000	–	–

Offering expenses
Preferred Stock offering	–	–	1,126,840	–
Common Stock offering	–	–	825,731	1,569,505

Share based compensation	–	–	–	680,211
Total		520,000	1,952,571	2,249,716

Note 10 - Subsequent Event

On April 20, 2007, the Company issued 12,222,224 shares of common stock in the Company to Sheikh Hamad Bin Jassen Bin Jaber Al Thani upon the conversion of the Sheikh’s 3,055,556 shares of preferred stock in the Company.  Conversion of the preferred shares was made pursuant to the terms in the Certificate of Designation of the Series A Preferred Stock.  After the conversion, the Company has no outstanding preferred shares and the Company is no longer obligated pay dividends upon preferred shares.  Issuance of the common shares upon conversion was made outside the United States to one non-U.S. person pursuant to an exclusion from the registration requirements of the Securities Act of 1933, as amended, available under Regulation S thereunder.  The Company received no proceeds from the conversion of the preferred shares.

The preferred shares were originally issued on September 20, 2005, at a price of $3.60 per share for aggregate  gross proceeds of $11,000,000.  The preferred shares were issued outside the United  States to one non - U.S. person pursuant to an exclusion from the registration requirements of the Securities Act of 1933, as amended, available under Regulation S thereunder.  The placement was completed  without  general solicitation or advertising and without directed selling costs of $1,126,840.

Note 11 - Supplemental Financial Information for Oil and Gas Producing Activities (Unaudited)

All of our operations are directly related to oil and gas producing activities located offshore in the Persian Gulf off of the coast of Dubai, UAE.

Costs Incurred in Oil and Gas Producing Activities

For the Years Ended December 31,	2006	2005

Acquisition of proved properties	$0	$0
Acquisition of unproved properties	0	0
Development costs	0	0
Exploration costs	11,475,000	15,020,000

Total Costs Incurred	$11,475,000	$15,020,000

Proved Reserves

Our proved oil and gas reserves have been estimated by petroleum reserve engineers as of December 31, 2006, who are affiliated with the Company through a mutual officer and director. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history, and changes in economic factors. Our proved reserves are summarized in the table below.

Crude oil and Natural Gas Liquids (bbls)

Reserves at December 31, 2005	0
Extensions and discoveries	247,500
Revisions of prior estimates	0
Production	(46,640)
Reserves at December 31, 2006	200,860
Proved developed reserves at December 31, 2006	200,860

Standardized Measure

The standardized measure of discounted future net cash flows (“standardized measure”) and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of year-end prices for oil and gas and year-end costs for estimated future development and production expenditures to produce year-end estimated proved reserves. Discounted future net cash flows are calculated using a 10% rate.

As of December 31, 2006, pursuant to the Participation Agreement, the Company is not liable for estimated well abandonment costs or net of salvage. Therefore, abandonment costs are considered as part of the calculation of the full cost pool at December 31, 2006.

The standardized measure does not represent management’s estimate of our future cash flows or the value of proved oil and gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, year-end prices used to determine the standardized measure of discounted cash flows, are influenced by seasonal demand and other factors and may not be the most representative in estimating future revenues or reserve data.

Price and cost revisions are primarily the net result of changes in year-end prices, based on beginning of year reserve estimates. Quantity estimate revisions are primarily the result of the extended economic life of proved reserves and proved undeveloped reserve additions attributable to increased development activity. The reserve report prepared as of December 31, 2006 used an estimated sales price of $60.00 per barrel of oil.

The standardized measure of discounted future net cash flows (“standardized measure”) and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of year-end prices for oil and gas and year-end costs for estimated future development and production expenses to produce year-end estimated proved reserves. Discounted future net cash flows are calculated using a 10% rate.

As of December 31, 2006, pursuant to the Participation Agreement, the Company is not liable for estimated well abandonment costs. Therefore, no abandonment costs, net of salvage values, have been included in the calculation of the standardized measure at December 31, 2006.

The standardized measure does not represent management’s estimate of our future cash flows or the value of proved oil and gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, year-end prices used to determine the standardized measure of discounted cash flows, are influenced by seasonal demand and other factors and may not be the most representative in estimating future revenues or reserve data.

Price and cost revisions are primarily the net result of changes in year-end prices, based on beginning of year reserve estimates. Quantity estimate revisions are primarily the result of the extended economic life of proved reserves and proved undeveloped reserve additions attributable to increased development activity. The reserve report as of December 31, 2006 was prepared using the year-end sales price of $60.00 per barrel of oil.

The standardized measure of the Company’s proved crude oil and natural gas reserves at December 31, 2006 was as follows:

Future cash inflows	$6,527,271
Less: Future operating expenses	(381,712)
Future development costs	-
Future income taxes	-
Future net cash flows	6,145,559
10% annual discount	(1,490,054)

Standardized measure of discounted net cash flows	$4,655,505

No income taxes have been provided above as future net cash flows are expected to be less than the Company’s tax basis in the properties.

Changes in the Standardized Measure

Changes in the standardized measure of the Company’s proved crude oil and natural gas reserves for the year ended December 31, 2006 were as follows:

2006
Future cash inflows	$6,527,271
Less: Future operating costs	(381,712)
Future development costs	-
Future income taxes	-
Future net cash flows	6,145,559
10% annual discount	(1,490,045)

Standardized measure of discounted net cash flows	$4,655,505

No income taxes have been provided above because none are exoected to be due because the future net cashflow are expected to be less than the Company’s basis in the properties. . [

Balance - beginning of year	$-
Extensions and discoveries	6,923,523
Sales, net of operating expenses	(2,268,018)

Balance - end of year	$4,655,505

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective on September 29, 2006, we terminated the services of our principal independent auditor, Beckstead and Watts, LLP, Chartered Accountants of Henderson, Nevada (Beckstead and Watts). We engaged BDO Patel and Al Saleh, of Dubai, United Arab Emirates (BDO), as our new principal independent accountant effective on September 29, 2006, to audit our financial records.

Effective on October 31, 2006, we re-appointed Beckstead and Watts to be our principal independent auditor for the purpose of reviewing our third-quarter financial statements. The re-appointment was made because BDO, which we had previously engaged as our principal independent auditor, was not yet registered with the Public Company Accounting Oversight Board (PCAOB) and the transition process to BDO had taken longer than expected. The re-appointment of Beckstead and Watts was recommended and approved by our Audit Committee, within its powers as granted by the Company’s Audit Committee Charter.

Subsequently, BDO completed its registration with PCAOB, and effective on March 1, 2007 we terminated the services of Beckstead and Watts and re-appointed BDO. The change in auditor was recommended and approved by our Audit Committee, within its powers as granted by the Company’s Audit Committee Charter.

In Beckstead and Watts’ principal accountant reports on the Company’s financial statements for each of the past two years, no adverse opinion was issued and no opinion of Beckstead and Watts was modified as to audit scope or accounting principles. Beckstead and Watts’ principal accountant report on the Company’s financial statements for the year-ended December 31, 2004, as reported in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005, contained a disclaimer paragraph concerning uncertainty as to the Company’s ability to continue as a going concern. The financial statements did not include any adjustments that might have resulted from the outcome of this uncertainty. No other reports in each of the past two years contained a disclaimer of opinion or were modified as to uncertainty.

In the two most recent fiscal years and any interim period preceding the dismissal of Beckstead and Watts, we are not aware of any disagreements with Beckstead and Watts on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Beckstead and Watts, would have caused it to make references to the subject matter of the disagreement(s) in connection with its report. We are not aware of any reportable events (as defined in Item 304(a) (1) (iv) (B) of Regulation S-B) that have occurred during the two most recent fiscal years and the interim period preceding the dismissal of Beckstead and Watts.

BDO is registered with the Public Company Accounting Oversight Board. During the two most recent fiscal years and the interim period preceding the appointment of BDO, we have not consulted BDO regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that we considered an important factor in reaching a decision as to the accounting or financial reporting issue; or any matter that was either the subject of a disagreement or event (as defined in Regulation S-B, Item 304(a)(1)(iv)(B)).

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

In preparing our Exchange Act filings, we utilized processes and procedures to provide reasonable assurance that information relating to the Company that was required to be disclosed in such filings was recorded, processed, summarized and reported within the time periods specified by applicable SEC rules and was accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. However, in management’s recent review of information required to be reported in this Annual Report on Form 10-KSB, it was determined that a material weakness existed in the Company’s internal control over financial reporting which resulted in management determining that a change in accounting policy was necessary and the Company’s 2005 financial statements should be restated. For this reason, the CEO and CFO have determined that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not adequate. The Company’s management, including the CEO and CFO, intend to take steps during 2007 to address the material weakness in the Company’s internal controls and believe that the actions they take in this regard will likely to provide adequate control in the future. Please review the discussion under the section heading “Changes in Internal Controls over Financial Reporting” for a more detailed discussion of the material weakness in internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management, including the CEO and CFO, does not expect that its disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act of 1934, as amended, the Company is not required to provide management’s report on internal control over financial reporting until its annual report for the year ended December 31, 2007. Further, the Company’s independent registered public accounting firm is not required to provide an audit on management’s report on internal control over financial reporting until the Company’s annual report for the fiscal year ended December 31, 2008.

Changes in Internal Controls over Financial Reporting

During the period covered by this annual report on Form 10-KSB, a change was made to the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Specifically, management appointed a new CFO, as discussed more fully below, to implement improvements to the Company’s system of internal control over financial reporting. Although additional steps are required to fully remediate the material weakness, management believes this change will mitigate, to some extent, the possibility that future accounting errors will go undetected and that future required financial reports will not be timely filed with the SEC.

Changes in Accounting Policy

Effective June 30, 2006, the Company changed its accounting for oil and gas operations from the “full cost” method to a “cost recovery” approach.

Subsequently, in late 2006, the Company’s management determined that the full cost method, rather than the cost recovery method, was the more appropriate accounting methodology for its oil and gas activities. Therefore, as disclosed in Note 7 to the consolidated financial statements, the Company changed its accounting policy, which is considered a material weakness in the Company’s disclosure controls and procedures.

Restatement of 2005 Financials

On May 18, 2005, the Company entered into a “Consulting Agreement” with Paraskevi Investment Company S.A. (“Paraskevi”) whereby the Company issued Paraskevi 1,000,000 shares of its common stock for services rendered in connection with the “Participation Agreement.” Pursuant to the Agreement, stock was issued in 500,000 increments based on two milestones. The first 500,000 share issuance was valued at $520,000 and occurred upon signing of the aforementioned Participation Agreement. On February 7, 2006 the Company issued the remaining 500,000 shares valued at $975,000 concurrently with the spudding of the Mubarek H2 well.

Management has determined that the accounting treatment of the Agreement with Paraskevi was incorrectly accounted for as share based compensation in the 2005 consolidated financial statements rather than capitalizing these costs as part of the Mubarek H2 and K2 well costs, since the services provided by Pareskevi were directly related to the Company’s investment in the Participation Agreement. Accordingly, share based compensation has been decreased by $520,000 and Investments in Oil and Gas Properties has been increased by a like amount in the restated 2005 consolidated financial statements presented herein.

Management reviewed the calculation of share based compensation recorded during 2005 and determined that errors in various valuation assumptions were made that required correction. Accordingly, share based compensation was decreased by $680,211 in the restated 2005 consolidated financial statements presented herein. Finally during the preparation of the 2006 Form 10-KSB, management discovered that certain direct offering costs incurred in 2005 were incorrectly expensed, rather than offsetting such costs against the related offering proceeds. As a result, offering expenses were decreased by $3,522,076 in the restated 2005 consolidated financial statements presented herein.

Material Weakness

The Company’s management, including the CEO and the CFO, have determined that both the Change in Accounting Policy and the Restatement of the 2005 consolidated financials was due to a material weakness in the Company’s internal controls over financial reporting. Management has identified this weakness as the Company’s lack of sufficient, qualified accounting personnel who have the necessary U.S. GAAP, oil and gas accounting, stock based compensation and SEC reporting experience. At the end of the 2006 fiscal year, the Company recognized this weakness and began the process of searching for a qualified Chief Financial Officer. On February 5, 2007, the Company appointed Mike Churchill as Chief Financial Officer to the Company. Mr. Churchill has extensive U.S. GAAP experience, a B.B.A. in accounting from the University of Texas, Austin and has been a CPA in the State of Texas since 1972.The Company intends to seek additional consulting assistance during 2007 from qualified individuals with extensive oil and gas, stock based compensation, and SEC reporting skills to assist and supplement Mr. Churchill’s efforts in the remediation of this material weakness. The Company’s management, including the CEO and the CFO, believe that the hiring of Mr. Churchill, the expected hiring of qualified consultants during 2007,and the development of the Company’s internal controls over financial reporting will fully remediate this material weakness.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s Board of Directors consists currently of six directors. Directors are elected for one-year terms and serve until their successors are elected and qualified. All of the executive officers of the Company are full-time employees of the Company. Executive officers of the Company are appointed for a one-year term and serve until their respective successors have been selected and qualified; provided, however, such officers are subject to removal at any time by the affirmative vote of a majority of the Board of Directors. The ages of the directors, executive officers and key employees are shown as of December 31, 2006, except for Mike Churchill, who was appointment as our Chief Financial Officer on February 5, 2007.

Name	Position	Director/Officer Since	Age
Brent D. Kinney	Chief Executive Officer, Director and Principal Executive Officer	November 1, 2005(1)	64

Daniel F. Meyer(2)	Former Director	December 20, 2004(2)	51

Michael D. Noonan(3)	Vice President, Corporate, Secretary and Director	August 25, 2005	48

Karim Jobanputra	Director	November 2, 2005	41

Ian R. Baron	Director	November 16, 2005	50

Peter J. Cockcroft	Director	November 16, 2005	56

Nigel McCue	Director	May 30, 2006	55

Shafiq Ur Rahman	Manager of Finance and Administration Principal Financial and Accounting Officer	May 29, 2006	56

Mike Churchill	Chief Financial Officer	February 5, 2007	58

(1)	Mr. Kinney was appointed Chief Executive Officer on November 1, 2005, and appointed as director on November 16, 2005.
(2)	Mr. Meyer resigned as President, Secretary and Treasurer effective May 30, 2006. Mr. Meyer resigned as a director on August 14, 2006, to pursue other business opportunities.
(3)	Mr. Noonan was appointed as director on November 16, 2005. Mr. Noonan was appointed Secretary effective May 30, 2006.

The following is a description of the principal occupations and other employment during the past five years and their directorships in certain companies of the directors of the Company. This information is as reported by the respective directors.

Brent D. Kinney — Chief Executive Officer and Director. Mr. Kinney, aged 64, holds a BA in Geology and a LLM degree from the University of Manitoba, Canada. Mr. Kinney was a partner with one of Calgary Alberta’s leading energy law firms until 1991 when he moved to Doha, Qatar to advise the Minister of Energy on petroleum matters. On leaving Qatar, Mr. Kinney joined a law firm based in London to work at its Hong Kong office and advised the firms clients on energy matters From 1997 to 2000, he worked for the firms office in Dubai In 2000, he managed a joint venture with Renaissance Energy Ltd., a Canadian based energy and petroleum company, to pursue opportunities on energy and petroleum matters in Iran. This joint venture was dissolved in 2001, and since that time, Mr. Kinney has worked in Dubai as an independent consultant advising governments and international oil companies. Mr. Kinney sits on the boards of directors of four companies, Husky Energy, Inc., Dragon Oil plc, Western Copper Corporation and Benchmark Energy Corp.

Daniel F. Meyer - Director. Daniel F. Meyer, age 51, served as the Company’s President, Secretary and Treasurer from December 20, 2004 through May 30, 2006. Mr. Meyer served as a director from December 20, 2004 to August 14, 2006. From November 2003 to the present, Mr. Meyer was self-employed as a financial consultant. From April 2003 to November 2003, Mr. Meyer was Vice President of Operations for Canada’s Choice at Home’n Officer Inc., a division of Canada’s Choice Spring Water Co. Mr. Meyer was responsible for all operations, marketing and client relationship management for Northern Alberta. From 1994 to 2003, Mr. Meyer was president and principle shareholder of Canyon Springs Water Co. Ltd., a private Alberta bottled water company. Mr. Meyer was responsible for overseeing all aspects of the business, including client relations, marketing, strategic planning, transportation and financial and business development. Under Mr. Meyer’s management, Canyon Springs grew to be one of the largest bottled water companies in Alberta, packaging both wholesale and retail water products for distribution to home, office, major grocery chains and other major distribution plants such as Dairyland Alberta. Canyon Springs had offices in Edmonton and Calgary. The company was purchased by Canada’s Choice in 2003.

Michael D. Noonan - Vice President, Corporate and Director. Michael D. Noonan, age 48, has been the Company’s Vice President, Corporate since August 25, 2005. Mr. Noonan has more than 15 years of investor relations, corporate finance and corporate governance experience. Prior to joining the Company, Mr. Noonan worked for Forgent Networks from May, 2002 to February, 2006, where he most recently served as the Senior Director of Investor Relations. Prior to working at Forgent, Mr. Noonan was employed for two years from March 2000 to March 2002, by Pierpont Communications, an investor and public relations firm, where he was a Senior Vice President. Mr. Noonan has also served as director of investor relations and corporate communications at Integrated Electrical Services, an electrical services company, and manager of investor relations and public affairs for Sterling Chemicals, a manufacturer of commodity chemicals. He received a Master of Business Administration degree from Athabasca University in Alberta, Canada; a Bachelor of Business Administration degree in Business Administration and Economics from Simon Fraser University in British Columbia, Canada; and an Executive Juris Doctorate from Concord School of Law in Los Angeles, California.

Karim Jobanputra - Director. Mr. Jobanputra, age 41, is an entrepreneur and owns companies that do business mostly in the Middle East and Europe. Mr. Jobanputra has experience in the areas of corporate finance and international business development, and also works as a self-employed consultant based in the United Kingdom. For the past 5 years he has provided consulting services to companies in the areas of corporate finance and business development in the Asian and Middle East markets, including Indonesia, Qatar, Saudi Arabia, India and China. Karim Jobanputra has been a director of O2Diesel Corp. since July 15, 2003. Mr. Jobanputra was nominated as a director by Sheikh Hamad Bin Jassim Bin Jabr al-Thani, the holder of 3,055,556 shares of Series A Preferred Stock purchased on September 20, 2005. Under the terms of the certificate of designation of rights and preferences of the Series A Preferred Stock, holders of the Series A Preferred Stock are entitled to elect one director to our board of directors. See, “Right to Appoint Directors,” below.

Ian R. Baron — Director. Mr. Baron, age 50, is the founding partner of Energy Services Group Dubai since February 2002. Mr. Baron is a graduate of Manchester University with a degree in geology. He has served as exploration director of Meridian Oil & Petrogulf Resources, Australia; Vice-President Conoco Middle East Ltd.; and CEO Dragon Oil plc (August 1999-February 2002); COO Aurado Energy Inc., Canada. He currently serves as non-executive director of the following companies; Concorde Oil & Gas plc, UK; Cadogan Petroleum plc, UK; Willstar Energy LP, USA. .

Peter J. Cockcroft —Director. Mr. Cockcroft, age 56, is a geologist (University of Sydney) and consultant. Mr. Cockcroft has graduate business qualifications (Edinburgh Business School); he has recently been honored as a 2004 - 2005 Distinguished Lecturer for the Society of Petroleum Engineers on the topic of International Risk Management. A Permanent Resident of Singapore, he was appointed as a Research Fellow at Institute of South East Asian Studies (a Singapore “think-tank”) in September 2004 where he is writing a book on Asian Energy Investment. Mr. Cockcroft is a Life Fellow of the Royal Geographical Society, a Life Member of the Society of Petroleum Engineers, and A Fellow of the American Academy of Financial Management. He was a previous Chairman of Baraka Petroleum and was a founding Board member of Kuwait Energy KSC from October 2005 - January 2006, as well as Australian Oil Company Pty. Ltd. (AOC.AX). His last permanent position was as Advisor to the CEO of Premier Oil plc from March 2001 until January 2005. In December, 2006, he was appointed as Petroleum Advisor to the Prime Minister of East Timor.

Nigel R. McCue —Director.  Mr. McCue, age 55, has over thirty years experience in the upstream sector of the petroleum industry. He is a Director and Chief Executive Officer of Jura Energy Corporation (appointed April 2006, current), a company listed on the Toronto Stock Exchange. He is a Director of Nemmoco Petroleum Limited (appointed April 2001, current), a private exploration and production company with interests located principally in Central and Eastern Europe. Prior to this he was a Director and Chief Financial Officer of Lundin Oil AB, a company with interests in over twenty countries with specific experience in mergers and acquisition, equity, corporate and project debt finance, and stock exchange listings. Prior to this, he held various positions with Chevron Overseas Inc. and Gulf Oil Corporation. Mr. McCue is a Non-Executive Director of Dragon Oil Plc (appointed April 2002, current) and is chairman of its audit committee and a member of its remuneration and nomination committees. He is also a Non-Executive Director of Lamprell plc. (appointed July 2006, current) and is chairman of its audit committee and a member of its remuneration and nomination committees.

Shafiq Ur Rahman — Manager of Finance and Administration. Shafiq Ur Rahman, age 56, is our Manager of Finance and Administration. Mr. Rahman has more than 30 years experience in the oil and gas industry. Prior to joining the company he served as Chief Accountant and Director of Finance and Administration for several companies, including in the past, Huston Oil and Minerals, Tenneco Oil, Lundin Oil (formerly International Petroleum Inc.), Arabex Petroleum, and Coplex Resources. From 1993-2003 Mr. Rahman worked as Chief Accountant to Resource Petrochemical Consultants. From October 2003- December 2005, Mr. Rahman was employed by Tanganyika Oil Company as Chief Accountant for its subsidiary Dublin International Petroleum (Syria). Mr. Rahman took an extended vacation prior to joining us on a part-time basis in February and full-time beginning in May of 2006. Mr. Rahman’s global experience includes working in various countries in the Middle East, North and West Africa, and Asia. Mr. Rahman has a Bachelor in Commerce degree from Karachi University.

Mike Churchill — Chief Financial Officer. Mr. Churchill has been a Senior Associate with vcfo since the fall of 2006. In the twelve years before joining vcfo, Mr. Churchill served as a Managing Director of Strategic Partners International, Inc. (“SPI”), an investment banking firm addressing companies’ financing needs and as a consultant. While at SPI, Mr. Churchill sourced capital funding for two oil and gas companies and two bio-tech companies. Mr. Churchill also has over 18 years of experience in executive management with several banks and savings and loans. Mr. Churchill spent five years with Arthur Andersen and Company. Mr. Churchill has a B.B.A. in Accounting from the University of Texas, Austin and has been a CPA in the State of Texas since 1972.

None of our executive officers or key employees is related by blood, marriage or adoption to any other director or executive officer.

To our knowledge, there is no arrangement or understanding between any of our officers and any other person pursuant to which the officer was selected to serve as an officer.

Each of our directors was nominated to be elected as directors at our annual shareholders’ meeting scheduled on June 26, 2006. We failed to obtain a quorum and our annual meeting was adjourned until July 31, 2006. On July 31, 2006, each director was elected to a new term.

Corporate Governance

The Company’s Board of Directors is responsible for the Company’s Corporate Governance policies and has separately designated standing Compensation, Nominating, and Audit Committees. The Company’s Board of Directors has determined that all the members of the Compensation, Nominating, and Audit Committees are independent, based on the criteria for independence and unrelatedness prescribed by the Sarbanes-Oxley Act of 2002, section 10A(m)(3) and the American Stock Exchange.

Compensation

Compensation of the Company’s Chief Executive Officer and all other officers is recommended to the board for determination by the Compensation Committee. The Compensation Committee is composed of three independent directors: Karim Jobanputra, Peter Cockcroft, and Nigel McCue. The Compensation Committee develops reviews and monitors director and executive compensation and policies. The Compensation Committee is also responsible for annually reviewing the adequacy of compensation for directors and others and the composition of compensation packages. The Company’s Chief Executive Officer cannot be present during the Committee’s deliberations or vote.

Nominating Committee

The Corporate Governance and Nominating Committee are currently composed of three independent directors: Karim Jobanputra, Peter Cockcroft, and Nigel McCue. Nominees for the election to the Board of Directors are recommended by the Nominating Committee. The Company has adopted a formal written board resolution addressing the nomination process and such related matters as may be required under federal securities laws.

Audit Committee

The Company’s Board of Directors has a separately designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Company’s Audit Committee is comprised of:

•	Karim Jobanputra
•	Peter Cockcroft
•	Nigel McCue

In the opinion of the Company’s Board of Directors, all of the members of the Audit Committee are independent (as determined under Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange) and are financially literate.

Audit Committee Financial Expert

The Company’s Board of Directors has determined that Nigel R. McCue, a member of the Audit Committee, qualifies as an audit committee financial expert (as defined in Item 401 of Regulation S-K under the Exchange Act) and is independent as defined by the American Stock Exchange.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely upon information provided to us by individual officers, directors and 10% Stockholders, we believe that all of these filing requirements were satisfied by our officers, directors, and 10% Stockholders in fiscal 2006, except as follows:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Karim Jobanputra	Director	--	--	Late/1
Ian R. Baron	Director	--	--	Late/1
Sheikh Hamad Bin Jassen Bin Jaber Al Thani	10% Shareholder	--	--	Late/1
Nigel R. McCue	Director	Late/1	Late/1	Late/1

Right to Appoint Directors

On September 20, 2005, we entered into an agreement with Sheikh Hamad Bin Jassen Bin Jaber Al Thani, wherein the Sheikh purchased 3,055,556 shares of our Series A Preferred Stock, representing all the authorized shares of Series A Preferred Stock. The holders of the Series A Preferred Stock are entitled to appoint one director to our Board of Directors. The Sheikh exercised this right and appointed Karim Jobanputra as a director. After purchasing the Series A Preferred Stock, the Sheikh holds 15,296,424 shares of our common stock assuming conversion of the Series A Preferred stock on a 4 for 1 basis, consisting of 12,222,224 shares of Common Stock issuable upon conversion of the Series A Preferred Stock and 3,074,200 shares of Common Stock purchased in the open market. The Sheikh converted all the Series A Preferred Stock on April 20, 2007.

ITEM 10.	EXECUTIVE COMPENSATION

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other executives for the fiscal year ended December 31, 2006 is as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Comp.	Total
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Brent Kinney Chief Executive Officer and Director	2006	$244,500	(1)	--	--	--	--	--	--	$244,500

Michael D. Noonan Corporate Secretary, Vice President Corporate, and Direct	2006	$154,500	(2)	--	--	--	--	--	--	$154,500

Daniel Meyer Former President and Former Director	2006	$146,725	(3)	--	--	--	--	--	--	$146,725

Shafiq Ur Rahman Manager of Finance and Administration	2006	$89,248		--	--	--	--	--	--	$89,248

(1)	Includes $210,000 in salary for services as Chief Executive Officer, $30,000 in director fees, and $4,500 in board of directors meeting allowance
(2)	Includes $120,000 paid in consulting fees for services as Corporate Secretary, $30,000 in director fees, and $4,500 in board of directors meeting allowance
(3)	Includes $126,825 paid in consulting fees for services to the Company, $17,500 in directors fees, and $2,400 in board of directors meeting allowance

Executive Compensation Agreements and Summary of Executive Compensation

Report of the Board of Directors on Executive Compensation

During the year ended December 31, 2006, our Board of Directors was responsible for establishing compensation policy and administering the compensation programs of our executive officers.

The amount of compensation paid by us to each of our directors and officers and the terms of those persons’ employment is determined solely by the Board of Directors. We believe that the compensation paid to its directors and officers is fair to the company.

Prior to November 16, 2005, Daniel Meyer, our former President, negotiated all executive salaries on our behalf. Currently, the Board of Directors reviewed the compensation and benefits of all our executive officers and established and reviewed general policies relating to compensation and benefits of our employees. Directors do not participate in approving or authorizing their own salaries as executive officers.

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

Employment Agreement with Brent D. Kinney - Chief Executive Officer

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

•
We may by notice terminate the Employment Agreement, if at any time after October 1, 2006, the two Obligation Wells (as defined in a certain participation agreement) have failed to meet our expectations and the Sir Abu Nu’ayr exploration program does not provide us with commercially useful petroleum assets.

Before Mr. Kinney was appointed as our chief executive officer, he was retained by us as special legal counsel to advise us on petroleum matters as of April 1, 2005 and received legal cost of $53,919 from us for these services.

Consulting Agreement with Michael Noonan - Corporate Secretary

In connection with the appointment of Mr. Michael Noonan as our Vice President Corporate on August 25, 2005, we entered into an Independent Contractor Services Agreement and a Confidentiality Agreement for the services of Mr. Noonan as our Vice President Corporate. Under these agreements, we anticipate that Mr. Noonan will serve as our Vice President Corporate until July 31, 2006 at a consulting fee of $10,000 per month. Under the terms of the Confidentiality Agreement, Mr. Noonan is prohibited from disclosing certain confidential information with respect to Sky Petroleum for a period of five years following the termination of the Independent Contractor Services Agreement. In connection with Mr. Noonan’s appointment as Vice President Corporate, we granted Mr. Noonan stock options exercisable to acquire 600,000 shares of common stock exercisable at $1.29 per share of which 200,000 shares vest on April 30, 2006, 200,000 vest on April 30, 2007 and 200,000 shares vest on April 30, 2008.

On April 19, 2006, the Board of Directors appointed Michael Noonan to become Secretary to the company following the resignation of Daniel Meyer from that office. During the transition period from April 19, 2006 to May 30, 2006, Mr. Noonan aided Mr. Meyer and the company in carrying out the rights and responsibilities of the office. Following the end of the transition period, Mr. Meyer’s resignation was approved by the Board, effective May 30, 2006. On May 30, 2006, the Board approved the appointment of Mr. Noonan to the office of Secretary to the company and ratified and approved all previous actions taken by Mr. Noonan with respect to the rights and responsibilities of the office. Mr. Noonan continues to serve as Vice President, Corporate, a position he had held since August 25, 2005, and Director, to which he was appointed November 16, 2005.

Effective April 1, 2006, we entered into an addendum to the Independent Contractor Services Agreement to extend the term of the Agreement through July 31, 2007.

Consulting Arrangement and Separation Agreement with Daniel Meyer - Former President

We paid Daniel Meyer a consulting fee of $5,000 per month up to September 30, 2005 for his services as our President under the terms of an arrangement approved by the Board of Directors. On October 1, 2005 we increased the consulting fee paid to Mr. Meyer to $7,500 per month. We have no written agreement with Daniel Meyer in connection with this consulting arrangement.

Resignation of Daniel F. Meyer

In April, 2006, Daniel F. Meyer tendered his resignation as President, Secretary, and Treasurer to the Company. Following a transition period from April 19, 2006 to May 30, 2006, the Board of Directors accepted Mr. Meyer’s resignation, effective on or about May 30, 2006.

On August 14, 2006, we entered into a Separation Agreement with Dan Meyer, effective May 30, 2006, in connection with his resignation as our President, Treasurer and Secretary. Under the term of the Separation Agreement, Mr. Meyer released us of all claims relating to (1) breach of contract, personal injury, or tort including, but not limited to, claims of wrongful discharge, fraud, promissory estoppel, intentional infliction of emotional distress, defamation, and assault; (2) claims, if any, arising out of or in connection with the initiation, termination, or existence of Contractor's employment relationship with us, or any services performed on our behalf; (3) claims, if any, regarding leave, vacation, bonuses, commissions, stock options, or any other form of payment or benefits attributable to his employment with Sky; and (4) employment discrimination on the basis of race, color, gender, disability, religion, national origin, age, or any other status protected by law. The Separation Agreement requires Mr. Meyer to keep confidential information confidential. Mr. Meyer retains options granted to him in his capacity as an officer, consultant and/or director of the corporation.

Concurrent with the execution and delivery of the Separation Agreement, Mr. Meyer resigned as a director of Sky Petroleum, Inc., effective August 14, 2006. Mr. Meyer resigned as a director to pursue other business opportunities.

Appointment of Shafiq Ur Rahman - Manager of Finance and Administration

The Board of Directors has designated and appointed Mr. Rahman Manager of Finances and Administration and the Principal Financial and Accounting Officer to the Company, effective May 29, 2006. Prior to his appointment, Mr. Rahman worked for us as a consultant on a part-time basis beginning in February 2006 at a fixed rate of $3,500 per month.

Mr. Rahman will work as a consultant for the Company at a fixed rate of $5,000 per month and an educational stipend of approximately $8,500 per quarter. We have no written agreement with Mr. Rahman in connection with this consulting arrangement.

Equity Awards

The following table sets forth certain information concerning our outstanding options for our named executive officers at December 31, 2006. None of our named executive officers had any unvested restricted stock awards at December 31, 2006.

Outstanding Equity Awards At Fiscal Year-End—2006

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable		Options (#)	($)	Date

Brent Kinney	416,666	833,334	(1)	—	1.00	11/16/2012
	66,666	133,334	(1)		1.00	11/16/2012

Donald C. Cameron	100,000	100,000	(2)	—	1.00	4/30/2009

Michael Noonan	200,000	400,000	(3)		1.29	11/16/2012
	66,666	133,334	(3)	—	1.88	11/16/2012

James R. Screaton	66,666	66,667	(4)	—	.50	4/30/2009

Ian R. Baron	200,000	400,000	(5)	—	1.00	11/16/2012

Peter Cockcroft	66,666	133,334	(6)	---	1.00	11/16/2012

Nigel R. McCue	—	200,000	(7)	—	1.00	11/16/2012

Karim Jobanputra	66,666	133,334	(8)	—	1.00	11/16/2012

Daniel Meyer	66,666	133,334	(9)	—	1.00	11/16/2012

Ian R. Baron	66,666	133,334	(5)	—	1.00	11/16/2012

Totals	1,383,328	2,933,339

(1)
Mr. Kinney was appointed as our Chief Executive Officer on November 1, 2005. We granted Mr. Kinney options to purchase 1,250,000 shares of common stock exercisable at $1.00 per share. The options vest in 1/3 increments on October 1, 2006, 2007 and 2008. As of March 31, 2007, 416,666 options had vested. Mr. Kinney was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of March 31, 2007, 66,666 options had vested.

(2)
Mr. Cameron served as our Chief Executive Officer from July 26, 2005 to November 1, 2005. We entered into a termination and severance agreement with Mr. Cameron under which we agreed to grant Mr. Cameron 200,000 options exercisable at $1.00 per share, vesting 100,000 options on April 30, 2006 and the balance on April 30, 2007.

(3)
Mr. Noonan was appointed as our Vice President, Corporate on August 25, 2005. On September 28, 2005, we granted Mr. Noonan options to purchase 600,000 shares of common stock at $1.29 per share, of which 200,000 shares vest on April 30, 2006, 200,000 vest on April 30, 2007 and 200,000 shares vest on April 30, 2008. As of March 31, 2007, 200,000 options has vested. Mr. Noonan was appointed to our board of directors on November 16, 2005 and was granted 200,000 options at $1.88 per share, effective November 16, 2005, under our U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of March 31, 2007, 66,666 options had vested.

(4)
Mr. Screaton was appointed as our Vice President, Finance and Chief Financial Officer on August 25, 2005. On August 25, 2005, we agreed to grant Mr. Screaton options to purchase 400,000 shares of common stock of which 133,333 exercisable at $0.50 vest on April 30, 2006, 133,333 exercisable at $0.80 per share vest on April 30, 2007 and 133,334 exercisable at $1.00 per share vest on April 30, 2008. Mr. Screaton signed a Separation Agreement with the Company on May 29, 2006. Pursuant to such Agreement, Mr. Screaton’s stock options are amended such that 66,666 shares vest on April 30, 2006, and 66,666 shares vest on April 30, 2007, all shares exercisable at $.50 and terminating two years after vesting. All other stock options are terminated under the Agreement.

(5)
Mr. Baron was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of March 31, 2007, 66,666 options had vested. We granted Mr. Baron 600,000 options, effective November 16, 2005, under the terms of an option agreement, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of March 31, 2007, 200,000 options had vested.

(6)
Mr. Cockcroft was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of March 31, 2007, 66,666 options had vested.

(7)
Mr. McCue was appointed to our board of directors on May 30, 2006 and was granted 200,000 options, effective May 30, 2006, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of March 31, 2007, no options had vested.

(8)
Mr. Jobanputra was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of March 31, 2007, 66,666 options had vested.

(9)
Mr. Meyer served as the Company’s President, Secretary and Treasurer from December 20, 2004 through May 30, 2006. Mr. Meyer served as a director from December 20, 2004 to August 14, 2006 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of March 31, 2007, 66,666 options had vested.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination as a result of a change in control of our Company or as a result of a change in the responsibilities of an executive following a change in control of our Company.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Ian Baron	$34,800	--	--	--	--	--	$34,800
Peter Cockcroft	$34,800	--	--	--	--	--	$34,800
Karim Jobanputra	$34,800	--	--	--	--	--	$34,800
Nigel McCue	$22,380	--	$360,616	--	--	--	$382,996

Director Compensation Agreements and Summary of Director Compensation Policies

Board Compensation

On January 11, 2006, our board of directors approved a compensation plan, effective November 16, 2005, pursuant to which each director would receive the following compensation:

•	annual director fees of $30,000 per year, payable quarterly in arrears;

•
director compensation options consisting of 200,000 options exercisable to acquire shares of common stock at $1.00 per share for non-U.S. directors and at fair market value on the date of grant for U.S. directors;

•	meeting fees of $1,200 per meeting, including committee meetings; and

•	reimbursement of expenses related to service in the capacity of a member of the Board.

Compensation Interlocks and Insider Participation

There were no compensation committee or board interlocks among the members of our board of directors.

Consulting Agreement with Energy Services Group Dubai

Mr. Ian Baron, a director, is the founding partner of Energy Services Group Dubai (ESG), with which we entered into a Consulting and Business Development Agreement to retain the services of ESG to assist us in sourcing and in evaluating exploration and development opportunities. Pursuant to the Consulting Agreement ESG receives a retainer of $42,500 per month in return for which ESG must provide us with 25 man-days per month of consulting services ($1,700 per day). Additional days are charged at $1,700 per day and any days not used in a month are carried forward and credited to us for future use. The Consulting Agreement provides business development services to us on the basis that opportunities to participate in new ventures would first be presented to us and that Mr Baron would act as our negotiator on new ventures that we wished to pursue. The Consulting Agreement may be terminated on ninety days notice by either party.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of December 31, 2006 by:

•	each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock;

•	our named executive officers;

•	our directors; and

•	all of our executive officers and directors as a group.

Name of Shareholder	Address	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Directors and Named Executive Officers
Brent Kinney(2) Chief Executive Officer	P.O. Box 211247 Dubai United Arab Emirates	483,332		1.03%
Michael Noonan(3) Vice President, Corporate	401 Congress Avenue Suite 1540 Austin, Texas USA 78701	476,666	(3)	1.01%
Karim Jobanputra(4) Director	P.O. Box 82 Doha State of Qatar	66,666		**
Ian R. Baron(5) Director	P.O. Box 72794 Dubai United Arab Emirates	266,666		**
Peter Cockcroft(6) Director	350 Orchard Road #21-01 Shaw House Singapore 238868	66,666		**
Nigel R. McCue(7) Director	Suite 123 Umm Suqeim Building PO Box 37174 Sheikh Zayed Road Dubai UAE	--6		**
All Officers & Directors as a Group		1,426,662		2.97%
5% Shareholders
Sheikh Hamad Bin Jassen Bin Jaber Al Thani(8)	PO Box 4044 Alwajbam Palace Doha, Qatar	15,296,424	(8)	26.02%
Metage Capital Limited	8 Pollen Street London, W1S 1NG	4,000,000	(9)	8.59%

** Less than 1%.

(1)
Based on 46,571,485 shares issued and outstanding as of December 31, 2006, plus, for each person, the number of shares of common stock such person has the right to acquire within the 60 days after March 31, 2007. Excludes 12,222,224 shares of common stock acquirable upon conversion of Series A Preferred Stock and stock options that are not exercisable within 60 days of March 31, 2007.

(2)
Mr. Kinney was appointed as our Chief Executive Officer on November 1, 2005. We granted Mr. Kinney options to purchase 1,250,000 shares of common stock exercisable at $1.00 per share. The options vest in 1/3 increments on October 1, 2006, 2007 and 2008. As of March 31, 2007, 416,666 options had vested. Mr. Kinney was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of March 31, 2007, 66,666 options had vested.

(3)
Mr. Noonan was appointed as our Vice President, Corporate on August 25, 2005. On September 28, 2005, we granted Mr. Noonan options to purchase 600,000 shares of common stock at $1.29 per share, of which 200,000 shares vest on April 30, 2006, 200,000 vest on April 30, 2007 and 200,000 shares vest on April 30, 2008. As of March 31, 2007, 400,000 options has vested. Mr. Noonan was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of March 31, 2007, 66,666 options had vested. Includes 10,000 shares of common stock..

(4)
Mr. Jobanputra was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of March 31, 2007, 66,666 options had vested.

(5)
Mr. Baron was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of March 31, 2007, 66,666 options had vested. We granted Mr. Baron 600,000 options, effective November 16, 2005, under the terms of an option agreement, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of March 31, 2007, 200,000 options had vested.

(6)
Mr. Cockcroft was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of March 31, 2007, 66,666 options had vested.

(7)
Mr. McCue was appointed to our board of directors on May 30, 2006 and was granted 200,000 options, effective May 30, 2006, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of March 31, 2007, no options had vested.

(8)
Includes 3,074,200 shares of common stock held by Sheikh Hamad Bin Jassen Bin Jaber Al Thani and 12,222,224 shares of common stock issued on April 20, 2007 upon conversion of 3,055,556 shares of Series A Preferred Stock held by the shareholder.

(9)
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

•
We may by notice terminate the Employment Agreement, if at any time after October 1, 2006, the two Obligation Wells (as defined in a certain participation agreement) have failed to meet our expectations and the Sir Abu Nu’ayr exploration program does not provide us with commercially useful petroleum assets.

Before Mr. Kinney was appointed as a chief executive officer of the Company, he was retained by us as special legal counsel to advise us on petroleum matters as of April 1, 2005 and received legal cost of $53,919 from us for these services.

Consulting Agreement with Michael Noonan

In connection with the appointment of Mr. Michael Noonan as our Vice President Corporate on August 25, 2005, we entered into an Independent Contractor Services Agreement and a Confidentiality Agreement for the services of Mr. Noonan as our Vice President Corporate. Under these agreements, we anticipate that Mr. Noonan will serve as our Vice President Corporate until July 31, 2006 at a consulting fee of $10,000 per month. Under the terms of the Confidentiality Agreement, Mr. Noonan is prohibited from disclosing certain confidential information with respect to Sky Petroleum for a period of five years following the termination of the Independent Contractor Services Agreement. In connection with Mr. Noonan’s appointment as Vice President Corporate, we granted Mr. Noonan stock options exercisable to acquire 600,000 shares of common stock exercisable at $1.29 per share of which 200,000 shares vest on April 30, 2006, 200,000 vests on April 30, 2007 and 200,000 shares vest on April 30, 2008. Effective April 1, 2006 we entered into an addendum to the Independent Contractor Services Agreement to extend the term of the Agreement though July 31, 2007.

Consulting Agreement with Energy Services Group Dubai

Mr. Ian Baron, a director, is the founding partner of Energy Services Group Dubai (ESG), with which we entered into a Consulting and Business Development Agreement to retain the services of ESG to assist us in sourcing and in evaluating exploration and development opportunities. Pursuant to the Consulting Agreement EGS receives a retainer of $42,500 per month in return for which ESG must provide us with 25 man-days per month of consulting services ($1,700 per day). Additional days are charged at $1,700 per day and any days not used in a month are carried forward and credited to us for future use. The Consulting Agreement provides business development services to us on the basis that opportunities to participate in new ventures would first be presented to us and that Mr Baron would act as our negotiator on new ventures that we wished to pursue. The Consulting Agreement may be terminated on ninety days notice by either party.

Separation Agreement with Donald Cameron

We entered into a separation agreement with Donald C. Cameron, our former Chief Executive Officer, and Donald C. Cameron Consulting Ltd. The following are the material terms and conditions of the Separation Agreement:

•
The Independent Contractor Services Agreement dated April 1, 2005, between us and Mr. Cameron, under which Mr. Cameron provided services as our CEO, was terminated effective October 31, 2005. Mr. Cameron will receive monthly fee of $11,000 for the months of November 2005, December 2005 and January 2006.

•
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

•	Stock options previously granted to Mr. Cameron under the Contractor Agreement were terminated.

•
Mr. Cameron releases and discharges us from any claims, liabilities, costs and damages which Mr. Cameron has or may have against us for any act or omission occurred on or prior to the date of Mr. Cameron’s execution of the Separation Agreement.

Mr. Cameron acknowledged that all of the confidential information is valuable, proprietary and the exclusive property of the Company and that he will not use or reveal, divulge or permit the use by the third parties of any confidential information.

Separation Agreement with James Screaton

On May 29, 2006, we entered into a Separation Agreement with James Screaton, on his own behalf, and on behalf of Shorewood Financial Inc., a body corporate duly incorporated under the laws of the province of Alberta. The following are the material terms and conditions of the Separation Agreement:

The Independent Contractor Services Agreement (the “Contractor Agreement”), between the Company and Mr. Screaton, on behalf of himself and Shorewood Financial Inc., under which Mr. Screaton provided services as Chief Financial Officer of the Company, was terminated effective on May 29, 2006. Mr. Screaton will receive a monthly fee of $6,500 for the months of May, June, and July 2006.

Under the Separation Agreement, Mr. Screaton’s stock options, exercisable to acquire 133,333 shares of common stock at $0.50 per share, will be amended to vest and become exercisable over two years. The first half (66,666 shares) will vest on April 30, 2006 and the balance (66,667 shares) will vest on April 30, 2007. The options terminate two years after vesting.

All other stock options previously granted to Mr. Screaton under the Contractor Agreement were terminated.

Mr. Screaton releases and discharges the Company from any claims, liabilities, costs and damages which Mr. Screaton has or may have against the Company for any act or omission which occurred on or prior to the date of Mr. Screaton’s execution of the Separation Agreement.

Mr. Screaton also warrants that he has not filed nor will he file any claims, complaints, charges or lawsuits against the Company arising out of Mr. Screaton’s employment and discontinuation of employment.

Mr. Screaton acknowledges that all of the confidential information (as defined in the Separation Agreement) is valuable, proprietary and the exclusive property of the Company and that he will not use or reveal, divulge or permit the use by the third parties of any confidential information.

Consulting Agreement with VCFO

On February 5, 2007, we entered into a letter agreement with virtualcfo, Inc. (d/b/a/ vcfo), engaging the services of vcfo to provide oversight and guidance to the finance and accounting team. Under the Agreement, Mike Churchill, a Senior CFO at vcfo and our Chief Financial Officer, was assigned to us to provide CFO level support, including assisting us with operational and public reporting requirements, oversight and guidance of finance and accounting matters, and such other assistance as needed by our finance and accounting team. The Agreement provides that we will pay a $5,000 retainer to vcfo and consulting fees will be paid on an hourly basis and billed weekly. Mike Churchill’s services will be billed at $165 per hour. We have also agreed to pay certain expenses incurred by vcfo in providing the contracted services.

ITEM 13.	EXHIBITS

Exhibit Number	Description
3.1(1)	Articles of Incorporation
3.2(2)	Amendment to Articles of Incorporation
3.3(2)	Amendment to Articles of Incorporation
3.4(6)	Certificate of Designation of Rights and Preferences of Series A Preferred Stock
3.5(1)	Bylaws
10.1(1)	Lease Agreement
10.2(3)	Participation Agreement between Sastaro Limited and Buttes Gas and Oil Co. International Inc.
10.3(3)	Compensation Agreement with Paraskevi Ltd.
10.4(4)	Independent Contractor Services Agreement and a Confidentiality Agreement, effective April 1, 2005, with Donald C. Cameron Consulting Ltd.
10.5(4)	Independent Contractor Services Agreement and a Confidentiality Agreement, effective April 1, 2005, for the services of Mr. Screaton as our Vice President, Finance and Chief Financial Officer
10.6(5)	Independent Contractor Services Agreement and a Confidentiality Agreement, effective April 1, 2005, for the services of Mr. Noonan as our Vice President Corporate
10.7(4)	Stock Option Plan - Canadian residents
10.8(4)	2005 U.S. Stock Incentive Plan - non-Canadian residents
10.9(7)	Form of Subscription Agreement used by selling shareholders in July 26, 2005 and August 25, 2005 private placements
10.10(8)	Employment Agreement between the Company and Brent Kinney
10.11(8)	Separation Agreement between the Company and Donald C. Cameron Consulting Ltd.
10.12(8)	Form of Subscription Agreement used by Selling Shareholders in December 2005 Placement
10.13(9)	Consulting Agreement between the Company and Energy Services Group Dubai dated April 5, 2005
10.14(9)	Option Agreement between the Company and Ian Baron
23.1	Consent of BDO Patel and Al Saleh, of Dubai, United Arab Emirates
23.2	Consent of Energy Services Group Dubai
23.3	Consent of Beckstead and Watts LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Previously filed with Form SB-2 on September 12, 2002
(2)	Previously filed with Form 10-KSB on March 31, 2005
(3)	Previously filed with Form 10-QSB on August 22, 2005
(4)	Previously filed with Form SB-2 (SEC File No. 333-127940) on August 30, 2005
(5)	Previously filed with Form SB-2/A Amendment No. 1 (SEC File No. 333-127940) on September 9, 2005
(6)	Previously filed as exhibit 3.1 to the Form 8-K filed on September 22, 2005
(7)	Previously filed with Form SB-2/A (SEC File No. 333-128285) on October 12, 2005
(8)	Previously filed with Form 10-QSB on November 15, 2005.
(9)	Previously filed with Form SB-2 on February 13, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2006 and 2005 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2006 and 2005 were $73,081 and $10,750, respectively.

Audit-Related Fees

The aggregate fees billed by the Company's auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above for fiscal 2006 and 2005 were nil and $1,500, respectively.

Tax Fees

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2006 and 2005 were $6,750 and $nil, respectively.

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal 2006 and 2005 were $nil and $nil, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY PETROLEUM, INC.

May 15, 2007	By:	/s/ BRENT KINNEY
Brent Kinney
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/	BRENT KINNEY	Chief Executive Officer	May 15, 2007
	Brent Kinney	Chairman of the Board
(Principal Executive Officer)

/s/	MICHAEL CHURCHILL	Chief Financial Officer	May 15, 2007
	Michael Churchill	(Principal Financial Officer and
Principal Accounting Officer)

/s/	IAN BARON	Director	May 15, 2007
Ian Baron

/s/	PETER COCKCROFT	Director	May 15, 2007
Peter Cockcroft

/s/	KARIM JOBANPUTRA	Director	May 15, 2007
Karim Jobanputra

/s/	NIGEL MCCUE	Director	May 15, 2007
Nigel McCue

/s/	MICHAEL D. NOONAN	Director	May 15, 2007
Michael D. Noonan