Form 10QSB
period 2007-03-31
SKY PETROLEUM, INC.
filed 2007-05-21
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes     No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No

Number of shares of issuer’s common stock outstanding at May 21, 2007:	58,793,709

Transitional Small Business format (check one): Yes	No

INDEX

PART I - FINANCIAL INFORMATION	Page No.(s)

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheet as of March 31, 2007	1

Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006	2

Consolidated Statement of Cash Flows for the three months ended March 31, 2007 and 2006	3

Notes to Consolidated Financial Statements	4

Item 2.	Plan of Operation	7

Item 3.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 3.	Defaults Upon Senior Securities.	15

Item 4.	Submission of Matters to Vote of Security Holders.	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

SIGNATURES	16

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Sky Petroleum, Inc.

Consolidated Balance Sheet

	March 31, 2007	December 31, 2006
(unaudited)
Assets
Current assets:
Cash and equivalents	$5,239,806	$5,810,763
Accounts receivable, net of allowance of $ 0	1,455,103	1,679,649
Prepaid expenses and other assets	79,942	12,667
Total current assets	6,774,851	7,503,079
Investment in oil and gas properties, net – full cost method of accounting including unevaluated costs of $13.0 million (Note 4)	16,091,446	17,701,760
Fixed assets, net	4,468	4,468
Deposits and other assets	2,839	4,066
Investment in non-affiliated entity	1,000,000	---
Total	17,098,753	17,710,294
Total Assets	$23,873,604	$25,213,373

Liabilities and Stockholders' Equity
Current liabilities:
Accrued liabilities	$86,289	$135,777

Stockholders’ Equity
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,055,556
shares issued and outstanding (Note 3)	3,056	3,056
Common Stock, $0.001 par value, 150,000,000 shares authorized, 46,571,485
shares issued and outstanding	46,571	46,571
Additional paid-in capital	38,524,059	38,065,452
Cumulative translation adjustment	(1,088)	(1,088)
Accumulated deficit	(14,785,283)	(13,036,395)
Total Stockholders’ Equity	23,787,315	25,077,596
Total Liabilities and Stockholders’ Equity	$23,873,604	25,213,373

The accompanying Notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ending March 31
	2007	2006
		(Restated)
Oil revenues	$969,226	$—
Expenses:
Consulting services	206,122	173,672
Compensation – related party	52,500	52,500
Share based compensation	478,106	433,002
Lease operating expenses	53,301	---
Depletion and depreciation	1,611,559
Investor relations	9,731	89,915
Professional fees	27,435	96,069
Director fees	37,500	53,400
General and administrative expenses	116,357	77,673
Total Expenses	2,592,611	976,231

Net operating income (loss)	(1,623,385)	(976,231)

Other income:
Interest expense	---	---
Interest income	66,996	157,579
Cumulative translation adjustment	---	(3,760)
Total other income	66,996	153,819

Net income (loss)	$(1,556,389)	$(822,412)
Dividends of Preferred stock	(192,500)	(---)
Net loss applicable to common stockholders	$(1,748,889)	$(822,412)

Weighted average of number of common shares
outstanding – basic and fully diluted	$46,571,485	$46,365,685

Net (loss) per share – basic and fully diluted	$(0.04)	$(0.02)

The accompanying Notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ending March 31
	2007	2006
Cash flows from operating activities
Net income (loss)	$(1,556,389)	$(822,412)
Share based compensation	478,106	433,002
Depletion and depreciation	1,611,559	---

Adjustment to reconcile net income (loss) to net cash used by operations:
Accounts receivable	224,546	---
Prepaid expenses	(67,275)	(60,667)
Deposits	(10,559)	(1,825)
Accrued expenses	(57,200)	(84,973
Accrued interest	---	---
Net cash provided (used) by operating activities	622,788	(536,875)

Cash flows from investing activities
Investment in non-affiliated entity	1,000,000	---
Investment in oil and gas properties	1,245	(10,513,350)
Net cash (used) in investing activities	(1,001,245)	(10,513,350)

Cash flows from financing activities
Proceeds from notes payable	---	---
Payments on notes payable	---	---
Cumulative translation adjustment	----	(1,535)
Preferred stock dividend	(192,500)	---
Issuance of preferred stock	---	---
Issuance of common stock	---	30,0000
Net cash provided from financing activities	(192,500)	28,465

Net (decrease) increase in cash	(570,957)	(11,021,760)
Cash – beginning	5,810,763	18,566,364
Cash – ending	$ 5,239,806	$ 7,544,604

Supplemental disclosures:
Interest paid	--	--
Shares issued for services (Note 3)	---	975,000

The accompanying Notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.

Notes to Consolidated Financial Statements

Note 1-	Description of Business – Nature of Operations and Basis of Presentation

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

As part of our business strategy, we, through Sastaro, entered into a Participation Agreement for the financing of a drilling program in the Mubarek field, an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf, with Buttes Gas and Oil Co. International Inc., (Buttes) a wholly-owned subsidiary of Crescent Petroleum Company International Limited. Under the terms of the Participation Agreement, Sastaro has the right to participate in a share of the future production revenue due to its funding $25 million in drilling costs related to two wells in an off-shore oil and gas project in the United Arab Emirates. The Participation Agreement does not grant Sastaro any interest in the concession area. Sastaro’s rights are limited to receiving a share of future production revenue, if any.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary corporations, after elimination of all material intercompany accounts, transactions and profits.

The financial information included herein is unaudited, except the balance sheet as of December 31, 2006 which has been derived from our audited Consolidated Financial Statements as of December 31, 2006. However, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim period are not necessarily indicative of the results to be expected for an entire year. Certain 2006 amounts have been conformed to the 2007 financial statement presentation.

Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB Quarterly Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Unless otherwise indicated or unless the context otherwise requires, all references to “Sky”, “the Company”, “we”, “us”, and “our” are to Sky Petroleum, Inc. and its consolidated subsidiaries, Sastaro and Bekata.

Note 2 – Restatement of 2006 Consolidated Financial Statements

During the first quarter of 2007, the Company’s management determined that restatement of certain amounts and balances presented in the 2006 historical financial statements was required. Those restatements related to (i) the improper expensing, as share based compensation, of the value of common shares issued to Paraskevi in 2006, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by Paraskevi, and (ii)errors made in various valuation assumptions used in the calculation of share based compensation associated with stock options issued in 2005.

The following table presents the effect of the restatements made to the Company’s previously reported consolidated statement of operations for the year ending December 31, 2006:

	For the three months ended March 31, 2006
	Previously Reported	Adjustments	Restated
Statement of Operations:
Share based compensation	$1,185,716	$(752,714)	$433,002

Net operating loss	(1,728,945)	752,714	(976,231)
Net loss	(1,575,126)	752,714	(822,412)
Net loss per share, basic and fully diluted	(.03)	0.01	(.02)

Note 3-	Stockholders’ Equity

Shares Issued for Services

On February 7, 2006, the Company issued the remaining 500,000 valued at $975,000 to PARA pursuant to the Participation Agreement as compensation for PARA’s performance obligation. The Company has capitalized this payment as an additional investment in oil and gas properties.

Preferred Stock

Each share of Series “A” Preferred Stock is entitled to receive a dividend of 7% per annum prior and in preference to the Common Stock of the Company. The dividend began to accrue on December 30, 2005, and were payable quarterly thereafter. The dividend was cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series “A” Preferred Stock will be entitled to receive an amount equal to any accrued and unpaid dividend prior and in preference to any distributions to the holders of the Common Stock. Thereafter, the holders of the Series “A” Preferred Stock will be entitled to participate in distributions on an as converted to Common Stock basis. The Company paid dividends totaling $192,500 to the holders of the Series “A” Preferred Stock as of March 31, 2007. On April 20 2007, we issued 12,222,224 shares of common stock upon the conversion of all 3,055,556 shares of Series A Preferred Stock. The Company is no longer obligated to make dividend payments on any Series A Preferred Stock.

Options

There were no options granted or exercised during the three months ended March 31, 2007 or 2006.

Note 4-	Investment in Oil and Gas Properties

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

As of March 31, 2007 the Company Investment in Oil and Gas Properties was comprised of the following:

Unevaluated Properties-

Mubarek K2 Well	$13,038,744

Evaluated Properties-

Mubarek H2 Well	13,457,501

Accumulated Drilling Costs	26,496,245

Accumulated Depletion	(5,223,907)

Impairment Expense	(5,180,892)

Total	$16,091,446

As of March 31, 2007, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 well of $13,457,501 and pre-advanced drilling costs for the Mubarek K2 well of $13,038,744. Based on the December 31, 2006 reserve report prepared by ESG, an entity considered to be an affiliate of the Company due to a mutual officer and director having ownership in ESG, proven developed reserves, net to the Company’s interest were 200,860 barrels of oil. During the three months ended March 31, 2007, 21,505 barrels of oil net to the Company’s interest were produced from the Mubarek H2 well, resulting in depletion expense of $1,611,559 being recorded for the first quarter of 2007.

Note 5-	Commitments

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

On May 18, 2005, the Company entered into a “Consulting Agreement” with Paraskevi Investment Company S.A. (“PARA”) whereby the Company has agreed to issue PARA 1,000,000 shares of its common stock for services rendered in connection with the “Participation Agreement.” Pursuant to the Agreement, stock wasissued in 500,000 share increments based on two milestones. The first issuance of 500,000 shares valued at $520,000 occurred upon signing of the aforementioned “Participation Agreement”. On February 7, 2006 the Company issued the remaining 500,000 shares valued at $975,000obligation upon the spudding of the Mubarek H2 well.

Note 6 -	Recently Announced Accounting Pronoucements

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure requirements related to the use of fair value measures in financial statements. FAS 157 will be effective for our financial statements for the fiscal year beginning January 1, 2008; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Operations

Restatement of 2006 Consolidated Financial Statements

During the first quarter of 2007, the Company’s management determined that restatement of certain amounts and balances presented in the 2006 historical financial statements was required. Those restatements related to (i) the improper expensing, as share based compensation, of the value of common shares issued to Paraskevi in 2006, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by Paraskevi, and (ii)errors made in various valuation assumptions used in the calculation of share based compensation associated with stock options issued in 2005.

The following table presents the effect of the restatements made to the Company’s previously reported consolidated statement of operations for the year ending December 31, 2006:

	For the three months ended March 31, 2006
	Previously Reported	Adjustments	Restated

Statement of Operations:
Share based compensation	$1,185,716	$(752,714)	$433,002
Net operating loss	(1,728,945)	752,714	(976,231)
Net loss	(1,575,126)	752,714	(822,412)
Net loss per share, basic and fully diluted	(.03)	0.01	(.02)

During the three months ended March 31, 2007, we had a net operating loss of $1,623,385 as compared to a loss of $976,231 during the three months ended March 31, 2006. During the first quarter of 2007, there was revenue of $969,226 ($nil – 2006) from the continued production from the Mubarek H2 well and expenses from operations of $2,592,611 ($976,231 – 2006). These expenses during the first quarter of 2007 included consulting services of $206,122 ($173,672 – 2006), related party compensation expenses of $52,500 ($52,500 – 2006), investor relations expenses of $9,731 ($89,915 – 2006), professional fees of $27,435 ($96,069 – 2006), directors fees of $37,500 ($53,400 – 2006), general and administrative expenses of $116,357 ($77,673 – 2006). In addition, in 2007 we incurred depletion expense of $1,611,559 ($nil – 2006) and lease operating expense of $53,301($nil – 2006) related to continued production at our H2 well in the Mubarek field during the quarter.

We also had other income of $66,996 during the three months ended March 31, 2007 ($153,819 - 2006) , which is primarily interest income arising from short-term investments of the Company’s excess cash during the period which decreased between 2006 and 2007 as funds were used in the drilling activities.

Cash flows from operating activities were a positive $622,788 during the three months ended March 31, 2007 as compared to a negative cash flow of $536,875 for the comparable period in 2006. The positive cash flow from operating activities arises mainly from revenues of $969,226 ($nil – 2006) and higher non-cash charges consisting of increased depletion and depreciation of $1,611,559 ($nil – 2006) and share based compensation of $478,106 ($nil – 2006) during the three month period ended March 31, 2007. We used total cash of $570,957 during the three month period ended March 31, 2007 ($7,544,604 – 2006), most of which was related to an investment in a non-affiliated entity. We used cash of $192,500 in financing activities during the three month period ended March 31, 2007, related primarily to a preferred stock dividend on the Series A preferred stock. We received no proceeds ($30,000 – 2006) in relation to the issuance ofcommon stock. Total cash decreased to $5,239,806 as of the end of three month period ($7,544,604). Total cash decreased by less due to net income provided by revenues from our interest in the continued production at the H2 well in the Mubarak field. We had a net decrease in cash as we had limited financing activities in the quarter but continued to implement our plan of operation by investing in a non-affiliated company with oil and gas prospects.

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

As of March 31, 2007, we had current assets of $6,774,851 including cash and cash equivalents of $5,239,806. As of March 31, 2007, we had current liabilities of $86,289. We had working capital of $6,688,562 as of March 31, 2007.

As mentioned above, we have paid the $25 million commitment regarding the two well program. This is initially recorded as “Imvestment in oil and gas properties” in the Companies financial statements. On January 31, 2006, Butte Gas and Oil Co. commenced drilling operations at the Mubarek H-2, the first of Sky Petroleum’s two infill wells on in the Mubarek Field. As of March 31, 2007, the Company’s total investment in oil and gas properties was $26,496,245.

The Company had an obligation to pay dividends to the holders of the Series A Preferred Stock. The dividend is 7% per annum on the balance of $11,000,000 shares outstanding. As of March 31, 2007, we paid dividends to the Series A Preferred Stock holder of $577,500. On April 20 2007, we issued 12,222,224 shares of common stock upon the conversion of all 3,055,556 shares of Series A Preferred Stock. The Company is no longer obligated to make dividend payments on any Series A Preferred Stock.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2007. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable and dividends payable. Fair values were assumed to approximate carrying values for cash, prepaid expenses and payables because they are short term in nature and their carrying amounts approximate fair values as they are payable on demand.

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

Costs related to unproved properties and major development projects may be excluded from costs subject to depletion until proved reserves have been determined or their value is impaired. These properties are assessed periodically and any impairment is transferred to costs subject to depletion. No such impairments have been identified by management as at March 31, 2007.

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

Recent Pronouncements

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of March 31, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosure requirements related to the use of fair value measures in financial statements. FAS 157 will be effective for our financial statements for the fiscal year beginning January 1, 2008; however, earlier application is encouraged. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-KSB.

Item 3. Disclosure Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act).  Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

In management’s recent review of information required to be reported in the Company’s Annual Report on Form 10-KSB, it was determined that a material weakness existed in the Company’s internal control over financial reporting which resulted in management determining that a change in accounting policy was necessary and the Company’s 2005 financial statements should be restated. For this reason, the CEO and CFO determined that as of the end of the period covered by the Annual Report, the Company’s disclosure controls and procedures were not adequate. However, the Company’s management, including the CEO and CFO, have addressed the material weaknesses in the Company’s internal controls and believe that the actions taken in this regard have provided adequate control. For this reason, the Company’s management, including the CEO and CFO, believe that as of the end of the period covered by the report the Company’s disclosure controls and procedures are adequate.

Changes in Internal Controls over Financial Reporting

During the period covered by this Quarterly Report on Form 10-QSB, a change was made to the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Specifically, management appointed a new CFO, as discussed more fully below, to implement improvements to the Company’s system of internal control over financial reporting. Although additional steps are required to fully remediate the material weakness, management believes this change will mitigate, to some extent, the possibility that future accounting errors will go undetected and that future required financial reports will not be timely filed with the SEC.

PART II — OTHER INFORMATION

 Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1      Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2      Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY PETROLEUM, INC.

By:  /s/ Brent Kinney
       ______________________________
       Brent Kinney
       Chief Executive Officer
       (On behalf of the registrant and as
       Principal Executive Officer)

Date:  May 21, 2007

By:  /s/ Michael Churchill
       ______________________________
       Michael Churchill
       Chief Financial Officer
       Principal Financial and AccountingOfficer)

Date:  May 21, 2007