Form 10QSB/A
period 2007-03-31
SKY PETROLEUM, INC.
filed 2007-05-29
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes   No

Number of shares of issuer’s common stock outstanding at May 25, 2007:   58,793,709

Transitional Small Business format (check one):   Yes     No

INDEX

PART I - FINANCIAL INFORMATION	Page No.(s)

Item 1.	Financial Statements (unaudited)

Consolidated Balance Sheet as of March 31, 2007	1

Consolidated Statement of Operations for the three months ended March 31, 2007 and 2006	2

Consolidated Statement of Cash Flows for the three months ended March 31, 2007 and 2006	3

Notes to Consolidated Financial Statements	4

Item 2.	Management Discussion and Analysis or Plan of Operation	7

Item 3.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3.	Defaults Upon Senior Securities.	16

Item 4.	Submission of Matters to Vote of Security Holders.	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES	17

PART I – CONSOLIDATED FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Sky Petroleum, Inc.

Consolidated Balance Sheet

	March 31, 2007	December 31, 2006
(unaudited)
Assets
Current assets:
Cash and equivalents	$5,239,806	$5,810,763
Accounts receivable, net of allowance of $ 0	1,455,103	1,679,649
Prepaid expenses and other assets	79,942	12,667
Total current assets	6,774,851	7,503,079
Investment in oil and gas properties, net – full cost method of accounting including unevaluated costs of $13.0 million (Note 4)	17,203,628	17,701,760
Fixed assets, net	3,991	4,468
Deposits and other assets	2,839	4,066
Investment in non-affiliated entity	1,000,000	---
Total	18,210,458	17,710,294
Total Assets	$24,985,309	$25,213,373

Liabilities and Stockholders' Equity
Current liabilities:
Accrued liabilities	$86,289	$135,777

Stockholders’ Equity
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,055,556
shares issued and outstanding (Note 3)	3,056	3,056
Common Stock, $0.001 par value, 150,000,000 shares authorized, 46,571,485
shares issued and outstanding	46,571	46,571
Additional paid-in capital	38,523,922	38,065,452
Cumulative translation adjustment	(1,088)	(1,088)
Accumulated deficit	(13,673,441)	(13,036,395)
Total Stockholders’ Equity	24,899,020	25,077,596
Total Liabilities and Stockholders’ Equity	$24,985,309	25,213,373

The accompanying Notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31
	2007	2006
		(Restated)
Oil revenues	$969,226	$—
Expenses:
Consulting services	206,122	173,672
Compensation – related party	52,500	52,500
Share based compensation	478,106	433,002
Lease operating expenses	53,301	---
Depletion and depreciation	499,854
Investor relations	9,731	89,915
Professional fees	27,435	96,069
Director fees	37,500	53,400
General and administrative expenses	116,219	77,673
Total Expenses	1,480,768	976,231

Net operating loss	(511,542)	(976,231)

Other income:
Interest income	66,996	157,579
Cumulative translation adjustment	---	(3,760)
Total other income	66,996	153,819

Net loss	$(444,546)	$(822,412)

Dividends on Preferred stock	(192,500)	(192,500)

Net loss applicable to common stockholders	$(637,046)	$(822,412)

Net (loss) per share – basic and fully diluted	$(0.01)	$(0.02)

Weighted average of number of common shares
outstanding – basic and fully diluted	46,571,485	46,365,685

The accompanying Notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2007	2006
		Restated
Cash flows provided (used) by operating activities
Net loss	$(444,546)	$(822,412)
Share based compensation	478,106	433,002
Depletion and depreciation	499,854	---

Adjustment to reconcile net loss to net cash provided
operations:
Accounts receivable	224,546	---
Prepaid expenses	(67,275)	(60,667)
Deposits	1,227	(1,825)
Accrued expenses	(69,124)	102,583
Net cash provided (used) by operating activities	622,788	(349,319)

Cash flows used in investing activities
Investment in non-affiliated entity	(1,000,000)	---
Investment in oil and gas properties	(1,245)	(10,513,350)
Net cash used in investing activities	(1,001,245)	(10,513,350)

Cash flows used in financing activities
Cumulative translation adjustment	---	3,409
Preferred stock dividends paid	(192,500)	(192,500)
Issuance of common stock	---	30,0000
Net cash used in financing activities	(192,500)	(159,091)

Net decrease in cash	(570,957)	(11,021,760)
Cash – beginning	5,810,763	18,566,364
Cash – ending	$ 5,239,806	$ 7,544,604

Supplemental disclosures:
Interest paid	$ --	$ --
Shares issued for capitalized services (Note 3)	$ --	$ 975,000

The accompanying Notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.

Notes to Consolidated Financial Statements

Note 1- Description of Business – Nature of Operations and Basis of Presentation

The Company was organized on August 22, 2002 under the laws of the State of Nevada, as The Flower Valet. On December 20, 2004, the Company amended its articles of incorporation to change its name to Seaside Explorations, Inc. Subsequently, on March 28, 2005 the Company changed its name to Sky Petroleum, Inc.

The Company is engaged in exploration and development of oil and natural gas properties of others under arrangements in which we finance the costs in exchange for interests in the oil or natural gas revenue generated by the properties. Such arrangements are commonly referred to as farm-ins to us, or farm-outs by the property owners farming out to us.

In order to manage its international oil and gas operations, the Company established two corporations in Cyprus. Bekata Limited (“Bekata”), a wholly-owned subsidiary of Sky Petroleum, Inc. owns a 100% interest in Sastaro Limited (“Sastaro”).

Sastaro entered into a Participation Agreement for the financing of a drilling program in the Mubarek field, an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf, with Buttes Gas and Oil Co. International Inc., (Buttes) a wholly-owned subsidiary of Crescent Petroleum Company International Limited. Under the terms of the Participation Agreement, Sastaro has the right to participate in a share of the future production revenue due to its funding $25 million in drilling costs related to two wells in an off-shore oil and gas project in the United Arab Emirates. The Participation Agreement does not grant Sastaro any interest in the concession area. Sastaro’s rights are limited to receiving a share of future production revenue, if any.

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

Note 3- Stockholders’ Equity

Shares Issued for Capitalized Services

On February 7, 2006, the Company issued the remaining 500,000 common shares valued at $975,000 to Paraskevi Investment Company S.A. (PARA) pursuant to the Participation Agreement as compensation for PARA’s performance obligation. The Company has capitalized this payment to investment in oil and gas properties.

Preferred Stock

Each share of Series “A” Preferred Stock was entitled to receive a dividend of 7% per annum prior and in preference to the Common Stock of the Company. The dividend began to accrue on December 30, 2005, and was payable quarterly thereafter. The dividend was cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series “A” Preferred Stock were entitled to receive an amount equal to any accrued and unpaid dividend prior and in preference to any distributions to the holders of the Common Stock. Thereafter, the holders of the Series “A” Preferred Stock were entitled to participate in distributions on an as converted to Common Stock basis. The Company paid dividends totaling $192,500 to the holders of the Series “A” Preferred Stock as of March 31, 2007. On April 20 2007, we issued 12,222,224 shares of common stock upon the conversion of all 3,055,556 shares of Series A Preferred Stock. The Company is no longer obligated to make dividend payments on any Series A Preferred Stock.

Options

There were no options granted or exercised during the three months ended March 31, 2007 or 2006.

Note 4- Investment in Oil and Gas Properties

On May 18, 2005, the Company entered into a “Participation Agreement” with Buttes whereby the Company was to provide cash in the amount of $25,000,000, to be used for drilling costs associated with two oil wells located in the Arabian Gulf in exchange for a variable percentage of future production revenue. Pursuant to the Agreement, the Company provided capital to Buttes in developmental increments. Upon commencement of production, which occurred in May 2006, the Company receives a preferred 75% of combined production revenue until such time as the Company has recouped its total investment and thereafter an incremental decrease of production revenue to 40% until the Company has recouped two times its initial investment and thereafter at 9.2%. The Company’s operating costs are capped at $3.00 per barrel and royalty fees are 14.5% of gross production revenues under the Participation Agreement.

As of March 31, 2007 the Company Investment in Oil and Gas Properties was comprised of the following:

Unevaluated Properties-

Mubarek K2 Well	$13,038,744

Evaluated Properties-

Mubarek H2 Well	13,457,501

Accumulated Costs	26,496,245

Accumulated Depletion	(4,111,725)

Impairment Expense	(5,180,892)

Total	$17,203,628

As of March 31, 2007, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 well of $13,457,501 and pre-advanced drilling costs for the Mubarek K2 well of $13,038,744. Based on the December 31, 2006 reserve report prepared by ESG, an entity considered to be an affiliate of the Company due to a mutual officer and director having ownership in ESG, proven developed reserves, net to the Company’s interest were 200,860 barrels of oil. During the three months ended March 31, 2007, 21,505 barrels of oil net to the Company’s interest were produced from the Mubarek H2 well, resulting in depletion expense of $499,377 being recorded for the first quarter of 2007.

Note 5- Commitments

As discussed in Note 3, the Company has provided BGOI cash in the amount of $25,000,000, its total commitment for the drilling costs associated with its two oil wells located in the Arabian Gulf.

On May 18, 2005, the Company entered into a “Consulting Agreement” with PARA whereby the Company agreed to issue PARA 1,000,000 shares of its common stock for services rendered in connection with the Participation Agreement. Pursuant to the Consulting Agreement, stock was issued in 500,000 share increments based on two milestones. The first issuance of 500,000 shares, valued at $520,000, occurred upon signing of the Participation Agreement. On February 7, 2006 the Company issued the remaining 500,000 shares, valued at $975,000, upon the spudding of the Mubarek H2 well.

In March 2007, the Company invested $1,000,000 in an unrelated third party that intends to engage in oil and gas exploration and development activities in an area which the Company's management had expressed interest.

Note 6 -	Recently Announced Accounting Pronouncements

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

The variances in comparable financial and operating results for the three months ended March 31, 2007 versus the same periods in 2006 may appear disproportionate as a result of production from the Mubarek well commencing in the fourth quarter of 2006.

Operations

Restatement of 2006 Consolidated Financial Statements

During the first quarter of 2007, the Company’s management determined that restatement of certain amounts and balances presented in the 2006 historical consolidated financial statements was required. Those restatements related to (i) the improper expensing, as share based compensation, of the value of common shares issued to Paraskevi in 2006, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by Paraskevi, and (ii)errors made in various valuation assumptions used in the calculation of share based compensation associated with stock options issued in 2005.

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

During the three months ended March 31, 2007, we had a net operating loss of $511,542 as compared to a loss of $976,231 during the three months ended March 31, 2006. During the first quarter of 2007, there was revenue of $969,226 ($nil – 2006) from the continued production from the Mubarek H2 well and expenses from operations of $1,480,768 ($976,231 – 2006). These operating expenses during the first quarter of 2007 included consulting services of $206,122 ($173,672 – 2006), related party compensation expenses of $52,500 ($52,500 – 2006), investor relations expenses of $9,731 ($89,915 – 2006), professional fees of $27,435 ($96,069 – 2006), directors fees of $37,500 ($53,400 – 2006), and general and administrative expenses of $116,219 ($77,673 – 2006), which were generally higher in 2007 because of increased activity in the Mubarek field and research on additional potential development sites. In addition, during the first quarter of 2007, we incurred depletion and depreciation expense of $499,854 ($nil – 2006) and lease operating expense of $53,301($nil – 2006) related to continued production from our H2 well in the Mubarek field during the first quarter.

We also had other income of $66,996 during the three months ended March 31, 2007 ($153,819 - 2006) , which is primarily interest income arising from short-term investments of the Company’s excess cash during the period which decreased between 2006 and 2007 as funds were used in the drilling activities.

Cash flows from operating activities were $622,788 during the three months ended March 31, 2007, as compared to cash flows used of $349,319 for the comparable period in 2006. The positive cash flow from operating activities arises mainly from revenues of $499,854 ($nil – 2006) and higher non-cash charges consisting of increased depletion and depreciation of $499,854 ($nil – 2006) and share based compensation of $478,106 ($433,002 – 2006) during the three month period ended March 31, 2007. We used total cash of $570,957 during the three month period ended March 31, 2007 ($11,021,760 – 2006), which related primarily to our significant investment in oil and gas properties in 2006 versus a smaller investment in a non-affiliated entity in March 2007. We used cash of $192,500 in financing activities during the three month period ended March 31, 2007 and 2006, related to a preferred stock dividend on the Series A preferred stock. We received no proceeds ($30,000 – 2006) from the issuance of common stock. Total cash decreased to $5,239,806 at March 31, 2007 versus $7,544,604 at March 31, 2006. Total cash used was decreased primarily by increased revenues from our interest in the continued production at the H2 well in the Mubarak field and reduced capital expenditures for oil and gas properties. We had a net decrease in cash as we had limited financing activities in the quarter but continued to implement our plan of operation by investing $1,000,000 in a non-affiliated company with numerous potential oil and gas prospects.

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

The Company had an obligation to pay dividends to the holders of the Series A Preferred Stock. The dividend is 7% per annum on the balance of $11,000,000 shares outstanding. As of March 31, 2007, we had paid dividends to the Series A Preferred Stock holder totaling $962,500. On April 20 2007, we issued 12,222,224 shares of common stock upon the conversion of all 3,055,556 shares of Series A Preferred Stock. The Company is no longer obligated to make dividend payments on any Series A Preferred Stock.

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

Costs related to unproved properties and major development are excluded from costs subject to depletion until proved reserves have been determined or their value is impaired. These properties are assessed periodically and any impairment is transferred to costs subject to depletion. No such impairments have been identified by management as at March 31, 2007.

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

In management’s recent review of information required to be reported in the Company’s Annual Report on Form 10-KSB, it was determined that a material weakness existed in the Company’s internal control over financial reporting which resulted in management determining that a change in accounting policy was necessary and the Company’s 2005 financial statements should be restated. For this reason, the CEO and CFO determined that as of the end of the period covered by the Annual Report, the Company’s disclosure controls and procedures were not adequate. However, the Company’s management, including the CEO and CFO, have taken the steps to address the material weaknesses in the Company’s internal controls and believe that the actions taken in this regard together with anticipated additions to our staff and consultants are likely to provide adequate control. For this reason, the Company’s management, including the CEO and CFO, believe that the Company’s disclosure controls and procedures will be adequate.

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

Date:  May 25, 2007

By:  /s/ Michael Churchill
       ______________________________
       Michael Churchill
       Chief Financial Officer
       Principal Financial and AccountingOfficer)

Date:  May 25, 2007