Form 10QSB/A
period 2006-06-30
SKY PETROLEUM, INC.
filed 2007-08-20
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 2)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      Yes    No.

Number of shares of issuer’s common stock outstanding at July 31, 2006:   46,571,485

Transitional Small Business format (check one):   Yes    No

INDEX

PART I – CONSOLIDATED FINANCIAL INFORMATION	Page No.(s)

Item 1.	Consolidated Financial Statements (unaudited)

Consolidated Balance Sheet as of June 30, 2006 (Restated)	1

Consolidated Statements of Operations for the three and six months ended June 30, 2006 (Restated) and 2005 (Restated)	2

Consolidated Statements of Cash Flows for the six months ended June 30, 2006 (Restated) and 2005 (Restated)	3

Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Plan of Operation	8

Item 3.	Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 3.	Defaults Upon Senior Securities.	22

Item 4.	Submission of Matters to Vote of Security Holders.	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES	23

INTRODUCTORY NOTE

In relation to the Company’s disclosure in a Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2007, discussing the Company’s intention to restate its annual audited consolidated financial statements for the year 2005 and its quarterly unaudited consolidated financial statements for the quarterly periods for the fiscal years of 2005 and 2006, this amendment on Form 10-QSB/A amends the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on August 15, 2006, as amended September 11, 2006.

This amended Quarterly Report reflects the restatement of the unaudited consolidated financial statements for the three months and six months ended June 30, 2006. The effects of the restatement on the Consolidated Balance Sheet as of June 30, 2006 and the Consolidated Statements of Operations for the three months and six months ended June 30, 2006 are presented in Note 3 – Restatement of 2006 Consolidated Financial Statements and in Item 2. Plan of Operation in Part I of this Form 10-QSB/A for the quarterly period ended June 30, 2006.

This amendment incorporates certain revisions to historical financial data and related disclosure in the previously filed Quarterly Report on Form 10-QSB, but is not intended to update other information presented in the Quarterly Report on Form 10-QSB as originally filed with the Securities and Exchange Commission, except where specifically noted.

The Company did not amend the Quarterly Report on Form 10-QSB for the period ended March 31, 2005—no adjustments were made to the unaudited consolidated financial statements for this period.

The Company is concurrently filing an amendment to its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 10, 2006, which contains a restatement of the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2005, including a restated Consolidated Balance Sheet, restated Consolidated Statements of Operations, restated Statement of Changes in Stockholders’ Equity, and restated Consolidated Statements of Cash Flows. The amended Annual Report on Form 10-KSB/A contains an updated audit report on the restated 2005 financials. The Company previously filed its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on May 16, 2007, which contains the restated 2005 financials and an updated audit report on the restated 2005 financials.

For a discussion of events and developments subsequent to June 30, 2006, see the Company’s amended Quarterly Reports on Form 10-QSB/A for the quarterly period ended September 30, 2006, which contain restated unaudited consolidated financial statements for that period. See also the Company’s amended Quarterly Report on Form 10-QSB/A for the quarterly period ended March 31, 2006 for restated unaudited consolidated financial statements for that period. For a quarterly breakdown of the restatement of the 2005 financial statements, see the Company’s amended Quarterly Reports on Form 10-QSB/A for the quarterly periods ended June 30, 2005 and September 30, 2005. These amended Quarterly Reports are being filed concurrently with this amendment on Form 10-QSB/A.

The restatement of the 2005 and 2006 financials is being conducted in response to the discovery by the Company’s management of certain errors in the Company’s previously filed financials statements. The errors related to (i) the improper expensing, as share based compensation, of the value of common shares issued to Paraskevi Investment Company S.A,. in relation to the Company’s May 18, 2005 Compensation Agreement with Paraskevi, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by Paraskevi, (ii) errors made in various valuation assumptions used in the calculation of share based compensation associated with stock options issued in 2005, and (iii) amounts shown as offering expenses that should have been netted against offering proceeds. For a more detailed discussion of the reasons for the restatement please see the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007.

PART I — FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

NOTE: These unaudited consolidated financial statements reflect the Company’s restatement of the six month period ended June 30, 2006.

Sky Petroleum, Inc.

(an Exploration Stage Company)

Consolidated Balance Sheet

(Unaudited)

June 30, 2006 (Restated)
Assets
Current assets:
Cash and equivalents	$ 6,465,844
Prepaid expenses	41,242

Total current assets	6,507,086

Fixed assets, net	5,500

Other assets:
Deposits	1,825
Investment in oil and gas properties (Note 4)	26,541,008

Total other assets	26,542,833

$ 33,055,419

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued liabilities	$ 27,681

Stockholders’ Equity:
Series A Preferred stock, $0.001 par value, 10,000,000
shares authorized, 3,055,556 shares issued and
outstanding at June 30, 2006 (Note 6)	3,056
Common stock, $0.001 par value, 150,000,000
shares authorized, 46,571,485 shares issued and
outstanding at June 30, 2006 (Note 6)	46,571
Additional paid-in capital	37,116,617
Cumulative translation adjustment	(1,983)
Accumulated deficit during development stage	(4,136,523)

Total Stockholders’ Equity	33,027,738

Total Liability and Stockholders’ Equity	$ 33,055,419

The Accompanying Notes are an Integral Part of These Financial Statements

Sky Petroleum, Inc.

(an Exploration Stage Company)

Consolidated Statement of Operations

(Unaudited)

	Three Months Ending June 30,		Six Months Ending June 30,		August 22, 2002 (Inception) to
					June 30,
	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)	2006 (Restated)

Revenue	$ —	$ —	$ —	$ —	$ 49

Expenses:
Consulting services (Note 7)	240,555	128,830	414,227	661,680	859,215
Compensation - related party	52,500	22,500	105,000	30,500	229,507
Share based compensation	447,601	—	880,603	—	1,196,407
Depreciation	213	—	213	—	213
		—		—
Investor relations	84,655	—	163,557	—	630,403
Professional fees	111,366	19,750	218,448	27,750	432,031
Director fees	57,180	—	110,580	—	110,580
General and administrative expenses	165,458	68,847	243,133	107,541	531,854

Total expenses	1,159,528	239,927	2,135,761	827,471	3,990,210

Net operating loss	(1,159,528)	(239,927)	(2,135,761)	(827,471)	(3,990,161)

Other income (expense)
Interest (expense)	—	(2,000)	—	(4,000)	(43,627)
Interest income	81,377	—	238,956	—	313,271
Translation adjustment	799	(29,485)	(2,961)	(29,485)	(31,006)

Net loss	$(1,077,352)	$ (271,412)	$(1,899,766)	$ (860,956)	$(3,751,523)

Dividends on Preferred Stock	(192,500)	—	(385,000)	—	(385,000)

Net loss applicable to common shareholders	$(1,269,852)	$ (271,412)	$(2,284,766)	$ (860,956)	$(4,136,523)

Net loss per share -
basic and fully diluted	$ (0.03)	$ (0.01)	$ (0.05)	$ (0.03)

Weighted average number of common shares outstanding - basic and fully diluted	46,571,485	28,979,022	46,469,154	27,479,238

The Accompanying Notes are an Integral Part of These Financial Statements

Sky Petroleum, Inc.

(an Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ending June 30,		August 22, 2002 (Inception) to
			June 30,
	2006 (Restated)	2005 (Restated)	2006 (Restated)

Cash flows from operating activities
Net loss	$(1,899,764)	$ (340,956)	$(3,751,523)
Share based compensation (Note 7)	880,603	--	1,196,405
Shares issued for services (Note 7)	975,000	520,000	1,495,000
Depreciation	213	—	213
Share-based interest payments	—	—	28,284
Adjustment to reconcile net loss to net cash
used by operations
Prepaid expenses	(41,242)	(25,000)	(42,222)
Deposits	(1,825)	(475)	(1,825)
Accrued expenses	(134,743)	22,260	(27,683)

Net cash provided (used) by operating activities	(221,760)	175,829	(1,047,005)

Cash flows from investing activities
Purchase of fixed assets	(5,713)	—	(5,713)
Investment in oil and gas properties	(11,521,008)	(5,020,000)	(26,541,008)

Net cash used in investing activities	(11,526,721)	(5,020,000)	(26,546,721)

Cash flows from financing activities
Proceeds from notes payable	—	1,700,000	4,150,000
Payments on notes payable	—	—	(1,200,000)
Stock subscriptions	—	920,000	—
Cumulative translation adjustment	2,961	(19,962)	(1,983)
Preferred dividend	(385,000)	—	(385,000)
Issuance of preferred stock	—	—	9,873,160
Issuance of common stock	30,000	2,500,000	21,623,393

Net cash provided (used) by financing activities	(352,039)	5,100,038	34,059,570

Net (decrease) increase in cash	(12,100,520)	255,867	6,465,844
Cash – beginning	18,566,364	6,542	—

Cash – ending	$ 6,465,844	$ 262,409	$ 6,465,844

Supplemental disclosures:
Interest Paid	$ --	$ 4,000	$ 45,627

Shares issued for capitalized services	$ 975,000	$ 520,000	$ —

Number of shares issued for capitalized services	500,000	500,000	$ —

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

Note 3 – Restatement of 2006 Consolidated Financial Statements

During the first quarter of 2007, the Company’s management determined that restatement of certain amounts and balances presented in the 2006 historical financial statements was required. Those restatements related to (i) the improper expensing, as share based compensation, of the value of common shares issued to Paraskevi Investments Company S.A. (“PARA”) in 2006, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by PARA, and (ii)errors made in various valuation assumptions used in the calculation of share based compensation associated with stock options issued in 2005.

The following table presents the effect of the restatements made to the Company’s previously reported consolidated financial statements for June 30, 2006:

	For the six months ended June 30, 2006

	Previously Reported	Adjustments	Restated

Consolidated Statement of Operations:
Share based compensation	$1,881,482	$(1,000,881)	$880,603
Net operating loss	(3,136,640)	1,000,881	(2,135,761)
Net loss	(2,900,645)	1,000,881	(1,899,766)
Net loss per share, basic and fully diluted	(.06)	0.01	(.05)

	As of June 30, 2006

	Previously Reported	Adjustments	Restated

Consolidated Balance sheet:
Investment in oil and gas properties, net	$25,046,008	$1,495,000	$26,541,008
Total assets	31,560,419	1,495,000	33,055,419
Unamortized options issued for services	(6,511,712)	6,511,712	0
Additional paid-in capital	47,336,497	(10,219,880)	37,116,617
Accumulated Deficit	(9,339,691)	5,203,168	(4,136,523)
Total liabilities and stockholders’ equity	31,560,419	1,495,000	33,055,419

Note 4 — Investments in Oil and Gas Activities

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

As of June 30, the Company has advanced a total of $25,000,000. During the six months ended June 30, 2006, drilling commenced and therefore the entire balance of the advance was transferred to capitalized oil and gas properties in accordance with the Company’s policy of following full cost accounting for its oil and gas activities.

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

On May 18, 2005, the Company entered into a “Consulting Agreement” with Paraskevi Investment Company S.A. (“PARA”) whereby the Company has agreed to issue PARA 1,000,000 shares of its common stock for services rendered in connection with the “Participation Agreement.” Pursuant to the Agreement, stock will be issued in 500,000 increments based on two milestones. The first issuance occurred upon signing of the aforementioned “Participation Agreement”. On February 7, 2006 the Company issued 500,000 shares valued at $975,000 to PARA pursuant to the Agreement as compensation for PARA’s performance obligation.

Note 6 — Stockholders’ Equity

On February 7, 2006, the Company issued 500,000 shares pursuant to the Participation Agreement as compensation for PARA’s performance obligation. The Company capitalized $975,000, the fair value of the underlying shares, as an investment in oil and gas properties.

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

Note 7 — Stock Options

During the year ended December 31, 2005, the Company granted options to purchase 4,250,000 shares of its $.001 par value common stock with a 3- year vesting period.

On May 20, 2006, the Company granted stock options to Mr. Nigel Mc Cue, an officer of the Company, to purchase 200,000 shares of $0.001 par value common stock at a strike price of $1 per share pursuant to his employment agreement. The options will vest over a three-year period. The value of the options on the grant date using the Black-Scholes Model is $330,564, which is recorded as unamortized options on the date of grant.

The Company recorded $414,227 for consulting services and $880,603 in share based compensation during the six months ended June 30, 2006. There were no stock options granted in the first half of 2005.

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

ITEM 2.          PLAN OF OPERATION.

NOTE: Certain parts of the following Item 2. Plan of Operation reflect the effects of the restatement of our unaudited consolidated financial statements for the period ended June 30, 2006. For more information see the section heading “Restatement of 2006 Consolidated Financial Statements” and review the Introductory Note to this amended Quarterly Report on Form 10-QSB/A. Apart from revisions relating to changed financial data from the restatement, as described above, this Item 2 has not been revised for new events and developments occuring after the original filing date of Augusts 15, 2006. Please see the Company’s subsequently filed Current Reports, Quarterly Reports, and Annual Reports, as filed with the Securities and Exchange Commission, for a discussion of events occurring subsequent to this Quarterly Report on Form 10-QSB/A.

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

Since our incorporation on August 22, 2002 through December 31, 2004, we were primarily engaged in the business of marketing, selling and distributing floral products, gifts and gourmet foods through our website. We only generated $49 in revenues during this period. As a result of determining the potential lack of viability of its previous business model, and the lack of capital to pursue the previous business model, the Company changed its business strategy and decided to pursue other business opportunities in the oil and gas industry. Since our inception through June 30, 2006 we had a cumulative loss during development stage of $3,751,523.

As part of our business strategy, we, through our wholly-owned subsidiary, Sastaro, entered into a Participation Agreement for the financing of a drilling program in the Mubarek field, an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf, with Buttes Gas and Oil Co. International Inc., (“BGOI”) a wholly-owned subsidiary of Crescent Petroleum Company International Limited. Under the terms of the Participation Agreement, Sastaro has the right to participate in a share of the future production revenue by contributing $25 million in drilling costs related to two wells in an off-shore oil and gas project in the United

Arab Emirates. The Participation Agreement does not grant Sastaro interest in the concession area other than the right to receive a share in future production revenue, if any.

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

Overall Performance

Comparability to prior periods

As discussed in the overview, the Company revised its business plan in late 2004 to seek business opportunities in other industries, including the oil and gas industry. In early 2005, the Company moved ahead with this strategy and commenced to add staff and raise capital. This plan took several months to proceed and in the second quarter of 2005, we added consultants familiar with the oil and gas business, signed a Participation Agreement to drill wells in the United Arab Emirates and commenced raising capital. In the second quarter of 2005, the operations of Sky reflect minimal general and administrative costs as we were in the early stages of our new business plan, compared to the second quarter of 2006 when we had substantial activity.

The variances in comparable financial and operating results for the three and six months ended June 30, 2006 versus the same periods in 2005 may appear disproportionate as a result of our being relatively inactive in 2005.

Restatement of 2006 Consolidated Financial Statements

During the first quarter of 2007, the Company’s management determined that restatement of certain amounts and balances presented in the 2006 historical financial statements was required. Those restatements related to (i) the improper expensing, as share based compensation, of the value of common shares issued to Paraskevi Investments Company S.A. (“PARA”) in 2006, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by PARA, and (ii) errors made in various valuation assumptions used in the calculation of share based compensation associated with stock options issued in 2005.

The following table presents the effect of the restatements made to the Company’s previously reported consolidated financial statements for June 30, 2006:

	For the six months ended June 30, 2006

	Previously Reported	Adjustments	Restated

Consolidated Statement of Operations:
Share based compensation	$1,881,482	$(1,000,881)	$880,603
Net operating loss	(3,136,640)	1,000,881	(2,135,761)
Net loss	(2,900,645)	1,000,881	(1,899,766)
Net loss per share, basic and fully diluted	(.06)	0.01	(.05)

	As of June 30, 2006

	Previously Reported	Adjustments	Restated

Consolidated Balance sheet:
Investment in oil and gas properties, net	$25,046,008	$1,495,000	$26,541,008
Total assets	31,560,419	1,495,000	33,055,419
Unamortized options issued for services	(6,511,712)	6,511,712	0
Additional paid-in capital	47,336,497	(10,219,880)	37,116,617
Accumulated Deficit	(9,339,691)	5,203,168	(4,136,523)
Total liabilities and stockholders’ equity	31,560,419	1,495,000	33,055,419

Operations

During the three months ended June, 2006, we had a loss of $1,077,352 as compared to a loss of $271,412 during the three months ended June 30, 2005. During the second quarter of 2006, there was no revenue and expenses from operations of $1,159,528 ($239,927 – 2005). These expenses during the second quarter of 2006 included consulting services of $240,555 (128,830 – 2005), share based compensation expense of $447,601 ($0 – 2005), related party compensation of $52,500 ($22,500 – 2005), investor relations expense of $84,655 (nil – 2005), professional fees of $111,366 ($19,750 – 2005), directors fees of $57,180 (nil – 2005), general expenses of $165,458 ($68,847 – 2005) and depreciation expense of $213 (nil – 2005).

During the six months ended June, 2006, we had a loss of $1,899,766 as compared to a loss of $340,956 during the six months ended June 30, 2005. During the first half of 2006, there was no revenue and expenses from operations of $2,135,761 ($307,471 – 2005). These expenses during the second half of 2006 included consulting services of $414,227 ($141,680 – 2005), share based compensation expense of $880,603 ($0 – 2005), related party compensation of $105,000 ($30,500 - 2005), investor relations expense of $163,557 (nil – 2005), professional fees of $218,448 ($27,750 – 2005), directors fees of $110,580 (nil – 2005), general expenses of $243,133 ($107,541 – 2005) and depreciation expense of $213 (nil – 2005). The compensation expense in the six months ended June 30, 2006 includes salaries and consulting fees to the six employees and consultants, and a former consultant.

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

Cash flows from operating activities were a negative $221,760 during the six months ended June 30, 2006 as compared to a positive cash flow of $176,829 for the comparable period in 2005. The current negative cash flow arises from our net loss of $1,899,764 during the period. We also paid the dividend on Series A preferred stock of $385,000 in the six months ended June 30, 2006.

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

On February 6, 2006, we issued 500,000 shares as compensation under the terms of a Compensation Agreement dated May 18, 2005 with Paraskevi Investment Company S.A. The Company capitalized $975,000, the fair value of the underlying shares, as an investment in oil and gas properties.

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

As mentioned above, we have paid the $25 million commitment regarding the two-well program. This is initially recorded as “Advances on the oil and gas activities” in the Companies financial statements. On January 31, 2006 Butte Gas and Oil Co commenced drilling operations commenced at the Mubarek H-2, the first of Sky Petroleum’s two infill wells on in the Mubarek Field. The Company follows the full cost method of accounting for its oil and gas operations whereby exploration and development expenditures are capitalized. Such costs may include geological and geophysical, drilling, equipment and technical consulting directly related to exploration and development activities. Costs related to unproved properties and major development projects may be excluded from costs subject to depletion until proved reserves have been determined or their value is impaired. As of June 30, 2006, the Company has estimated the drilling costs incurred to be $25,000,000, based on information received from the operator. In addition, technical consulting fees of $46,008 related to the oil and gas properties were capitalized. At June 30, 2006, a total of $25,046,008 of costs related to drilling and consulting costs were capitalized to oil and gas properties. These costs relate to the Mubarek Field project and are classified as unproved and will not yet be subject to depletion. The previous investment in oil and gas properties in the amount of $25,000,000 has been reclassified, leaving a balance in the drilling advance account of $0 at June 30, 2006.

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

Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies searching for opportunities in the oil and gas industry. Such risks include, but are not limited to, our ability to secure a drilling rig, our ability to successfully drill for hydrocarbons, commodity price fluctuations, delays in drilling or bringing production, if any, on line, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business development plan, successfully identify future drilling locations, continue to rely on Buttes Gas and Oil’s efforts, respond to competitive developments, and attract, retain and motivate qualified personnel.

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

Costs related to unproved properties and major development projects may be excluded from costs subject to depletion until proved reserves have been determined or their value is impaired. These properties are assessed periodically and any impairment is transferred to costs subject to depletion. No such impairments have been identified by management at June 30, 2006.

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

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, and Statement of Cash Flows. Generally, the approach in SFAS No 123(R) is similar to the approach described in SFAS No 123. However, SFAS No 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No 123(R) in 2005. Share-based compensation totaled $880,603 and $0 for the six months ended June 30, 2006 and 2005, respectively.

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

ITEM 3.          CONTROLS AND PROCEDURES

NOTE: This Item 3. Controls and Procedures has been updated to reflect the restatement of the Company’s 2005 and 2006 financial statements, as discussed above in the Introductory Note and in Item 2 under the section heading “Restatement of 2006 Consolidated Financial Statements.”

In connection with this amendment to the Company’s Quarterly Report for the period ended June 30, 2006, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

Based on the reevaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

In preparing the Company’s Exchange Act filings, the Company utilized processes and procedures to provide reasonable assurance that information relating to the Company that was required to be disclosed in such filings was recorded, processed, summarized and reported within the time periods specified by applicable SEC rules and was accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. However, in management’s recent review of information required to be reported in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, it was determined that a material weakness existed in the Company’s internal control over financial reporting which resulted in management determining that a change in accounting policy was necessary and the Company’s 2005 and 2006 financial statements should be restated, as discussed below.

This Quarterly Report on Form 10-QSB/A presents a restatement of the financial statements for the covered period. Such restatement was made necessary by the subsequently discovered material weakness in the Company’s internal control over financial reporting. For this reason , in reevaluating the adequacy of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the CEO and CFO have determined that the Company’s disclosure controls and procedures were not adequate.

While no changes to the Company’s disclosure controls and procedures were made to rectify the material weakness during the period covered by this report because such weakness was not known at that time, the Company has subsequently taken actions, as described in greater detail below, which Company’s management believes will likely provide adequate control in the future.

Changes in Internal Controls over Financial Reporting

During the period covered by this Quarterly Report on Form 10-QSB/A, no changes were made to the Company’s internal controls over financial reporting. However, subsequent to the period covered by this report a change was made to the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Specifically, on February 5, 2007, management appointed a new CFO, as discussed more fully below, to implement improvements to the Company’s system of internal control over financial reporting in order to address the material weakness which lead to the restatement of the financial statements for the period covered by this report. Although additional steps are required to fully remediate the material weakness, management believes this change will mitigate, to some extent, the possibility that future accounting errors will go undetected and that future required financial reports will not be timely filed with the SEC.

Changes in Accounting Policy

Effective June 30, 2006, the Company changed its accounting for oil and gas operations from the “full cost” method to a “cost recovery” approach.

Subsequently, in late 2006, the Company’s management determined that the full cost method, rather than the cost recovery method, was the more appropriate accounting methodology for its oil and gas activities. Therefore, as disclosed in Note 7 to the consolidated financial statements for the fiscal year ended December 31, 2006, as filed on Form 10-KSB with the SEC on May 16, 2007, the Company changed its accounting policy, which is considered a material weakness in the Company’s disclosure controls and procedures.

Restatement of 2005 and 2006 Financials

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

Management has determined that the accounting treatment of the Agreement with Paraskevi was incorrectly accounted for as share based compensation in the 2005 consolidated financial statements rather than capitalizing these costs as part of the Mubarek H2 and K2 well costs, since the services provided by Paraskevi were directly related to the Company’s investment in the Participation Agreement.

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

Material Weakness

During management’s evaluation of disclosure controls and procedures for its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, management identified the material weakness as the Company’s lack of sufficient, qualified accounting personnel who have the necessary U.S. GAAP, oil and gas accounting, stock based compensation and SEC reporting experience. At the end of the 2006 fiscal year, the Company recognized this weakness and began the process of searching for a qualified Chief Financial Officer. On February 5, 2007, the Company appointed Mike Churchill as Chief Financial Officer to the Company. Mr. Churchill has extensive U.S. GAAP experience, a B.B.A. in accounting from the University of Texas, Austin and has been a CPA in the State of Texas since 1972. The Company intends to seek additional consulting assistance during 2007 from qualified individuals with extensive oil and gas, stock based compensation, and SEC reporting skills to assist and supplement Mr. Churchill’s efforts in the remediation of this material weakness. The Company’s management, including the CEO and the CFO, believe that the hiring of Mr. Churchill, the expected hiring of qualified consultants during 2007,and the development of the Company’s internal controls over financial reporting will fully remediate this material weakness.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of May 15, 2006, there have been no material changes from risk factors as previously disclosed in the Company’s 2005 Form 10-KSB/A, filed April 10, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

The election of the Nominees to the Company’s Board to serve until the Company’s 2007 Annual Meeting of Stockholders or until successors are duly elected and qualified:
Brent D. Kinney	23,731,528	64,010

Daniel F. Meyer	23,741,528	54,010

Karim Jobanputra	23,745,453	50,085

Ian R. Baron	23,741,528	54,010

Peter J. Cockcroft	23,745,453	50,085

Nigel McCue	23,745,453	50,085

Michael D. Noonan	23,741,528	54,010

Proposal #2	For	Withheld	Abstain

To ratify the amendment of the Company’s bylaws to allow for an increase in the number of the Company’s Directors
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

On August 14, 2006, we entered into a Separation Agreement with Dan Meyer, effective May 30, 2006, in connection with his resignation as our President, Treasurer and Secretary. Under the terms of the separation agreement, Mr. Meyer released us of all claims relating to (1) breach of contract, personal injury, or tort including, but not limited to, claims of wrongful discharge, fraud, promissory estoppel, intentional infliction of emotional distress, defamation, and assault; (2) claims, if any, arising out of or in connection with the initiation, termination, or existence of Contractor’s employment relationship with us, or any services performed on our behalf; (3) claims, if any, regarding leave, vacation, bonuses, commissions, stock options, or any other form of payment or benefits attributable to his employment with Sky; and (4) employment discrimination on the basis of race, color, gender, disability, religion, national origin, age, or any other status protected by law. The Separation Agreement requires Mr. Meyer to keep confidential information confidential. Mr. Meyer retains options granted to him in his capacity as an officer, consultant and/or director of the corporation.

Concurrent with the execution and delivery of the Separation Agreement, Mr. Meyer resigned as a director of Sky Petroleum, Inc., effective August 14, 2006. Mr. Meyer resigned as a director to pursue other business opportunities.

ITEM 6. EXHIBITS

Number	Description
10.16(1)	Oral Independent Contractor Agreement with Daniel Meyer
10.17(1)	Oral Independent Contractor Agreement with Shafiq Ur Rahman
10.18(1)	Separation Agreement with Daniel Meyer dated August 14, 2006, effective May 30, 2006.
10.19(1)	Addendum to Independent Contractor Services Agreement with Michael Noonan Acting for Noonan Advisors, LLC effective as of August 1, 2006.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Previously filed with the Securities and Exchange Commission on the Company’s 10-QSB dated August 15, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY PETROLEUM, INC.
By: /s/ Michael D. Noonan
Michael D. Noonan, Caretaker Chief Executive Officer
(On behalf of the registrant and as principal executive officer Date: August 20, 2007
By: /s/ Michael D. Noonan
Michael Churchill, Chief Financial Officer
(On behalf of the registrant and as principal financial and accounting officer Date: August 20, 2007