Form 10QSB
period 2007-06-30
SKY PETROLEUM, INC.
filed 2007-08-20
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2007

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

Yes ☐       No ☒

As of August 14, 2007 there were 58,793,709 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes ☐       No ☒

INDEX

Page No.(s)

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)	1

Consolidated Balance Sheet as of June 30, 2007	1

Consolidated Statement of Operations for the three and six months ending June 30, 2007 and 2006	2

Consolidated Statement of Cash Flows for the six months ending June 30, 2007 and 2006	3

Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management Discussion and Analysis of Plan of Operations	9

Item 3.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	18

Item 3.	Defaults Upon Senior Securities.	19

Item 4.	Submission of Matters to Vote of Security Holders.	19

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES	21

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sky Petroleum, Inc.

Consolidated Balance Sheet

As of June 30, 2007

(Unaudited)

Assets
Cash and equivalents	$5,896,388
Accounts receivable, net of allowance of $0	758,584
Prepaid expenses	78,448

Total current assets	6,733,420

Other Assets: Fixed assets, net	4,394
Deposits	2,839
Investment in non-affiliated entity (Note 5)	1,000,000
Investment in oil and gas properties, net of accumulated depletion of $5,544,490 (Note 4)	15,721,790

Total Other Assets	16,729,023

Total Assets	$23,462,443

Liabilities and Stockholders’ Equity
Accrued liabilities	$353,223
Commitments and contingencies (Note 5) Stockholders’ Equity:
Common stock, $0.001 par value, 150,000,000
shares authorized, 58,793,709 shares issued and
outstanding (Note 3)	58,794
Additional paid-in capital	39,000,935
Cumulative translation adjustment	(1,088)
Accumulated deficit	(15,949,421)

Total Stockholders’ Equity	23,109,220

Total Liabilities and Stockholders’ Equity	$23,462,443

The accompanying notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ending June 30,		Six Months Ending June 30,

	2007	2006 Restated (Note 2)	2007	2006 Restated (Note 2)

Revenue	$492,756	$—	$1,461,982	$—

Expenses:
Lease operating expenses	29,481	—	82,782	—
Depletion and depreciation (Note 4)	1,482,288	213	1,982,142	213
Consulting services	293,719	240,555	499,841	414,227
Compensation - related party	52,500	52,500	105,000	105,000
Share-based compensation (Note 7)	477,013	447,601	935,483	880,603
Investor relations	114,824	84,655	116,555	163,557
Professional fees	220,712	111,366	256,147	218,448
Director fees	63,300	57,180	100,800	110,580
General and administrative expenses	109,916	165,458	245,771	243,133

Total expenses	2,843,753	1,159,528	4,324,521	2,135,761

Net operating loss	(2,350,997)	(1,159,528)	(2,862,539)	(2,135,761)

Other income (expense)
Interest expense	—	—	—	—
Interest income	75,017	81,377	142,013	238,956
Cumulative translation adjustments	—	799	—	(2,961)

Net loss	$(2,275,980)	$(1,077,352)	$(2,720,526)	$(1,899,766)

Dividends on Preferred Stock	—	(192,500)	(192,500)	(385,000)
Net loss applicable to common stockholders
	(2,275,980)	(1,269,852)	(2,913,026)	(2,284,766)

Net loss per share basic and fully diluted	$(0.04)	$(0.03)	$(0.06)	$(0.05)

Weighted average number of common shares outstanding – basic and fully diluted	57,316,297	46,571,485	46,888,150	46,469,154

The accompanying notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ending June 30,

	2007	2006 Restated

Cash flows from operating activities
Net loss	$(2,720,526)	$(1,899,766)
Share-based compensation (Note 7)	935,483	880,603
Shares issued for capitalized services (Note 3)	—	975,000
Depletion and depreciation (Note 4)	1,982,142	213
Share-based interest payments	—	—
Adjustment to reconcile net loss to net cash
used by operations -
Accounts receivable	921,065	—
Prepaid expenses	(65,781)	(41,242)
Deposits	1,227	(1,825)
Accrued expenses	217,446	(134,743)
Accrued interest	—	—

Net cash provided (used) by operating activities	1,271,056	(221,760)

Cash flows from investing activities
Purchase of fixed assets	—	(5,713)
Investment in non-affiliated entity (Note 5)	(1,000,000)	—
Investment in oil and gas properties (Note 4)	(2,098)	(11,521,008)

Net cash used in investing activities	(1,002,098)	(11,526,721)

Cash flows from financing activities
Proceeds from notes payable	—	—
Payments on notes payable	—	—
Stock subscriptions	—	—
Cumulative translation adjustment	—	2,961
Preferred dividend (Note 3)	(192,500)	(385,000)
Issuance of preferred stock (Note 3)	(3,056)	—
Issuance of common stock (Note 3)	12,223	30,000

Net cash provided (used) by financing activities	(183,333)	(352,039)

Net (decrease) increase in cash	85,625	(12,100,520)
Cash - beginning	5,810,763	18,566,364

Cash - ending	$5,896,388	$6,465,844

Supplemental disclosures:
Interest paid	$—	$—

Income taxes paid	$—	$—

Shares issued for capitalized services	$—	$975,000

Number of shares issued for capitalized services	—	500,000

The accompanying notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.

Notes to Consolidated Financial Statements

Note 1-	Description of Business – Nature of Operations and Basis of Presentation

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

In order to manage its international oil and gas operations, the Company established two corporations in Cyprus. Bekata Limited (“Bekata”), a wholly-owned subsidiary of Sky Petroleum, Inc., which owns a 100% interest in Sastaro Limited (“Sastaro”).

Sastaro entered into a Participation Agreement for the financing of a drilling program in the Mubarek field, an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf, with Buttes Gas and Oil Co. International Inc., (“Buttes”) a wholly-owned subsidiary of Crescent Petroleum Company International Limited. Under the terms of the Participation Agreement, Sastaro has the right to participate in a share of the future production revenue due to its funding $25 million in drilling costs related to two wells in an off-shore oil and gas project in the United Arab Emirates. The Participation Agreement does not grant Sastaro any interest in the concession area. Sastaro’s rights are limited to receiving a share of future production revenue, if any.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary corporations, after elimination of all material intercompany accounts, transactions and profits. The financial information included herein is unaudited, however, such information includes all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods. The results of operations for the interim periods are not necessarily indicative of the results to be expected for an entire year. Certain 2006 amounts have been conformed to the 2007 financial statement presentation.

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

During the first quarter of 2007, the Company’s management determined that restatement of certain amounts and balances presented in the 2006 historical financial statements was required. Those restatements related to (i) the improper expensing, as share based compensation, of the value of common shares issued to Paraskevi Investment Company S.A. (“PARA”) in 2006, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by PARA, and (ii) errors made in various valuation assumptions used in the calculation of share based compensation associated with stock options issued in 2005.

The following table presents the effect of the restatements made to the Company’s previously reported consolidated statement of operations for the six months ending June 30, 2006:

	For the six months ending June 30, 2006
	Previously Reported	Adjustments	Restated
Consolidated Statement of Operations:
Share based compensation	$ 0	$ 880,603	$ 880,603
Consulting services	2,105,095	(1,690,868)	414,227
Compensation – related party	295,616	(190,616)	105,000

Net operating loss	(3,136,640)	1,000,879	(2,135,761)
Net loss	(2,900,645)	1,000,879	(1,899,766)
Net loss per share, basic and fully diluted	(.06)	0.01	(.05)

Note 3 -	Stockholders’ Equity

Shares Issued for Capitalized Services

On February 7, 2006, the Company issued 500,000 of common shares valued at $975,000 to Paraskevi Investments, S.A. (PARA) pursuant to the Participation Agreement as compensation for PARA’s performance obligation. The Company has capitalized this payment to investment in oil and gas properties.

Preferred Stock

Each share of Series “A” Preferred Stock is entitled to receive a dividend of 7% per annum prior and in preference to the Common Stock of the Company. The dividends began to accrue on December 30, 2005, and were payable quarterly thereafter. The dividend was cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series “A” Preferred Stock are entitled to receive an amount equal to any accrued and unpaid dividend prior and in preference to any distributions to the holders of the Common Stock. Thereafter, the holders of the Series “A” Preferred Stock are entitled to participate in distributions on an as converted to Common Stock basis. The Company paid dividends totaling $192,500 to the holders of the Series “A” Preferred Stock as of June 30, 2007 and 2006. On April 20, 2007, we issued 12,222,224 shares of common stock upon the conversion of all 3,055,556 shares of Series A Preferred Stock. The Company is no longer obligated to make dividend payments on any Series A Preferred Stock.

Note 4 -	Investment in Oil and Gas Properties

On May 18, 2005, the Company entered into a “Participation Agreement” with Buttes whereby the Company was to provide cash in the amount of $25,000,000, to be used for drilling costs associated with two oil wells located in the Arabian Gulf in exchange for a variable percentage of future production revenue. Pursuant to the Agreement, the Company provided capital to Buttes in developmental increments and the Company completed funding its $25,000,000 commitment during 2006. Upon commencement of production, which occurred in May 2006, the Company receives a preferred 75% of combined production revenue until such time as the Company has recouped its total investment and thereafter an incremental decrease of production revenue to 40% until the Company has recouped two times its initial investment and thereafter at 9.2%. The Company’s operating costs are capped at $3.00 per barrel and royalty fees are 14.5% of gross production revenues under the Participation Agreement.

If Buttes estimates that the drilling and completion costs of the second well will increase the total drilling and completion costs of the two wells above $25 million the Company will have the option, but not the obligation, to pay these additional costs. The Company did not exercise the option to pay the excess costs, and the payments to the Company described above may be decreased proportionately to the extent drilling and completion costs exceed $25 million.

As of June 30, 2007 the Company Investment in Oil and Gas Properties was comprised of the following:

Unevaluated Properties-

Mubarek K2 Well	$13,089,671

Evaluated Properties-

Mubarek H2 Well	13,457,501
Accumulated Costs	26,547,172

Accumulated Depletion	(5,544,490)
Impairment Expense	(5,180,892)
Total	$15,721,790

As of June 30, 2007, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 well of $13,457,501 and pre-advanced drilling costs for the Mubarek K2 well of $13,089,671. Based on the December 31, 2006 reserve report prepared by ESG, an entity considered to be an affiliate of the Company due to a mutual officer and director having ownership in ESG, proven developed reserves, net to the Company’s interest were 200,860 barrels of oil. During the three months ended June 30, 2007, 21,505 barrels of oil net to the Company’s interest were produced from the Mubarek H2 well, resulting in depletion expense of $1,982,142 being recorded for the first six months of 2007.

Note 5 -	Commitments

As discussed in Note 4, the Company has provided Buttes cash in the amount of $25,000,000 during 2006 thereby completing its total commitment for the drilling costs associated with its two oil wells located in the Arabian Gulf.

On May 18, 2005, the Company entered into a “Consulting Agreement” with PARA whereby the Company has agreed to issue PARA 1,000,000 shares of its common stock for services rendered in connection with the “Participation Agreement.” Pursuant to the Agreement, stock was issued in 500,000 share increments based on two milestones. The first issuance of 500,000 shares valued at $520,000 occurred upon signing of the aforementioned “Participation Agreement”. On February 7, 2006 the Company issued the remaining 500,000 shares valued at $975,000 upon the spudding of the Mubarek H2 well.

In March 2007, the Company invested $1,000,000 in an unrelated third party that is engaged in oil and gas exploration and development in areas targeted by the Company.

Note 6 - Recently Announced Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on our evaluation, the Company concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results.

In February 2007, the Financial Accounting Standards Board (FASB) issued FAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair market value in an effort to reduce volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option may be applied on an instrument by instrument basis, must be applied to the entire instrument and not to portions of it and is irrevocable (unless a new election date occurs). The statement is effective for entity’s whose first fiscal year that begins after November 15, 2007.

The Company does not anticipate early adoption of FAS 159 for the current fiscal year ending December 31, 2007 and is reviewing the impact of this statement on its operations, but does not anticipate any material impact at this time.

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

Note 7 — Stock Options

On May 20, 2006, the Company granted stock options to Mr. Nigel McCue, an officer of the Company, to purchase 200,000 shares of $0.001 par value common stock at a strike price of $1.00 per share pursuant to his employment agreement. The options will vest over a three-year period. The value of the options on the grant date using the Black-Scholes Model is $330,564. There were no stock options granted or exercised during the second quarter of 2007.

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.50 - 1.88 at June 30, 2007	4,383,333	5.75	$1.03	—	—

Note 8 — Income Taxes

For the six months ended June 30, 2007 and 2006, the Company had a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2007, the Company has accumulated operating losses totaling approximately $15.9 million. The net operating loss carryforwards will begin to expire in 2019 if not utilized. The Company has recorded net operating losses in each year since its inception through June 30, 2007. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at June 30, 2007 and 2006.

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

The extent of the Company’s U.S. operations is limited to its corporate finance, corporate governance, and investor relations functions as well as professional fees paid to U.S. based attorneys and accountants and other consultants. The total of these U.S. based expenditures during the first six months was approximately $372,702 in 2007 and $382,005 in 2006.

A reconciliation between the income tax benefit determined by applying the applicable Federal and state statutory income tax rate to the pre-tax loss is as follows for the period indicated:

	Six Months Ending June 30

	2007	2006

Tax benefit at statutory income tax rate	$(952,181)	$(664,918)
Change in valuation allowance	952,181	664,918

Tax benefit reported	$—	$—

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

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, the success of the proposed infill drilling programs, Sky Petroleum’s ability to access opportunities, the contemplated continued production at the Mubarek field, our expectations related to the Sir Abu Nu’Ayr Island Project or the development of the Luzskoye oilfield, the competitive environment within the oil and gas industry, the extent and cost effectiveness with which Sky Petroleum is able to implement exploration and development programs in the oil and gas industry, obtaining drilling equipment on a timely fashion, commodity price risk, and the market acceptance and successful technical and economic implementation of Sky Petroleum’s intended plan. Forward-

looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although Sky Petroleum believes that the expectations reflected in the forward-looking statements are reasonable, the company cannot guarantee future results, levels of activity, performance or achievements.

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

As part of our business strategy, we, through our wholly-owned subsidiary, Sastaro, entered into a Participation Agreement for the financing of a drilling program in the Mubarek field, an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf, with Buttes Gas and Oil Co. International Inc., (Buttes) a wholly-owned subsidiary of Crescent Petroleum Company International Limited (Crescent). Under the terms of the Participation Agreement, Sastaro has the right to participate in a share of the future production revenue by contributing $25 million in drilling costs related to two wells in an off-shore oil and gas project in the United Arab Emirates. The Participation Agreement does not grant Sastaro any interest in the concession area. Sastaro’s rights are limited to receiving a share of future production revenue, if any.

Phase I:

We performed an independent review of existing data on the Ilam/Mishrif reservoir of the Mubarek Field area near Abu Musa Island in the Arabian Gulf. The review included geological, geophysical and reservoir engineering re-interpretation and analysis. In the first quarter of 2006, the Company fulfilled its commitment under the Participation Agreement by paying the remaining $10,500,000 of the required contribution under the agreement. In addition, the operator of the drilling program, Buttes secured a drilling rig, and drilling on the first well, Mubarek H2 commenced on January 31, 2006, and was completed during the second quarter of 2006 at a total depth of 15,020 feet (drilled depth). Initial logging of the well indicated good oil saturations over more than 100 feet in the Ilam/Mishrif reservoir section and the well was cased to enable testing of these zones. Buttes reported that the well was perforated over 6 zones totaling 129 feet, as two separate tests. The lowest zone was perforated over a 27- foot interval, which proved to be water bearing and was sealed off. The second test comprised perforations over 5 zones totaling 102 feet. Testing of this second interval is continuing through the field production facilities. This production subsequently declined to between 120 to 150 bopd.

Based on initial testing, the well flowed in an unstable manner with a high water cut making accurate measurements difficult due to surging of the well. During periods when the well was flowing in a stable fashion, rates of 168 bopd and 2259 bwpd were recorded, based on limited testing over a period of approximately one month. On July 26, 2006, we announced that production at the H2 well had stabilized at 200 bopd. On October 11, 2006 we announced that production had increased to 461 bopd, accomplished by shutting off one zone that was contributing significant water and no oil.

In 2006, the Mubarek H2 well produced more than 62,000 barrels of oil, averaging approximately 275 barrels per day and a total of 95,514 barrels as of June 30, 2007. The Mubarek H2 well has produced 11,822 barrels during the second quarter of 2007 and has declined to approximately 110 to 125 bopd. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

We may not be able to stabilize production from the first well and production could drop below current rates due to the unstable nature of the well. Other wells in which we may participate in this area may likewise suffer from similar instabilities and inconsistency in production.

Phase II:

The data from the first well, Mubarek H2, allowed an up-to-date assessment of the factors affecting reservoir performance in this mature field which indicated that the proposed J3 location, the second well, should be reconsidered. The second well (Mubarek K2 ST3) has now been drilled on the northwest of the field proximal to the K1 location. Mubarek K1 was drilled as Thamama producer (a deeper gas condensate reservoir underlying the Ilam/Mishrif) and electric log readings over the Ilam/Mishrif section indicate good oil saturated reservoir. Drilling of the second well, for which funding has been paid, commenced during the second quarter of 2007.

On June 20, 2007, Crescent, the operator of the Mubarek Field, informed us that the Mubarek K2 ST3 well was currently drilling at a depth of approximately 10,500 feet. The Rani Woro drilling rig successfully cleaned out the casing on the existing K2 well and milled a window in the original 9 5/8” casing at a depth of 8,974 feet.

Crescent subsequently ran a 7” liner and in the process of drilling out the 7” liner the drill string became stuck. Following several attempts to free the drill string Crescent made the decision to abandon the stuck drill string in the hole and drill a new sidetrack from the 7” liner, which now designates the well as K2 ST4. The well is currently at a depth of 13420 feet where Crescent is trying to cure lost circulation in the well before setting a 4 ½” liner above the Ilam/Mishrif reservoir.

On completion of the second obligation well, a further well development program may be evaluated.

Other Projects

We have acquired a minority stake in the development of an oilfield in the Komi Republic of the Russian Federation by acquiring a 3.9% interest in Pechora Energy through its UK parent company, Concorde Oil & Gas Plc. (“Concorde”). This acquisition is essentially a carried interest as the company will not be required to contribute additional funds as Concorde intends to fund the field development through debt and production revenues rather than further shareholder equity. Pechora Energy holds the production license for the Luzskoye field in the Komi Republic, where it is carrying out appraisal drilling on the field. Concurrently the modest existing production will be increased through the work-over of four existing wells. The reserves and final development plan will be determined following the results of the current appraisal drilling program.

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

As the Company has sufficient working capital, our goal during the next twelve months ending June 30, 2008 is to complete the second commitment well in our first project in the Mubarek Field under the Participation Agreement with Buttes, and to assess and obtain additional joint venture opportunities in new regions.

The strategic overview of Sky Petroleum is as follows:

•	To identify opportunities to participate in oil and gas projects in the Middle East, North Africa and the FSU through strategic participation agreements, farm-ins or joint ventures.

•	To focus initially on lower risk development or exploitation projects in areas with known oil or natural gas reserves / production and infrastructure.

•	To participate as a non-operator on projects with working operators with experience in a specific region.

•	To raise sufficient capital to fund our operations and to establish ongoing production revenue.

Our plan of operation includes the following goals during the next twelve months:

•	Complete the second well at the Mubarek Field in United Arab Emirates to be drilled by Butte

•	Evaluate new farm-in / joint venture opportunities in the Middle East, North Africa and the FSU.

•	Production from the second well at the Mubarek Field is expected.

•	Evaluate additional infill drilling locations in Mubarek Field.

•	Negotiate an agreement with Buttes on Sir Abu Nu’Ayr project and fund a work program.

•	Participate in our project with Pechora Energy

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

The variances in comparable financial and operating results for the three and six months ended June 30, 2007 versus the same periods in 2006 may appear disproportionate because of increased drilling and production activities in 2007.

Operations

Restatement of 2006 Consolidated Financial Statements

On May 15, 2007, our audit committee of the board of directors of Sky Petroleum Inc. and our management determined, in consultation with the full board of directors and our independent registered public accounting firm, that the Company’s previously issued audited consolidated financial statements for the fiscal year ended December 31, 2005, the report of the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2005, and its unaudited consolidated financial statements for each quarterly report filed during the 2005 and 2006 fiscal years should not be relied upon because of accounting errors in those consolidated financial statements.

During preparation of the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2006, the Company’s management, in conjunction with BDO Patel and Al Saleh (“BDO Patel”), the Company’s current independent registered public accounting firm, determined that certain errors existed in our previously issued audited consolidated financial statements for the fiscal year ended December 31, 2005. The errors related to (i) the improper expensing, as share based compensation, of the value of common shares issued to Paraskevi Investment Company S.A., in relation to our May 18, 2005 Compensation Agreement with Paraskevi, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by Paraskevi, (ii) errors made in various valuation assumptions used in the calculation of share based compensation associated with stock options issued in 2005, and (iii) amounts shown as offering expenses that should have been netted against offering proceeds.

The restatement resulted in an overall lowering of expenses in both the 2005 and 2006 fiscal years.

The following table presents the effect of the restatements made to the Company’s previously reported consolidated statement of operations for the six months ending June 30, 2006:

	For the six months ending June 30, 2006
	Previously Reported	Adjustments	Restated
Consolidated Statement of Operations:
Share based compensation	$ 0	$ 880,603	$ 880,603
Consulting services	2,105,095	(1,690,868)	414,227
Compensation – related party	295,616	(190,616)	105,000

Net operating loss	(3,136,640)	1,000,879	(2,135,761)
Net loss	(2,900,645)	1,000,879	(1,899,766)
Net loss per share, basic and fully diluted	(.06)	0.01	(.05)

Comparison of the three months ending June 30, 2007 with the three months ending June 30, 2006

For the three months ended June 30, 2007, we had a net operating loss of $2,350,997 as compared to a loss of $1,159,528 for the three months ended June 30, 2006. While, we had revenue of $492,756 during the second quarter of 2007, from continued production from the Mubarek H2 well, as compared to none during the second quarter of 2006. The increase in net operating loss resulted from a 145% increase in operating expenses, from $1,159,528 during the second quarter of 2006 to $2,843,753 during the second quarter of 2007.

Operating expenses were higher in the second quarter of 2007 as compared with the second quarter of 2006 largely because of increased drilling and production activity in the Mubarek field and research on additional potential development sites. In particular, the primary contributors to increased expenses were a depletion and depreciation expense of $1,482,288 for the three months ended June 30, 2007 as compared to $213 for the three months ended June 30, 2006 and a lease operating expense of $29,481 for the three months ended June 30, 2007 as compared to none for the three months ended June 30, 2006. These increased expenses were related to continued production from our H2 well in the Mubarek field during the second quarter.

Operating expenses for the second quarter of 2007 also included share-based compensation of $477,013 as compared to $447,601 for the second quarter of 2006; consulting services of $293,719 compared to $240,555, respectively; investor relations expenses of $114,824 compared to $84,655, respectively; professional fees of $220,712 compared to $111,366, respectively; directors fees of $63,300 compared to $57,180, respectively; and general and administrative expenses of $109,916 compared to $165,458, respectively. Related party compensation expenses totaling $52,500 were the same in both periods.

Additionally, we had less other income during the three months ended June 30, 2007, $75,017, as compared to the three months ended June 30, 2006, $81,377. This other income is primarily interest income arising from short-term investments of the Company’s excess cash during the period which decreased between 2006 and 2007 as funds were used in the drilling activities.

We anticipate that revenue for future periods may decline due to lower than anticipated production from our H2 well, which has experienced a production decline to between 110 - 125 bopd since the beginning of March 2007.

Comparison of the six months ending June 30, 2007 with the six months ending June 30, 2006

A similar comparison is present between the six months ended June 30, 2007 and the six months ended June 30, 2007. For the six months ended June 30, 2007, we had a net operating loss of $2,862,539 as compared to a loss of $2,135,761 for the six months ended June 30, 2006. We had revenue of $1,461,982 during the first two quarters of 2007, from continued production from the Mubarek H2 well, as compared to none during the first two quarters of 2006. This large difference in revenue was offset by operating expenses of $4,324,521 for the six months ended June 30, 2007 compared to $2,135,761 for the six months ended June 30, 2006.

Operating expenses were higher during the first two quarters of 2007 compared with the first two quarters of 2006 because of increased drilling and production activity in the Mubarek field and research on additional potential development sites. In particular, the primary contributors to increased expenses were a depletion and depreciation expense of $1,982,142 for the six months ended June 30, 2007 as compared to $213 for the six months ended June 30, 2006 and a lease operating expense of $82,782 for the six months ended June 30, 2007 as compared to none for the six months ended June 30, 2006. These increased expenses were related to continued production from our H2 well in the Mubarek field during the second quarter.

Operating expenses for the first two quarters of 2007 also included share-based compensation of $935,483 as compared to $880,603 for the first two quarters of 2006; consulting services of $499,841 compared to $414,227, respectively; investor relations expenses of $116,555 compared to $163,557, respectively; professional fees of $256,147 compared to $218,448, respectively; directors fees of $100,800 compared to $110,580, respectively; and general and administrative expenses of $245,771 compared to $243,133, respectively. Related party expenses totaling $105,000 were the same in both periods.

Additionally, we had less other income during the six months ended June 30, 2007, $142,013, as compared to the six months ended June 30, 2006, $238,956. This other income is primarily interest income arising from short-term investments of the Company’s excess cash during the period which decreased between 2006 and 2007 as funds were used in the drilling activities.

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

As of June 30, 2007, we had current assets of $6,733,420 including cash and cash equivalents of $5,896,388. As of June 30, 2007, we had current liabilities of $353,223. We had net working capital of $6,380,197 as of June 30, 2007. Cash flows provided by operating activities were $1,271,056 during the six months ended June 30, 2007, as compared to cash flow used of $221,760 for the same period in 2006. The increase in cash flow from operating activities resulted mainly from higher non-cash charges consisting of increased depletion and depreciation of $1,982,142 for the six months ended June 30, 2007 versus $213 for the same period in 2006 and shares issued for consulting services of $935,483 for the first two quarters of 2007 as compared to $880,603 for the same period in 2006. We used cash in investing activities of $1,002,098 during the six month period ended June 30, 2007, as compared to $11,526,721in the same period of 2006, most of which was related to an investment in Pechora Energy, a non-affiliated entity, in March 2007 as compared to completion of the funding of the drilling commitment to Buttes in the first six months of 2006. We paid $192,500 in preferred stock dividends in the second quarter of 2006 versus none in the second quarter of 2007, because the Series A preferred stock was converted to common stock in

April 2007. We received proceeds from the issuance of this common stock of $12,223 during the six months ended June 30, 2007 as compared to $30,000 during the same period in 2006. Total cash decreased to $5,896,388 at June 30, 2007 compared to $6,465,844 at June 30, 2006. We had a net decrease in cash as we had limited financing activities during the first six months of 2007.

As mentioned above, we have paid the $25 million commitment regarding the two well program. This is initially recorded as “Investment in the oil and gas properties” in our financial statements. On January 31, 2006, Butte Gas and Oil Co. commenced drilling operations at the Mubarek H-2, the first of Sky Petroleum’s two infill wells on in the Mubarek Field. As of June 30, 2007, our total investment in oil and gas properties was $26,547,172.

We had an obligation to pay dividends to the holders of the Series A Preferred Stock. The dividend is 7% per annum on the balance of $11,000,000 shares outstanding. We paid dividends to the Series A Preferred Stock holder of $192,500 for the six months ended June 30, 2007 and $385,000 for the six months ended June 30, 2006. On April 20 2007, we issued 12,222,224 shares of common stock upon the conversion of all 3,055,556 shares of Series A Preferred Stock. The Company is no longer obligated to make dividend payments on any Series A Preferred Stock.

Production from Mubarek H2 has ranged between 650 and 110 bopd and is currently producing between 110 and 125 bopd. In 2006, the Mubarek H2 well produced more than 62,000 barrels of oil, averaging approximately 275 barrels per day. The Mubarek H2 well has produced 11,822 barrels during the second quarter of 2007 and has declined to approximately 110 to 125 bopd. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any

Over the next twelve months, we believe that existing capital and anticipated funds from operations will be sufficient to sustain operations.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2007. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable and dividends payable. Fair values were assumed to approximate carrying values for cash, prepaid expenses and payables because they are short term in nature and their carrying amounts approximate fair values as they are payable on demand.

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

Costs related to unproved properties and major development projects are excluded from costs subject to depletion until proved reserves have been determined or their value is impaired. These properties are assessed periodically and any impairment is transferred to costs subject to depletion.

Full Cost Ceiling Test

The Company uses the full cost accounting method to account for its oil and natural gas activities. Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and natural gas properties. In calculating future net cash flows, current prices and costs are generally held constant indefinitely as adjusted for qualifying cash flow hedges. The net book value of oil and natural gas properties, less related deferred income taxes is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, all or a portion of the excess above the ceiling may not be written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that all or a portion of such excess above the ceiling would not have existed if the increased prices were used in the calculations.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results.

In February 2007, the Financial Accounting Standards Board (FASB) issued FAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair market value in an effort to reduce volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option may be applied on an instrument by instrument basis, must be applied to the entire instrument and not to portions of it and is irrevocable (unless a new election date occurs). The statement is effective for entity’s whose first fiscal year that begins after November 15, 2007.

The Company does not anticipate early adoption of FAS 159 for the current fiscal year ending December 31, 2007 and is reviewing the impact of this statement on its operations, but does not anticipate any material impact at this time.

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

Item 3. Disclosure Controls and Procedures

Disclosure Controls and Procedures

At the end of the quarter covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective, (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

In management’s recent review of information required to be reported in the Company’s Annual Report on Form 10-KSB for 2006, it was determined that a material weakness existed in the Company’s internal control over financial reporting which resulted in management determining that a change in accounting policy was necessary and the Company’s 2005 financial statements should be restated. For this reason, the CEO and CFO determined that as of the end of the period covered by the 2006 Annual Report, the Company’s disclosure controls and procedures were not adequate. However, the Company’s management, including the CEO and CFO, has addressed the material weaknesses in the Company’s internal controls and believe that the actions taken in this regard together with anticipated additions to our staff and consultants have provided adequate control. For this reason, the Company’s management, including the CEO and CFO, believe that as of the end of the period covered by the report the Company’s disclosure controls and procedures were adequate.

PART II — OTHER INFORMATION

 Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 20, 2007, the Company issued 12,222,224 shares of common stock in the Company to Sheikh Hamad Bin Jassen Bin Jaber Al Thani upon the conversion of the Sheikh’s 3,055,556 shares of preferred stock in the Company. Conversion of the preferred shares was made pursuant to the terms in the Certificate of Designation of the Series A Preferred Stock. After this conversion, the Company has no outstanding preferred shares and the Company is no longer obligated pay dividends upon preferred shares. Issuance of the common shares upon conversion was made outside the United States to one non-U.S. person pursuant to an exclusion from the registration requirements of the Securities Act of 1933, as amended, available under Regulation S thereunder. The Company received no proceeds from the conversion of the preferred shares.

The preferred shares were originally issued on September 20, 2005, at a price of $3.60 per share for aggregate gross proceeds of approximately $11,000,000. The preferred shares were issued outside the United States to one non-U.S. person pursuant to an exclusion from the registration requirements of the Securities Act of 1933, as amended, available under Regulation S thereunder. The offer and sale of the preferred shares was made outside of the United States to a non-U.S. person. The placement was conducted without general solicitation or advertising and without directed selling efforts.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company held its scheduled Annual General Meeting of Shareholders on Wednesday, June 27, 2007, at 9:00 a.m. (MST). After counting the number of shares present in person and by proxy, Corporate Secretary, Michael Noonan, determined that a quorum for the transaction of business was not present. Under Article II Section 7 of the Company’s By-Laws and pursuant to Nevada Revised Statutes 78.350 and 78.370(7), the Corporate Secretary proposed a vote of shares present to adjourn the meeting. The proposal was passed by unanimous consent, with proxy shares being voted by their representatives pursuant to discretionary voting power granted under the proxy.

Therefore, the Annual General Meeting of the Shareholders was adjourned until August 8, 2007, and held at Dorsey & Whitney’s Denver Office, 370 Seventeenth Street, Suite 4700, Denver, CO 80202 at 9:00 a.m. (MST). All business to be transacted at the Annual General Meeting remained the same.

Shareholders representing 21,962,531 shares or 37.35% of the shares authorized to vote (58,793,709) were present in person or by proxy, representing a quorum for the purposes of the annual meeting.

Election of Directors: The Nominees to the Company’s Board of Directors to serve until the Company’s 2008 Annual Meeting of Stockholders or until successors were duly elected and qualified.

Nominee	For	Withheld
Ian R. Baron	21,952,006	10,525
Peter J. Cockcroft	21,955,931	6,600
Karim Jobanputra	21,955,931	6,600
Brent D. Kinney	21,952,006	10,525
Nigel McCue	21,952,006	10,525
Michael D. Noonan	21,952,006	10,525

Ratification of Financial Statements: The Company’s 2006 audited financial statements were ratified as follows:

Action	For	Against	Abstain
Ratification of 2006 Financial Statements	21,962,431	-0-	100

Ratification of Appointment of Auditor: The appointment of BDO Patel & Al Saleh, the Company’s independent registered public accounting firm, for the fiscal year of 2007 was ratified.

Action	For	Against	Abstain
Ratification of Appointment of Auditor	21,962,531	-0-	-0-

Proxies were solicited under the proxy statement filed with the Securities and Exchange Commission on May 30, 2007. Each nominee for director was elected, and each proposal was approved by the Shareholders.

Item 5.	Other Information.

On June 30, 2007, Brent D. Kinney tendered his resignation as the Company’s Chief Executive Officer to the Company’s Board of Directors. In a meeting duly called and held on July 14, 2007, the Company’s Board of Directors officially accepted Mr. Kinney’s resignation and appointed a Caretaker Chief Executive Officer to take his place. Mr. Kinney resigned from his office for personal reasons. Mr. Kinney remains a director and Chairman of the Board to the Company.

During the period from June 30, 2007 to July 14, 2007, Michael D. Noonan, Vice President, Corporate, Secretary and a director to the Company and Ian Baron, Vice President of Exploration and Production and a director to the Company acted as co-Chief Executive Officers for the Company on an emergency basis only until the Company’s Board of Directors could take official corporate action.

On July 14, 2007, the Company’s Board of Directors appointed Michael D. Noonan as the Company’s Caretaker Chief Executive Officer. Mr. Noonan will act as the Company’s Principal Executive Officer on an interim basis while the Company’s Board of Directors conducts a diligent search for a permanent replacement. The Company’s Board of Directors expects to complete its search in the fall of 2007.

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

SKY PETROLEUM, INC.

By: /s/ Michael Noonan
       ___________________________________
       Michael Noonan
       Interim Chief Executive Officer
       (On behalf of the registrant and as
       Principal Executive Officer)

Date:  August 20, 2007

By:  /s/ Michael Churchill
       ___________________________________
       Michael Churchill
       Chief Financial Officer
       (Principal Financial and Accounting Officer)

Date: August 20, 2007