Form 10QSB/A
period 2005-06-30
SKY PETROLEUM, INC.
filed 2007-08-21
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      Yes    No.

Number of shares of issuer’s common stock outstanding at August 10, 2005:   33,216,000

Transitional Small Business format (check one):   Yes    No

INDEX

PART I – CONSOLIDATED FINANCIAL INFORMATION	Page No.(s)

Item 1.	Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of June 30, 2005 (Restated)	1

Consolidated Statements of Operations for the three and six months ended June 30, 2005 (Restated) and 2004	2

Consolidated Statements of Cash Flows for the six months ended June 30, 2005 (Restated) and 2004	3

Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Plan of Operation	8

Item 3.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3.	Defaults Upon Senior Securities.	16

Item 4.	Submission of Matters to Vote of Security Holders.	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES	17

INTRODUCTORY NOTE

In relation to the Company’s disclosure in a Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2007, discussing the Company’s intention to restate its annual audited consolidated financial statements for the year 2005 and its quarterly unaudited consolidated financial statements for the quarterly periods for the fiscal years of 2005 and 2006, this amendment on Form 10-QSB/A amends the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on August 22, 2005.

This amended Quarterly Report reflects the restatement of the unaudited consolidated financial statements for the three months and six months ended June 30, 2005. The effects of the restatement on the Consolidated Balance Sheet as of June 30, 2005 and the Consolidated Statements of Operations for the three months and six months ended June 30, 2005 are presented in Note 3 – Restatement of 2005 Consolidated Financial Statements and in Item 2. Plan of Operation in Part I of this Form 10-QSB/A for the quarterly period ended June 30, 2005.

This amendment incorporates certain revisions to historical financial data and related disclosure in the previously filed Quarterly Report on Form 10-QSB, but is not intended to update other information presented in the Quarterly Report on Form 10-QSB as originally filed with the Securities and Exchange Commission, except where specifically noted.

The Company did not amend the Quarterly Report on Form 10-QSB for the period ended March 31, 2005. As seen in the table provided herein under Note 3 – Restatement of 2005 Consolidated Financial Statements and in Item 2. Plan of Operation, no adjustments were made to the unaudited consolidated financial statements for this period.

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

For a discussion of events and developments subsequent to June 30, 2005, see the Company’s amended Quarterly Reports on Form 10-QSB/A for the quarterly periods ended September 30, 2005, March 31, 2006, June 30, 2006, and September 30, 2006, which contain restated unaudited consolidated financial statements for those periods. These amended Quarterly Reports are being filed concurrently with this amendment on Form 10-QSB/A.

The restatement of the 2005 financials is being conducted in response to the discovery by the Company’s management of certain errors in the Company’s previously filed financials statements. The errors related to (i) the improper expensing, as share based compensation, of the value of common shares issued to Paraskevi Investment Company S.A., in relation to the Company’s May 18, 2005 Compensation Agreement with Paraskevi, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by Paraskevi, (ii) errors made in various valuation assumptions used in the calculation of share based compensation associated with stock options issued in 2005, and (iii) amounts shown as offering expenses that should have been netted against offering proceeds. For a more detailed discussion of the reasons for the restatement please see the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2007.

PART I — FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

NOTE: These unaudited consolidated financial statements reflect the Company’s restatement of the six month period ended June 30, 2005.

Sky Petroleum, Inc.

(formerly Seaside Exploration, Inc.)

(an Exploration Stage Company)

Consolidated Balance Sheet

(Unaudited)

June 30, 2005 (Restated)

Assets
Current assets:
Cash	$ 262,409
Prepaid expenses	25,000

Total current assets	287,409

Other assets:
Deposits	475
Investment in oil & gas properties, net (Note 6)	5,020,000

Total other assets	5,020,475

$ 5,307,884

Liabilities and Stockholders’ Equity
Current liabilities
Accrued expenses	$ 18,260
Accrued interest	4,000
Notes payable (Notes 5 & 9)	1,700,000

Total current liabilities	1,722,260

Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000,000
shares authorized, zero shares issued and
outstanding	--
Common stock, $0.001 par value, 150,000,000
shares authorized, 31,500,000 shares issued and
outstanding (Notes 7 & 9)	31,500
Stock subscriptions payable	920,000
Additional paid-in capital	3,025,500
Cumulative translation adjustments	(19,962)
Accumulated deficit during development stage	(371,414)

3,585,624

$ 5,307,884

The Accompanying Notes are an Integral Part of These Financial Statements

Sky Petroleum, Inc.

(an Exploration Stage Company)

Consolidated Statement of Operations

(Unaudited)

	Three Months Ending June 30,		Six Months Ending June 30,		August 22, 2002 (inception) to June 30,

	2005 (Restated)	2004	2005 (Restated)	2004	2005 (Restated)

Revenue	$ --	$ 49	$ --	$ 49	$ 49

Expenses:
Consulting services	128,830	--	141,680	--	141,680
Stock-based consulting services	--	--	--	--	--
Compensation - related party (Note 8)	22,500	--	30,500	--	30,500
Professional fees	19,750	--	27,750	--	27,750
General and administrative expenses	68,847	750	107,541	2,750	138,048

Total expenses	239,927	750	307,471	2,750	337,978

Net operating loss	(239,927)	(701)	(307,471)	(2,701)	(337,929)
Other income (expense)
Interest expense	(2,000)	--	(4,000)	--	(4,000)
Cumulative translation adjustment	(29,485)	--	(29,485)	--	(29,485)

Net loss	$ (271,412)	$ (701)	$ (340,956)	$ (2,701)	$(371,414)

Weighted average number of
common shares outstanding - basic and
fully diluted	28,631,868	26,000,000	27,475,000	26,000,000

Net loss per share - basic and fully diluted	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)

The Accompanying Notes are an Integral Part of These Financial Statements

Sky Petroleum, Inc.

(an Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ending June 30,		August 22, 2002 (inception) to June 30,

	2005 (Restated)	2004	2005 (Restated)

Cash flows from operating activities
Net loss	$ (340,956)	$ (2,701)	$ (371,414)
Shares issued for consulting services	520,000	--	520,000
Adjustment to reconcile net loss to net cash
used by operations
Prepaid expenses	(25,000)	--	(25,000)
Deposits	(475)	--	(475)
Accrued expenses	18,260	--	18,260
Accrued interest	4,000	--	4,000

Net cash (used) by operating activities	175,829	(2,701)	145,371

Cash flows from investing activities
Oil and gas properties	(5,020,000)	--	(5,020,000)

Net cash (used) in investing activities	(5,020,000)	--	(5,020,000)

Cash flows from financing activities
Proceeds from notes payable	1,700,000	--	1,700,000
Stock subscriptions	920,000	--	920,000
Cumulative translation adjustment	(19,962)	--	(19,962)
Issuance of common stock	2,500,000	--	2,537,000

Net cash provided by financing activities	5,100,038	--	5,137,038

Net (decrease) increase in cash	255,867	(2,701)	262,409
Cash – beginning	6,542	27,024	--

Cash – ending	$ 262,409	$ 24,323	$ 262,409

Supplemental disclosures:
Interest paid	$ --	$ --	$ --

Income taxes paid	$ --	$ --	$ --

Shares issued for services	$ 520,000	$ --	$ 520,000

Number of shares issued for services	500,000	--	500,000

The Accompanying Notes are an Integral Part of These Financial Statements

Sky Petroleum, Inc.

(an Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

Note 1 — Organization

The Company was organized on August 22, 2002 (Date of Inception) under the laws of the State of Nevada, as The Flower Valet. On December 20, 2004, the Company amended its articles of incorporation to change its name to Seaside Exploration, Inc. Subsequently, on March 28, 2005 the Company changed its name to Sky Petroleum, Inc. During the first six months of 2005, the Company reassessed its business plan and begun pursuing opportunities in the oil and gas industry. In May, 2005, the Company signed an agreement to participate in a development drilling opportunity in the United Arab Emirates (see Note 6).

In order to manage its international oil and gas operations, the Company established two corporations in Cyprus. Bekata Limited (“Bekata”), a wholly-owned subsidiary of Sky Petroleum, Inc. owns a 100% interest in Sastaro Limited (“Sastaro”). Sastaro is the entity that signed the Participation Agreement in the United Arab Emirates discussed in Note 6 to these consolidated financial statements.

These consolidated financial statements include the assets and liabilities of Sastaro and Bekata.

Note 2 — Basis of Presentation

The condensed interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim consolidated financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company’s Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Note 3 – Restatement of 2005 Consolidated Financial Statements

During the first quarter of 2007, the Company’s management determined that restatement of certain amounts and balances presented in the 2005 historical financial statements was required. The restatement related to the improper expensing as share based compensation of the value of common shares issued to Paraskevi Investment Company S.A. (“PARA”) in 2005, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by PARA (see Note 6 below for further discussion).

The following table presents the effect of the restatement made to the Company’s previously reported consolidated statement of operations for the six month period ending June 30, 2005 and its consolidated balance sheet at June 30, 2005:

	For the six months ended June 30, 2005

	Previously Reported	Adjustments	Restated

Consolidated Statement of Operations:
Share based compensation	$520,000	$(520,000)	$0
Net operating loss	(827,471)	520,000	(307,471)
Net loss	(860,956)	520,000	(340,956)
Net loss per share, basic and fully diluted	(.03)	0.02	(.01)

	As of June 30, 2005

	Previously Reported	Adjustments	Restated

Consolidated Balance sheet:
Investment in oil and gas properties, net	$4,500,000	$520,000	$5,020,000
Total assets	4,787,884	520,000	5,307,884
Accumulated Deficit	(891,414)	520,000	(371,414)
Total liabilities and stockholders’ equity	4,787,884	520,000	5,307,884

	Recap of Adjustment by Quarter for 2005

	First Quarter 2005	Second Quarter 2005

Investment in oil and gas properties	$—	520,000

Total	$—	520,000

Note 4 — Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated any significant revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and funding its oil and gas endeavors while incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from August 22, 2002 (inception) through the period ended June 30, 2005 of $371,414. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 5 — Notes Payable

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

Note 6 – Commitments

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

On May 18, 2005, the Company entered into a “Consulting Agreement” with PARA whereby the Company has agreed to issue PARA 1,000,000 shares of its common stock for services rendered in connection with the “Participation Agreement.” Pursuant to the Agreement, stock will be issued in 500,000 increments based on two milestones. The first issuance of 500,000 shares occurred upon signing of the Participation Agreement and the second issuance of 500,000 shares will be made at the point the Company has funded $12,500,000 of its capital obligation to BGOI.

Note 7 — Stockholders’ Equity

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

On May 20, 2005, the Company issued 500,000 shares to PARA in exchange for services provided in connection with the execution of a material “Participation Agreement”. The Company has capitalized $520,000 to Investment in oil & gas properties, net representing the fair value of the underlying shares as of June 30, 2005.

During the period ended June 30, 2005, the Company issued subscriptions for 1,150,000 shares of its par value common stock and received cash in the amount of $920,000 pursuant to a Regulation S private placement.

Note 8 – Related Party Transaction

During the period ended June 30, 2005, an officer and director of the Company received compensation totaling $30,500.

Note 9 — Subsequent Events

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

In August, 2005, the Company completed a private placement of its $0.001 par value common stock to issue approximately 10,000,000 shares at $0.80 per share for total proceeds of approximately $8,000,000 (less commissions estimated to be approximately $800,000). Certain of the holders of the bridge loans described in Notes 5 and 9 subscribed for the private placement and will convert the principal and interest value of the notes to common shares. The total amount of notes payable to be reduced upon conversion is $2,950,000 plus interest of $28,000. In addition, a portion of the proceeds from this private placement were used to repay the remaining notes payable. This included the Harbin notes of $200,000 and bridge loans of $1,500,000 that were issued in July, 2005. Interest of $15,408 was paid on these notes in August. There were no outstanding notes payable as of August 19, 2005.

ITEM 2.          PLAN OF OPERATION.

NOTE: Certain parts of the following Item 2. Plan of Operation reflect the effects of the restatement of our unaudited consolidated financial statements for the period ended June 30, 2005. For more information see the section heading “Restatement of 2005 Consolidated Financial Statements” and review the Introductory Note to this amended Quarterly Report on Form 10-QSB/A. Apart from revisions relating to changed financial data from the restatement, as described above, this Item 2 has not been revised for new events and developments occuring after the original filing date of August 22, 2005. Please see the Company’s subsequently filed Current Reports, Quarterly Reports, and Annual Reports, as filed with the Securities and Exchange Commission, for a discussion of events occurring subsequent to this Quarterly Report on Form 10-QSB/A.

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. The discussion and analysis of the consolidated financial condition and consolidated results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

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

SKY PETROLEUM, INC.

ORGANIZATION STRUCTURE

AUGUST, 2005

The Company was incorporated on August 22, 2002, pursuant to the laws of the State of Nevada under the name of The Flower Valet. In 2004, the company began to reassess its business plan and to seek business opportunities in other industries, including the oil and gas industry. On December 20, 2004, at the Company’s annual stockholders’ meeting, the stockholders voted to change the management in addition to the name to Seaside Exploration, Inc. Subsequently, on March 28, 2005, the Company changed its name to Sky Petroleum, Inc.

Since the Company’s incorporation on August 22, 2002 through June 30, 2005, the Company has generated $49 in revenues with a net loss of $371,414. During this period of time, the Company was engaged in the business of marketing, selling and distributing floral products, gifts and gourmet foods through its website. The Company generated no significant revenues from operations. As a result of determining the potential lack of viability of its previous business model, and the lack of capital to pursue the previous business model, the Company changed its business strategy and decided to pursue other business opportunities in the oil and gas industry.

Satisfaction of cash obligations for the next 12 months. The Company’s plan of operation is to fund Sastaro’s approximately $25 million funding commitment related to capital expenditure for an infill drilling program in the Mubarek Field project, to be conducted by the concession operator BGOI, under the Participation Agreement. To date, the Company, through its wholly-owned subsidiary Sastaro, has funded $4.5 million of the $25 million obligation due under the Participation Agreement. Sastaro is obligated to make additional payments totaling $7.5 million prior to November 30, 2005 and a final payment of $12.5 million when the first well is spudded, which is expected to be in early 2006. The final balance will be made in three equal payments over a period of several months. The Company has raised approximately $10.5 million (including conversion of approximately $2.95 million in notes and $28,000 in accrued interest) through private placements of shares of common stock, $3.95 million in short-term bridge financing and $0.4 million in demand promissory notes to meet this obligation. Of the $4.15 million in notes issued by the Company, $2.95 million plus applicable interest of $28,000 were converted into the financing closed on August 15, 2005, the remaining notes, including all accrued interest, were retired with proceeds from the same offering.

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

Sir Abu Nu’Ayr Island Project

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

Restatement of 2005 Consolidated Financial Statements

During the first quarter of 2007, the Company’s management determined that restatement of certain amounts and balances presented in the 2005 historical financial statements was required. The restatement related to the improper expensing as share based compensation of the value of common shares issued to Paraskevi Investment Company S.A. (“PARA”) in 2005, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by PARA (see Note 6 below for further discussion).

The following table presents the effect of the restatement made to the Company’s previously reported consolidated statement of operations for the six month period ending June 30, 2005 and its consolidated balance sheet at June 30, 2005:

	For the six months ended June 30, 2005

	Previously Reported	Adjustments	Restated

Consolidated Statement of Operations:
Share based compensation	$520,000	$(520,000)	$0
Net operating loss	(827,471)	520,000	(307,471)
Net loss	(860,956)	520,000	(340,956)
Net loss per share, basic and fully diluted	(.03)	0.02	(.01)

	As of June 30, 2005

	Previously Reported	Adjustments	Restated

Consolidated Balance sheet:
Investment in oil and gas properties, net	$4,500,000	$520,000	$5,020,000
Total assets	4,787,884	520,000	5,307,884
Accumulated Deficit	(891,414)	520,000	(371,414)
Total liabilities and stockholders’ equity	4,787,884	520,000	5,307,884

	Recap of Adjustment by Quarter for 2005

	First Quarter 2005	Second Quarter 2005

Investment in oil and gas properties	$—	520,000

Total	$—	520,000

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated any significant revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and funding its oil and gas endeavors while incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from August 22, 2002 (inception) through the period ended June 30, 2005 of $371,414. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

ITEM 3.          CONTROLS AND PROCEDURES

NOTE: This Item 3. Controls and Procedures has been updated to reflect the restatement of the Company’s 2005 financial statements, as discussed above in the Introductory Note and in Item 2 under the section heading “Restatement of 2005 Consolidated Financial Statements.”

In connection with this amendment to the Company’s Quarterly Report for the period ended June 30, 2005, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

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

In preparing the Company’s Exchange Act filings, the Company utilized processes and procedures to provide reasonable assurance that information relating to the Company that was required to be disclosed in such filings was recorded, processed, summarized and reported within the time periods specified by applicable SEC rules and was accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. However, in management’s recent review of information required to be reported in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, it was determined that a material weakness existed in the Company’s internal control over financial reporting which resulted in management determining that a change in accounting policy was necessary and the Company’s 2005 financial statements should be restated, as discussed below.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company reported unregistered sales of securities on Form 8-Ks filed with the SEC on April 8, 2005, May 12, 2005, May 25, 2005 and July 21, 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number		Description
10	.1(1)	Participation Agreement between Sastaro Limited and Buttes Gas and Oil Co. International Inc. dated May 18, 2005
10	.2(1)	Consulting Agreement between Sky Petroleum, Inc. and Paraskevi Investment Company S.A.
10	.3(1)	Amendment to Participation Agreement between Sastaro Limited and Buttes Gas and Oil Co. International Inc. dated June 29, 2005
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2		Certification of Treasurer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99	.1(1)	Risks Related to Our Business

(1)	Previously filed on Form 10-QSB for the period ended June 30, 2005 as filed with the SEC on August 22, 2005

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