Form 10QSB/A
period 2005-09-30
SKY PETROLEUM, INC.
filed 2007-08-21
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      Yes    No.

Number of shares of issuer’s common stock outstanding at September 30, 2005:  30,057,865

Transitional Small Business format (check one):   Yes    No

INDEX

PART I – CONSOLIDATED FINANCIAL INFORMATION	Page No.(s)

Item 1.	Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheet as of September 30, 2005 (Restated)	1

Consolidated Statements of Operations for the three and nine months ended September 30, 2005 (Restated) and 2004	2

Consolidated Statements of Cash Flows for the six months ended September 30, 2005 (Restated) and 2004	3

Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Plan of Operation	10

Item 3.	Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 3.	Defaults Upon Senior Securities.	22

Item 4.	Submission of Matters to Vote of Security Holders.	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES	23

INTRODUCTORY NOTE

In relation to the Company’s disclosure in a Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2007, discussing the Company’s intention to restate its annual audited consolidated financial statements for the year 2005 and its quarterly unaudited consolidated financial statements for the quarterly periods for the fiscal years of 2005 and 2006, this amendment on Form 10-QSB/A amends the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on August 22, 2005.

This amended Quarterly Report reflects the restatement of the unaudited consolidated financial statements for the three months and nine months ended September 30, 2005. The effects of the restatement on the Consolidated Balance Sheet as of September 30, 2005 and the Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 are presented in Note 3 – Restatement of 2005 Consolidated Financial Statements and in Item 2. Plan of Operation in Part I of this Form 10-QSB/A for the quarterly period ended September 30, 2005.

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

For a discussion of events and developments subsequent to September 30, 2005, see the Company’s amended Quarterly Reports on Form 10-QSB/A for the quarterly periods ended March 31, 2006, June 30, 2006, and September 30, 2006, which contain restated unaudited consolidated financial statements for those periods. The Company also filed an amended Quarterly Report on Form 10-QSB/A for the quarterly period ended June 30, 2005. These amended Quarterly Reports are being filed concurrently with this amendment on Form 10-QSB/A.

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

PART I — FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

NOTE: These unaudited consolidated financial statements reflect the Company’s restatement of the six month period ended September 30, 2005.

Sky Petroleum, Inc.

(formerly Seaside Exploration, Inc.)

(an Exploration Stage Company)

Consolidated Balance Sheet

(Unaudited)

September 30, 2005 (Restated)
Assets
Current assets:
Cash and cash equivalents	$12,299,324
Prepaid expenses	30

Total current assets	12,299,354

Other assets:
Deposits	475
Investment in oil and gas properties, net (Note 6)	7,520,000

Total other assets	7,520,475

$19,819,829

Liabilities and Stockholders’ Equity
Current liabilities
Interest payable	$16,500
Accrued expenses	61,309

Total current liabilities	77,809

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000
shares authorized, 3,055,556 shares issued and
outstanding (Notes 7 and 9)	3,056
Common stock, $0.001 par value, 150,000,000
shares authorized, 30,057,865 shares issued and
outstanding (Note 7)	30,058
Stock subscriptions payable (Note 7)	203,660
Additional paid-in capital	20,517,607
Cumulative translation adjustment	(3,710)
Accumulated deficit during development stage	(1,008,651)

19,742,020

$19,819,829

The Accompanying Notes are an Integral Part of These Financial Statements

Sky Petroleum, Inc.

(an Exploration Stage Company)

Consolidated Statement of Operations

(Unaudited)

	Three Months Ending September 30,		Nine Months Ending September 30,		August 22, 2002 (inception) to September 30,

	2005 (Restated)	2004	2005 (Restated)	2004	2005 (Restated)

Revenue	$ --	$ --	$ --	$ 49	$ 49

Expenses:
Consulting services	161,225	--	302,905	--	302,905
Compensation - related party (Note 10)	15,000	--	45,500	--	45,500
Investor relations expense	189,396	--	189,396	--	189,396
Professional fees	168,141	--	195,891	--	195,891
General and administrative expenses	64,052	750	171,593	3,500	202,101

Total expenses	597,814	750	905,285	3,500	935,793

Net operating loss	(597,814)	(750)	(902,285)	(3,451)	(935,744)
Other income (expense)
Interest expense	(39,627)	--	(43,627)	--	(43,627)
Cumulative translation adjustment	205	--	(29,280)	--	(29,280)

Net loss	$ (637,236)	$ (750)	$ (978,192)	$ (3,451)	$(1,008,651)

Weighted average number of
common shares outstanding - basic and
fully diluted	31,227,770	26,000,000	28,744,319	26,000,000

Net loss per share - basic and fully diluted	$ (0.02)	$ (0.00)	$ (0.03)	$ (0.00)

The Accompanying Notes are an Integral Part of These Financial Statements

Sky Petroleum, Inc.

(an Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ending September 30,		August 22, 2002 (inception) to September 30,
	2005 (Restated)	2004	2005 (Restated)

Cash flows from operating activities
Net loss	$(978,192)	$(3,451)	$(1,008,651)
Shares issued for compensation	520,000	--	520,000
Adjustment to reconcile net loss to net
cash used by operations
Prepaid expenses	(30)	--	(30)
Deposits	(475)	--	(475)
Accrued expenses	61,309	--	61,309
Interest payable	16,500	--	16,500

Net cash used by operating activities	(380,888)	(3,451)	(411,347)

Cash flows from investing activities
Oil and gas development	(7,520,000)	--	(7,520,000)

Net cash used in investing activities	(7,520,000)	--	(7,520,000)

Cash flows from financing activities
Proceeds from notes payable	4,150,000	--	4,150,000
Payments on notes payable	(4,150,000)	--	(4,150,000)
Stock subscriptions	203,660	--	203,660
Cumulative translation adjustment	(3,710)	--	(3,710)
Issuance of common stock	10,120,560	--	10,157,560
Issuance of preferred stock	9,873,160	--	9,873,160

Net cash provided by financing activities	20,193,670	--	20,230,670

Net (decrease) increase in cash and cash
Equivalents	12,292,782	(3,451)	12,299,324
Cash and cash equivalents- beginning	6,542	27,024	--

Cash and cash equivalents - ending	$12,299,324	$23,573	$12,299,324

Supplemental disclosures:
Interest paid	$43,627	$--	$43,627

Income taxes paid	$--	$--	$--
Shares issued for services	$520,000	$--	$520,000

Number of shares issued for services	500,000	--	500,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2004 and notes thereto included in the Company’s Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operation for the interim period are not indicative of annual results.

Note 3 – Restatement of 2005 Consolidated Financial Statements

During the first quarter of 2007, the Company’s management determined that restatement of certain amounts and balances presented in the 2005 historical financial statements was required. Those restatements related (i) to the improper expensing, as share based compensation, of the value of common shares issued to Paraskevi Investment Company S.A. (“PARA”) in 2005, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by PARA, and (ii) the incorrect expensing of direct offering costs incurred in 2005 that should have been offset against the related offering proceeds.

The following table presents the effect of the restatement made to the Company’s previously reported consolidated statement of operations for the nine month period ending September 30, 2005 and its consolidated balance sheet at September 30, 2005:

	For the nine months ended September 30, 2005

	Previously Reported	Adjustments	Restated

Consolidated Statement of Operations:
Share based compensation	$520,000	$(520,000)	$0
Financing Fees	1,952,571	(1,952,571)	0
Net operating loss	(3,377,856)	2,472,571	(905,285)
Net loss	(3,450,763)	2,472,571	(978,192)
Net loss per share, basic and fully diluted	(.12)	0.09	(.03)

	As of September 30, 2005

	Previously Reported	Adjustments	Restated

Consolidated Balance sheet:
Investment in oil and gas properties, net	$7,000,000	$520,000	$7,520,000
Total assets	19,299,829	520,000	19,819,829
Additional paid-in capital	22,470,178	(1,952,571)	20,517,607
Accumulated Deficit	(3,481,222)	2,472,571	(1,008,651)
Total liabilities and stockholders’ equity	19,299,829	520,000	19,819,829

	Recap of Adjustment by Quarter for 2005

	First Quarter 2005	Second Quarter 2005	Third Quarter 2005

Investment in oil and gas properties, net	$—	$520,000	$—
Offering expenses
Preferred Stock offering	—	—	1,126,840
Common Stock offering	—	—	825,731

Total	—	520,000	1,952,571

Note 4 – Oil and Gas Properties

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

Note 6 – Commitments

Effective April 1, 2005, the Company entered into a “Consulting Agreement” with Donald C. Cameron Consulting Ltd. whereby Mr. Cameron would provide services as Chief Executive Officer until July 31, 2006. The agreement provides for compensation in the amount of $11,000 per month. The aggregate commitment for future compensation at September 30, 2005, excluding bonuses, was approximately $110,000. As discussed in Note 11, this arrangement has subsequently been cancelled.

Note 6 – Commitments (continued)

On May 18, 2005, the Company’s wholly owned subsidiary, Sastaro Limited, entered into a “Participation Agreement” with Buttes Gas and Oil Co. International, Inc., (“BGOI”) a wholly-owned subsidiary of Crescent Petroleum Company International Limited, whereby the Company will provide cash in the amount of $25,000,000, to be used for drilling costs associated with two oil wells located in the Arabian Gulf in exchange for a variable percentage of future production revenue. Pursuant to the Agreement, the Company will provide capital to BGOI in developmental increments. Upon commencement of production, the Company will receive a preferred 75% of combined production revenue until such time as the Company has recouped its initial investment and thereafter an incremental decrease of production revenue to 40% until the Company has recouped two times its initial investment and thereafter at 9.2%. As of the period ended September 30, 2005, the Company has paid $7,000,000 to BGOI pursuant to the Agreement.

On May 18, 2005, the Company entered into a “Consulting Agreement” with Paraskevi Investment Company S.A. (“PARA”) whereby the Company has agreed to issue PARA 1,000,000 shares of its common stock for services rendered in connection with the “Participation Agreement.” Pursuant to the Agreement, stock will be issued in 500,000 increments based on two milestones. The first issuance of 500,000 shares occurred upon signing of the aforementioned “Participation Agreement” and the second issuance of 500,000 shares shall be made when the Company has provided $12,500,000 of its capital obligation to BGOI. As of September 30, 2005, $7,000,000 of the obligation has been fulfilled.

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

Note 7 — Stockholders’ Equity

On March 28, 2005, the Company increased its authorized shares from 100,000,000 to 150,000,000 shares of its $0.001 par value common stock. Also on March 28, 2005, the Company approved a forward stock split on the basis of 4 for 1. All stock issuances have been retroactively restated.

On May 12, 2005, the Company issued 5,000,000 shares of its $0.001 par value common stock for cash in the amount of $2,500,000 to four accredited offshore investors pursuant to subscription agreements dated April 6, 2005.

On May 20, 2005, the Company issued 500,000 shares to PARA in exchange for services provided in connection with the execution of a material “Participation Agreement”. The Company has capitalized $520,000, the fair value of the underlying shares, as investment in oil and gas properties as of June 30, 2005.

On August 4, 2005, the Company issued 1,716,687 shares of its $0.001 par value common stock for cash in the amount of $1,373,350 to thirteen accredited investors.

On August 15, 2005, certain of the note holders elected to convert bridge loans in Note 5 above totaling $2,950,000 together with $28,285 in interest to 3,722,856 common shares issued on September 9, 2005 pursuant to subscription agreements dated June 29, 2005.

On September 9, 2005, the Company issued 5,118,322 shares of its $0.001 par value common stock for cash in the amount of $4,094,658 to 100 accredited investors pursuant to subscription agreements dated August 25, 2005.

On September 6, 2005, an officer and director of the Company contributed 12,000,000 common shares as additional capital pursuant to the August 25, 2005, contribution agreement.

On September 20, 2005, the Company issued 3,055,556 of $.001 par value shares of Series A Preferred Stock (See Note 9) at $3.60 per share under Regulation S of the Securities Act of 1933, as amended, for cash totaling $11,000,000. The Company agreed to hold any unused funds in short-term investment and remit any interest earned thereon to the investor for a period of 90 days after the closing of the sale of the shares in lieu of payment of a dividend during such period. As of September 30, 2005, the investment has earned $16,500 in interest; the Company recorded interest payable of $16,500 as of September 30, 2005.

The Company paid $1,952,571 in financing costs relating to these issuances.

During the period ended September 30, 2005, the Company received subscriptions for 204,575 shares of its $0.001 par value common stock and received cash in the amount of $203,660.

Note 8 — Warrants and options

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

On July 26, 2005, in connection with the appointment of Donald C. Cameron as the Company’s Chief Executive Officer, the Company granted Mr. Cameron options to purchase 1,500,000 shares of common stock of which 500,000 are exercisable at $0.50 and vest on April 30, 2006, 500,000 are exercisable at $0.80 per share and vest on April 30, 2007 and 500,000 are exercisable at $1.00 per share and vest on April 30, 2008, with a seven-year life. As discussed in Note 11, these options were cancelled.

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

Note 9 – Series A Preferred Stock

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

Note 9 – Series A Preferred Stock (Continued)

Shares of Series A Preferred may be redeemed, in whole or in part, by the Company out of funds lawfully available therefore from the holders of the then outstanding shares of Series A Preferred on a pro rata basis, at any time by providing written notice to the holders of the Series A Preferred. On the redemption date, the Company shall redeem, on a pro rata basis in accordance with the number of shares of Series A Preferred owned by each holder, that number of outstanding shares of Series A Preferred that the Company has elected to purchase for the following consideration: (i) an amount equal to a price per share equal to the $3.60 plus any accrued and unpaid dividends multiplied by the number of shares of Series A Preferred being redeemed from such holder and (ii) the issuance of the number of shares of Common Stock equal to seventeen and one-half percent (17.5%) of the shares of Common Stock then issuable upon conversion of the shares of Series A Preferred being redeemed from such holder. A cash payment will be provided in lieu of any fractional shares of Common Stock that would otherwise be issuable at a price per share of Common Stock equal to the then-applicable conversion price.

Note 10 — Related Party Transactions

During the three months ended September 30, 2005, an officer and director of the Company received compensation totaling $15,000.

Note 11 — Subsequent Events

On October 7, 2005 the Company made a payment of $4,000,000 and an additional payment of $1,500,000 on November 1, 2005 to BGOI pursuant to the agreement in Note 6. As of November 3, 2005 the Company has paid $12,500,000 of its capital obligation to BGOI. Pursuant to the consulting agreement in Note 6, the Company will make the second issuance of 500,000 common shares to PARA.

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

ITEM 2.          PLAN OF OPERATION.

NOTE: Certain parts of the following Item 2. Plan of Operation reflect the effects of the restatement of our unaudited consolidated financial statements for the period ended September 30, 2005. For more information see the section heading “Restatement of 2005 Consolidated Financial Statements” and review the Introductory Note to this amended Quarterly Report on Form 10-QSB/A. Apart from revisions relating to changed financial data from the restatement, as described above, this Item 2 has not been revised for new events and developments occuring after the original filing date of November 15, 2005. Please see the Company’s subsequently filed Current Reports, Quarterly Reports, and Annual Reports, as filed with the Securities and Exchange Commission, for a discussion of events occurring subsequent to this Quarterly Report on Form 10-QSB/A.

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

Since the Company’s incorporation on August 22, 2002 through September 30, 2005, the Company has generated $49 in revenues with a net loss of $1,008,651. During this period of time, the Company was initially engaged in the business of marketing, selling and distributing floral products, gifts and gourmet foods through its website. The Company generated no significant revenues from operations. As a result of determining the potential lack of viability of its previous business model, and the lack of capital to pursue the previous business model, the Company changed its business strategy and decided to pursue other business opportunities in the oil and gas industry.

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

Plan of Operations

The Company’s plan of operations and business strategy is to focus on producing or near-production oil and gas properties in the Middle East and North Africa. The Company seeks niche opportunities through the contacts of the Company’s officers and directors in the region. The Company intends to limit its administrative and overhead expenses by seeking operating partners and participating in projects as non-operator. The Company intends to use contractors or consultants as much and where possible.

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

The Company’s plan of operations includes the following goals during the next twelve months:

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

Restatement of 2005 Consolidated Financial Statements

During the first quarter of 2007, the Company’s management determined that restatement of certain amounts and balances presented in the 2005 historical financial statements was required. Those restatements related (i) to the improper expensing, as share based compensation, of the value of common shares issued to Paraskevi Investment Company, S.A. (“PARA”) in 2005, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by PARA, and (ii) the incorrect expensing of direct offering costs incurred in 2005 that should have been offset against the related offering proceeds.

The following table presents the effect of the restatement made to the Company’s previously reported consolidated statement of operations for the nine month period ending September 30, 2005 and its consolidated balance sheet at September 30, 2005:

	For the nine months ended September 30, 2005

	Previously Reported	Adjustments	Restated

Consolidated Statement of Operations:
Share based compensation	$520,000	$(520,000)	$0
Financing Fees	1,952,571	(1,952,571)	0
Net operating loss	(3,377,856)	2,472,571	(905,285)
Net loss	(3,450,763)	2,472,571	(978,192)
Net loss per share, basic and fully diluted	(.12)	0.09	(.03)

	As of September 30, 2005

	Previously Reported	Adjustments	Restated

Consolidated Balance sheet:
Investment in oil and gas properties, net	$7,000,000	$520,000	$7,520,000
Total assets	19,299,829	520,000	19,819,829
Additional paid-in capital	22,470,178	(1,952,571)	20,517,607
Accumulated Deficit	(3,481,222)	2,472,571	(1,008,651)
Total liabilities and stockholders’ equity	19,299,829	520,000	19,819,829

	Recap of Adjustment by Quarter for 2005

	First Quarter 2005	Second Quarter 2005	Third Quarter 2005

Investment in oil and gas properties, net	$—	$520,000	$—
Offering expenses
Preferred Stock offering	—	—	1,126,840
Common Stock offering	—	—	825,731

Total	—	520,000	1,952,571

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

In August, 2005, the Company accepted subscriptions to purchase 8,841,178 shares of common stock at $0.80 per share for total proceeds of approximately $7,072,942 (less a finder’s fees of 10%) and issued a treasury order to our transfer agent. Our transfer agent delivered the shares certificate to the investors on September 9, 2005. The holders of the bridge loans in the principal amount of $2,950,000 plus interest of $28,000 described above subscribed for shares of common stock in the private placement. In addition, a portion of the proceeds from this private placement were used to repay the remaining notes payable. This included notes of $200,000 and bridge loans of $1,000,000 that were issued in July, 2005. Interest of $15,408 was paid on these notes in August. The Company filed a registration statement with the Securities and Exchange Commission to register the resale of these securities.

In August 2005, the Company accepted for cancellation 12,000,000 shares of common stock from Daniel Meyer, a director.

As of September 30, 2005, the Company had no outstanding bridge loans.

On September 20, 2005 we issued 3,055,556 shares of Series A Preferred Stock to one investor at a price per share of $3.60 for aggregate gross proceeds to us of $11,000,000. Each share of Series A Preferred Stock is initially convertible into four shares of the Common Stock of the Company, subject to adjustment for stock splits, recapitalization or other reorganizations. In addition, the Series A Preferred Stock have broad-based weighted average antidilution protection that will cause the conversion price to adjust downward in the event that the Company issues shares of Common Stock or securities convertible into Common Stock at a price of less than the conversion price of the Series A Preferred Stock then in effect. The shares of Series A Preferred Stock may be converted into Common Stock at the option of the holder. In addition, at any time after the closing bid price for the Company’s Common Stock on the NASD OTCBB or the primary United State exchange on which the Common Stock is then traded exceeds $3.00 during any five consecutive trading days, the Company may, at its sole option, convert the Series A Preferred and any accrued but unpaid dividends into Common Shares at the then-applicable conversion price by providing written notice of such conversion to the holders of the Series A Preferred; provided that there is an effective registration statement under the Securities Act registering the resale of the Common Stock to be issued upon such conversion. Each share of Series A Preferred Stock is entitled to receive a dividend of 7% per annum prior and in preference to the Common Stock of the Company. The dividend begins to accrue on December 30, 2005 and will be payable quarterly thereafter. The dividend is cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series A Preferred Stock will be entitled to receive an amount equal to any accrued and unpaid dividend prior and in preference to distributions to the holders of the Common Stock.

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

On November 1, 2005, the Company entered into an employment agreement with Brent D. Kinney, under which Mr. Kinney was appointed as the Chief Executive Officer (“CEO”) of the Company (“CEO”). The following are the material terms and conditions of the employment agreement:

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

In connection with this amendment to the Company’s Quarterly Report for the period ended September 30, 2005, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

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

Material Weakness

During management’s evaluation of disclosure controls and procedures for its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, management identified the material weakness as the Company’s lack of sufficient, qualified accounting personnel who have the necessary U.S. GAAP, oil and gas accounting, stock based compensation and SEC reporting experience. At the end of the 2006 fiscal year, the Company recognized this weakness and began the process of searching for a qualified Chief Financial Officer. On February 5, 2007, the Company appointed Mike Churchill as Chief Financial Officer to the Company. Mr. Churchill has extensive U.S. GAAP experience, a B.B.A. in accounting from the University of Texas, Austin and has been a CPA in the State of Texas since 1972. The Company intends to seek additional consulting assistance during 2007 from qualified individuals with extensive oil and gas, stock based compensation, and SEC reporting skills to assist and supplement Mr. Churchill’s efforts in the remediation of this material weakness. The Company’s management, including the CEO and the CFO, believe that the hiring of Mr. Churchill, the expected hiring of qualified consultants during 2007 and the development of the Company’s internal controls over financial reporting will fully remediate this material weakness.

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

On August 15, 2005, certain of the note holders elected to convert bridge loans described in Note 5 of the Consolidated Financial Statements of the Company in Item 1 herein totaling $2,950,000 together with $28,285 in interest to 3,722,856 common shares issued on September 9, 2005 pursuant to subscription agreements dated June 29, 2005. The offering was made in off-shore transactions to non-U.S. persons outside the United States pursuant to the exception from registration available under Rule 903 of Regulation S of the Securities Act.

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

On September 20, 2005, the Company issued 3,055,556 of $.001 par value shares of Series A Preferred Stock (See Note 11 of the Consolidated Financial Statements of the Company in Item 1 herein) at $3.60 per share. The offering was made in an off-shore transaction to one non-U.S. person outside the United States pursuant to the exception from registration available under Rule 903 of Regulation S of the Securities Act.

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

See Note 8 of the Consolidated Financial Statements of the Company in Item 1 herein for the issuance of stock options.

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