Form 10KSB/A
period 2005-12-31
SKY PETROLEUM, INC.
filed 2007-08-21
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 3)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒?No ?☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.   Yes  ☐    No ☒

State issuer’s revenues for its most recent fiscal year:   $nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $81,142,970 as of March 24, 2006, based on the average of the bid and ask sales prices of the Registrant’s common stock as quoted in the National Association of Securities Dealers Over-the-Counter Bulletin Board.

INTRODUCTORY NOTE

In relation to the Company’s disclosure in a Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2007, discussing the Company’s intention to restate its annual audited consolidated financial statements for the year 2005 and its quarterly unaudited consolidated financial statements for the quarterly periods for the fiscal years of 2005 and 2006, this amendment on Form 10-KSB/A amends the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 31, 2006, as amended April 10, 2006 and May 24, 2006.

This amended Annual Report reflects the restatement of the audited consolidated financial statements for the fiscal year ended December 31, 2005. This amended Annual Report contains a restated Consolidated Balance Sheet, restated Consolidated Statements of Operations, restated Statement of Changes in Stockholders’ Equity, and restated Consolidated Statements of Cash Flows. This amended Annual Report on Form 10-KSB/A contains an updated audit report on the restated 2005 financials. The effects of the restatement on the Consolidated Balance Sheet as of December 31, 2005 and the Consolidated Statements of Operations for the fiscal year ended December 31, 2005 are presented in Note 9 – Restatement of 2006 Consolidated Financial Statements and in Item 6. Management’s Discussion and Analysis or Plan of Operation in Part II of this Form 10-KSB/A for the fiscal year ended December 31, 2005.

This amendment incorporates certain revisions to historical financial data and related disclosure in the previously filed Annual Report on Form 10-KSB/A, but is not intended to update other information presented in the Annual Report on Form 10-KSB/A as originally filed and last amended on March 24, 2006, with the Securities and Exchange Commission, except where specifically noted.

The Company previously filed its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on May 16, 2007, which contains the restated 2005 financials and an updated audit report on the restated 2005 financials.

For a discussion of events and developments subsequent to December 31, 2005, see the Company’s amended Quarterly Reports on Form 10-QSB/A for the quarterly periods ended March 31, 2006, June 30, 2006, and September 30, 2006, which contain restated unaudited consolidated financial statements for those periods. For a quarterly breakdown of the restatement of the 2005 financial statements, see the Company’s amended Quarterly Reports on Form 10-QSB/A for the quarterly periods ended June 30, 2005 and September 30, 2005. These amended Quarterly Reports are being filed concurrently with this amendment on Form 10-QSB/A.

The Company did not amend the Quarterly Report on Form 10-QSB for the period ended March 31, 2005—no adjustments were made to the unaudited consolidated financial statements for that period.

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

FORWARD-LOOKING STATEMENTS

We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this report. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” occur, be taken or be achieved, identify “forward-looking” statements. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including, the risks and uncertainties outlined under the sections titled “Risk Factors and Uncertainties”, “Description of the Business” and “Management’s Discussion and Analysis.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

Our management has included projections and estimates in this report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We do not intend to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, which may occur after the date of this report.

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

SKY PETROLEUM, INC.

ORGANIZATION STRUCTURE

AUGUST, 2005

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

•	$2.5 million on June 30, 2005 (paid);

•	$2.5 million on July 15, 2005 (paid);

•	$4.0 million on October 15, 2005 (paid);

•	$1.5 million on November 1, 2005 (paid);

•	$2.0 million on November 30, 2005 (paid);

•	$3.5 million upon the spudding of the first well (paid);

•	$3.5 million within 30 days after the spudding of the first well (paid); and

•	$3.5 million within 60 days after the spudding of the first well (paid).

If the actual drilling and completion costs are less than the amounts paid by Sastaro, Buttes Gas and Oil will reimburse Sastaro the difference between the actual drilling and completion costs and the actual amounts paid by Sastaro. If Buttes Gas and Oil estimates that the drilling and completion costs of thesecond well will increase the total drilling and completion costs of the two wells above $25 million, Sastaro will have the option, but not the obligation, to pay these additional costs. Upon exercising this option, Sastaro will become obligated to pay the total costs of the second well whether above or below Buttes Gas and Oil’s estimate.

In addition, if Buttes Gas and Oil decides to drill additional wells in the Concession Area, we will have the option to participate in these wells and, upon exercise of the option, will be obligated to pay 100% of the drilling and completion costs of any of these wells.

The Participation Agreement set forth specific dates in which Buttes Gas and Oil was required to have a rig under contract to spud the first well. The Participation Agreement also set forth the rights and obligations of Buttes Gas and Oil and Sastaro in the event Sastaro defaults on any of its payment obligations under the Participation Agreement, including forfeiture of payments if Sastaro failed to make at least $12.5 million in payments and reductions in Sastaro’s right to receive a portion of the production revenue if Sastaro made at lease $12.5 million in payments, but failed to fund the its full $25 million commitment under the terms of the Participation Agreement.

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

In exchange for the payment obligations described above, Sastaro will receive:

•	75% of the combined production revenue from the wells, if any, until Sastaro has been reimbursed its total investment;

•	thereafter, 40% of the combined production revenue from the wells, if any, until Sastaro has been reimbursed twice its total investment; and

•	thereafter, 9.2% of the combined production revenue from the wells, if any, until the expiration of the Participation Agreement.

•	less: (i) a 14.5% contribution to royalty obligations, (ii) $3 per barrel of crude oil for operating costs and (iii) certain other costs.

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

In January 2006, we announced that Buttes Gas and Oil, the operator of the Mubarek Field, signed a contract with P.T. Apexindo Pratama Duta Tbk (JSX: APEX), an Indonesian oil and gas drilling company, to drill the first of two obligation wells using the Rani Woro jackup rig. The Rani Woro can operate to a water depth of 350 feet and has a 25,000 foot drilling capacity. Buttes Gas and

Oil spudded the first well on January 31, 2006. Our plan of operation for 2006 is to fund Sastaro’s obligations under the Participation Agreement and to identify and participate in other oil and gas exploration and development projects.

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

•

to issue to Paraskevi an additional 500,000 shares of the Company’s common stock once Sastaro provides US$12.5 million of funding to Buttes Gas and Oil for drilling costs pursuant to the Participation Agreement.

We issued Paraskevi 500,000 shares of common stock under the terms of the Compensation Agreement in connection with the signing of the Participation Agreement, and an additional 500,000 shares of common stock were issued on February 6, 2006.

Mubarek Field Program

We retained Energy Services Group Dubai (“ESG”) to provide an independent technical review of a project in the Mubarek Field project based on an evaluation of data provided to us by Buttes Gas and Oil. Ian Baron, a director of our company appointed in November 2005, is a founding partner of ESG. Information in this section entitled Mubarek Field Program are based on information contained in ESG’s report.

Overview

The Mubarek Field was discovered in 1972 and is located in about 200 feet of water 12 kilometers from Abu Musa Island offshore Sharjah, United Arab Emirates.

5

The field is a large anticlinal structure with about 600 feet of vertical relief and is approximately 15 by 11 kilometers in area. Hydrocarbons were encountered in the Cretaceous Ilam, Mishrif and Thamama reservoirs. Only the Ilam / Mishrif reservoirs are involved in this in-fill drilling project.

| AGE | FORMATION | | DEPTH (FT TVDSS) | ERROR (FT) | LITHOLOGY |
|---|---|---|---|---|---|
| | SEABED | | 210' | | |
| QUATERNARY | | | | | Unconsolidated Limestone |
| MIOCENE | UPPER FARS | | 1335' | ± 50' | |
| | | BAKHTYARI | | | Conglomerate |
| | | GURI LIMESTONE | 3205' | ± 50' | Clay and Limestone with Anhydrite |
| | MIDDLE - LOWER FARS | | 3317' (SALT 1) | ± 50' | |
| | | LOWER FARS ANHYDRITIC SECTION | | | |
| | | | 4288' | ± 50' | |
| | | SALT 1 | | | Clays and Anhydrites with Halite |
| | | | 6568' | ± 50' | |
| | | CYCLIC SALTS | | | Clay and Halite with Anhydrite |
| | | | 7536' | ± 50' | |
| | | MASSIVE SALT | | | Halite |
| | | | 8208' | ± 50' | |
| PALAEOCENE - OLIGOCENE | PABDEH MARL | | PM3 9680' | ± 50' | Shales and Marls |
| | | | 11105' | ± 50' | |
| MAASTRICHTIAN - CAMPANIAN | GURPI SHALE | | | | Shale |
| | | | 12440' | ± 50' | |
| SANTONIAN | DARK SHALE | | | | |
| | | | 12657' | ± 50' | Limestone |
| | ILAM | | | | |
| CENOMANIAN - ALBIAN | | | 12765' | ± 50' | |
| | MISHRIF | | | | Limestone |
| | | | 13160' | ± 50' | Lime Mudstone |
| | KHATIYAH | | | | |
| | | | 13267' | ± 50' | |
| ALBIAN | MAUDDUD | | | | Limestone with Shale |
| | | | TD =13500' | | |

The area was awarded to a consortium led by Buttes Gas and Oil in the 1970’s, and Butte Gas and Oil has since been involved in exploring and developing oil and gas from all or parts of the area.

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

Technical Review

Based on ESG’s assessment, the infill drilling locations proposed by Buttes Gas and Oil are considered to lie within the field limits and above the oil water contact, and both locations are expected to have adequate untapped reserves (although depleted pressures) to justify the drilling of the two wells.

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

The field was formed by salt movements related to the major Abu Musa Island salt diaper some 15 kilometers west of the field. The reservoir poro-perm characteristics of the Ilam/Mishrif are generally low and fractures play a major role in the production. Faulting appears limited, based on recent three dimensional (“3D”) interpretation but where it occurs, it probably facilitates water incursion into the reservoir and complicates fluid dynamics in different parts of the field. Regional knowledge suggest faulting may be more ubiquitous than currently interpreted and further work is recommended on this topic as it has a major bearing on reservoir performance.

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

In addition to the problems with seismic data quality, the overlyingsection has rapid lateral velocity variations due to salt movements causing problems in depth conversion. As a result, the seismic data allows mapping of the structure and major faults (>50 feet), but is of limited value in mapping reservoir characteristics.

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

Given that there are many identifiable intervals with good porosity and reasonable permeability, it is considered likely that the nature of the water influx to the reservoir will be a combination of both flooding through the fracture system and the rock matrix itself

Given the decline in reservoir pressure and considering the rise of aquifer water through the original oil column it is also expected that some degree of water-oil gravity drainage may also be occurring.

Well Location Selection

The objective of the review was to select those well locations with the highest productive oil potential. The major influences on determining this included the following:

•	position on structure

•	potential net pay

•	well productivity

•	water-cut

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

Sir Abu Nu’Ayr Island Project.

Pursuant to the Participation Agreement, we have the right of first refusal to participate in a project that is expected to result in an exploration program conducted by an affiliate of Buttes Gas and Oil, as concession operator, in a concession located in the offshore waters around Sir Abu Nu’Ayr Island. The island of Sir Abu Nu’Ayr, which sits in the center of the concession area, is part of the Emirate of Sharjah but is located in the offshore territory of Abu Dhabi. We expect to successfully negotiate an agreement with this affiliate of Buttes Gas and Oil with respect to Sir Abu Nu’Ayr during the next twelve months.

Employees and Consultants

As of December 31, 2005, we have retained the services of four consultants:

•	James Screaton serves as our Vice President, Finance and Chief Financial Officer,

•	Michael Noonan serves as our Vice President, Corporate,

•	Daniel Meyer serves as our President, Secretary and Treasurer, and

•	Donald Cameron provides general consulting services.

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

We incurred net losses of $20,482 and $6,023,584 in the years ended December 31, 2004 and 2005, respectively. As of December 31, 2005, we had an accumulated deficit of $6,054,044. We have no revenues from operations and do not anticipate generating any revenues unless we receive revenues from production from our participation interest in the wells drilled by uttes Gas and Oil in connection with the off-shore oil and gas project in the United Arab Emirates. We may incur losses for the year ending December 31, 2006.

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

The Participation Agreement does not grant us any interest in the Concession Area other than the right to participate in a share of future production revenue. Under the terms of the Participation Agreement, Buttes Gas and Oil has agreed to conduct all drilling, field operations and related administrative services related to the wells. For our advancement of the drilling and completion costs, we are entitled to receive a percentage of the production revenue as follows:

•	75% of the combined production revenue from the wells, if any, until Sastaro has been reimbursed its total investment;

•	thereafter, 40% of the combined production revenue from the wells, if any, until Sastaro has been reimbursed twice its total investment; and

•

thereafter, 9.2% of the combined production revenue from the wells, if any, until the expiration of the Participation Agreement,less: (1) a 14.5% contribution to royalty obligations, (2) $3 per barrel of crude oil for operating costs and (3) certain other costs.

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

The total cost of drilling, completing and operating wells will be uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements;

•	pressure or irregularities in geological formations;

•	shortages of or delays in obtaining equipment and qualified personnel;

•	equipment failures or accidents;

•	adverse weather conditions;

•	reductions in oil and natural gas prices;

•	land title problems; and

•	limitations in the market for oil and natural gas.

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

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder access to oil and natural gas markets or delay production, if any, at the wells. The availability of a ready market for our future oil and natural gas production will depend on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Butte Gas and Oil’s ability to market its production will depend in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Failure to obtain such services on acceptable terms could materially harm our business. Buttes Gas and Oil may be required to shut-in wells for a lack of a market or because of the inadequacy or unavailability of gathering system capacity. If that were to occur, we would be unable to realize revenue from those wells until production arrangements were made to deliver our production to market.

We are subject to complex laws that can affect the cost, manner and feasibility of doing business thereby increasing our costs and reducing our profitability.

Development, production and sale of oil and natural gas are subject to laws and regulations. Buttes Gas and Oil may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:

•	discharge permits for drilling operations;

•	drilling bonds;

•	reports concerning operations;

•	spacing of wells;

•	unitization and pooling of properties; and

•	taxation.

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

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the OTCBB during the period from November 6, 2003 to December 31, 2005, ranged between a high of $2.20 and a low of $0.54 per share, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the OTC Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTC Bulletin Board is not considered a “national exchange.” Our common shares commenced trading on the OTC Bulletin Board in November 2003.

Period	High	Low

2006
First Quarter	$ 2.80	$ 1.56

2005
First Quarter	$ 1.28	$ 1.28
Second Quarter	$ 1.09	$ 0.54
Third Quarter	$ 1.72	$ 0.97
Fourth Quarter	$ 2.20	$ 1.55

2004
First Quarter	$ 0.51	$ 0.00
Second Quarter	$ 0.51	$ 0.10
Third Quarter	$ 0.50	$ 0.50
Fourth Quarter	$ 0.50	$ 0.15

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As of March 24, 2006, the closing bid quotation for our common stock was $2.008 per share as quoted by the NASD OTCBB.

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

On July 26, 2005, we issued a total of 1,716,687 shares of common stock at $0.80 per share to raise approximately $1,373,350 (less finder’s fees of 10%) pursuant to subscriptions in a private placement. We offered and sold shares outside the United States to non-U.S. persons in off-shore transactions pursuant to the exclusion from registration available under Regulation S of the Securities Act and in the United States in private transactions not involving a public offering pursuant to exemptions available under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

On August 25, 2005, we accepted subscriptions for a total of 8,841,178 shares of common stock at $0.80 per share for total proceeds of approximately $7,072,942.40 (less finder’s fees of 10%) and issued a treasury order to our transfer agent. Our transfer agent delivered the shares certificate to the investors on September 9, 2005. We offered and sold shares outside the United States to non-U.S. persons in off-shore transactions pursuant to the exclusion from registration available under Regulation S of the Securities Act and in the United States in private transactions not involving a public offering pursuant to exemptions available under Rule 506 of Regulation D and Section 4(2) of the Securities Act.

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

On December 16, 2005, the Company issued a treasury order to issue 16,013,620 shares of unregistered common stock at a price of $1.00 per share from investors for aggregate gross proceeds of $16,013,620. Certain individuals served as placement agents for this offering and received payments equal to 10% of the funds raised by such placement agent. The Company believes that the offer and sale of the Shares is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), by virtue of the exemptions from registration provided by Regulation S and Rule 506 of Regulation D under the Securities Act. Substantially all of the offers and sales of the Shares were made outside of the United States to non-U.S. persons in off shore transaction in reliance upon the exception from registration available under Rule 903 of Regulation S of the Securities Act. Offers and sales were made exclusively to accredited investors (as such term is defined in Rule 501(a) of Regulation D) in the United States in offers and sales not involving a public offering. The private placement was conducted without general solicitation or advertising or directed selling efforts (as defined in Regulation S of the Securities Act). The subscribers were afforded an opportunity for effective access to the Company’s reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, which contained the relevant information needed to make its investment decision, including the Company’s financial statements. The Company reasonably believed that the subscribers, immediately prior to offering the Shares, had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risks of their investment. The Shares are restricted securities as defined under Rule 144 of the Securities Act.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NOTE: Certain parts of the following Item 6. Management’s Discussion and Analysis or Plan of Operation reflect the effects of the restatement of the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2005. For more information see the section heading “Restatement of 2005 Consolidated Financial Statements” and review the Introductory Note to this amended Annual Report on Form 10-KSB/A. Apart from revisions relating to changed financial data from the restatement, as described above, this Item 6 has not been revised for new events and developments. Please see the Company’s subsequently filed Current Reports, Quarterly Reports, and Annual Reports, as filed with the Securities and Exchange Commission, for a discussion of events occurring subsequent to this Annual Report on Form 10-KSB/A.

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

Change in Accounting Principle and Restatement of 2005 Financial Statements

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

The following table presents the effect of the restatements made to the Company’s previously reported consolidated statement of operations for the year ending December 31, 2005 and its consolidated balance sheet at December 31, 2005:

	For the year ended December 31, 2005

	Previously Reported	Adjustments	Restated

Statement of Operations:
Share based compensation	$996,015	$(680,211)	$315,804
Offering expenses	3,522,076	(3,522,076)	0
Net operating loss	(6,026,132)	4,202,286	(1,823,846)
Net loss	(6,023,584)	4,202,284	(1,821,300)
Net loss per share, basic and fully diluted	(.20)	0.14	(.06)

	As of December 31, 2005

	Previously Reported	Adjustments	Restated

Balance sheet:
Investment in oil and gas properties, net	$14,500,000	$520,000	$15,025,000
Total assets	33,066,364	520,000	33,586,364
Additional paid-in capital	46,456,381	11,224,868	35,231,513
Accumulated Deficit	(6,054,044)	4,202,284	(1,851,760)
Total liabilities and stockholders’ equity	33,066,364	520,000	33,586,364

		Recap of Adjustments by Quarter for 2005:
		:
	First Quarter 2005	Second Quarter 2005	Third Quarter 2005	Fourth Quarter 2005
$		$	$	$
Investment in oil and gas properties	---	520,000	---	---

Offering expenses
Preferred Stock offering	---	---	1,126,840	---
Common Stock offering	---	---	825,731	1,569,505

Share based compensation	---	---	---	680,211
Total		520,000	1,952,571	2,249,716

Comparison of 2005 Restated Statement of Operations to 2004 Statement of Operations

During the year ended December 31, 2005, we had a net operating loss of $1,823,846 as compared to a net operating loss of $20,482 during the year ended December 31, 2004. The increase in operating loss was due mainly to increased operating expenses as we prepared to drill the first well in the Mubarek Field under our Participation Agreement. During 2005, the Company did not earn any oil revenues (compared to $49 in 2004) and expenses from operations of $1,823,846 (compared to $20,482 in 2004). Expenses during 2005 (compared to expenses during 2004) included consulting services of $444,986 ($nil), share based compensation of $315,804 ($nil), and general and administrative expenses of $938,549 and ($20,531). The increase in share based compensation in 2005 was because the majority of the stock options were issued late in 2005 and few of them had any significant vesting during 2005 and there was no stock options issued in 2004.

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

The strategic overview of Sky Petroleum is as follows:

•	To identify opportunities to participate in oil and gas projects in the Middle East, North Africa and FSU through strategic participation agreements, farm-ins or joint ventures.

•	To focus initially on lower risk development or exploitation projects in areas with known oil or natural gas reserves / production and infrastructure.

•	To participate as a non-operator on projects with working operators with experience in a specific region.

•	To raise sufficient capital to fund our operations and to establish ongoing production revenue.

Our plan of operation includes the following goals during the next twelve months:

•	Fund two wells in Mubarek Field in United Arab Emirates to be drilled by BGOI..

•	Evaluate new farm-in / joint venture opportunities in the Middle East, North Africa and FSU.

•	First production form the Mubarek Field is expected.

•	Evaluate additional infill drilling locations in Mubarek Field.

•	Negotiate an agreement with Buttes on Sir Abu Nu’Ayr project and fund a work program.

There can be no assurance that we will successfully implement our business strategy or meet our goals during the next twelve months, if ever.

Liquidity and Capital Resources

A component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing to fund future additional projects. Our only source of internal operating cash flow, if any, will be derived from our participation interest in the Mubarek Field, if the project is successful. As of July 2007, we are currently receiving approximately $165,000 per month, depending on oil price, in production revenue from our interests in the H2 well, assuming production of 150 barrels of oil per day.

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

As of December 31, 2005 we have raised approximately $38.0 million through private placements of shares of common stock and shares of convertible preferred stock as well as through the conversion of convertible debt.

Net cash used by operating activities during the year ended December 31, 2005 was $1,343,069 as compared to $20,482 for the comparable period in 2005. Total assets as of December 31, 2005 were restated to $33,586,364 compared to total assets of $6,542 as of December 31, 2004. Stockholder’s equity as of December 31, 2005 was $33,423,940 compared to stockholder’s equity of $6,542 as of December 31, 2004.

As of December 31, 2005, we had current assets of $18,566,364 consisting of cash and cash equivalents. We had current liabilities of $162,424 and we had total stockholder’s equity of $33,423,940.

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

Contractual Obligations

As of December 31, 2005 we had the following contractual obligations:

	Payments Due by Period
	(unaudited)

	Total	Less than 1 year	2-3 years	4-5 years More than 5 years
Long-term Debt	$ Nil	$ Nil	$ Nil	$ Nil
Contractual Obligations(1)	10,500,000	10,500,000	--	--
Contractual Obligations(2)	595,000	210,000	385,000	--
Contractual Obligations(3)	77,000	77,000	--	--
Total	11,172,000	10,787,000	385,000	--

1)

On May 18, 2005, the Company’s wholly-owned subsidiary, Sastaro Limited, entered into a “Participation Agreement” with Buttes Gas and Oil Co. International, Inc. (“BGOI”), a wholly-owned subsidiary of Crescent Petroleum Company International Limited, whereby the Company will provide cash in the amount of $25,000,000, to be used for drilling costs associated with two oil wells located in the Arabian Gulf in exchange for a variable percentage of future production revenue. Pursuant to the Agreement, the Company will provide capital to BGOI in developmental increments. Upon commencement of production, the Company will receive a preferred 75% of combined production revenue until such time as the Company has recouped its initial investment and thereafter an incremental decrease of production revenue to 40% until the Company has recouped two times its initial investment and thereafter at 9.2%. To the period ended December 31, 2005, the Company has paid $14,500,000 to BGOI pursuant to the Agreement. The Company has additional commitments of $10,500,00 as follows: (i) $3,500,000 upon spudding the first well, which occurred January, 2006 (paid in February, 2006); (ii) $3,500,000 within 30 days of spudding the first well (paid February 28, 2006); and (iii) $3,500,000 within 60 days of spudding the first well (paid March 24, 2006).

2)

On November 1, 2005, the Company entered into an employment agreement with Brent D. Kinney, under which Mr. Kinney was appointed as the chief executive officer of the Company (“CEO”) for a period of three years. In connection with Mr. Kinney’s appointment, the Company agreed to pay Mr. Kinney $17,500 per month. The annual commitment for future compensation is $210,000 per year.

3)

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

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

NOTE: These audited consolidated financial statements reflect the Company’s restatement of the fiscal year ended December 31, 2005.

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

/s/ Beckstead and Watts, LLP

March 20, 2006, except for Note 9, as to which the date is July 23, 2007

Sky Petroleum, Inc.
Consolidated Balance Sheet

December 31, 2005 (Restated) (Note 9)

Assets

Current assets:
Cash and equivalents	$18,586,364
Accounts receivable, net of allowance of $0	-
Prepaids and other assets	-
Total current assets	18,566,364
Investment in oil and gas properties, net - full cost method of
accounting (Note 3)	15,020,000
Fixed assets, net	-
Deposits and other assets	-
Total	15,020,000

Total Assets	$33,586,364

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued liabilities	$162,424

Commitments and contingencies (Note 4) Stockholders’ Equity:
Series A Preferred stock, $0.001 par value, 10,000,000
shares authorized, 3,055,556 shares issued and
outstanding (Note 5)	3,056
Common stock, $0.001 par value, 150,000,000
shares authorized, 46,071,485 shares issued and
outstanding	46,071
Additional paid-in capital	35,231,514
Cumulative translation adjustment	(4,944
Accumulated Deficit	(1,851,757)
Total Stockholders’ Equity	33,423,940

Total Liabilities and Stockholders’ Equity	$33,586,364

The accompanying Notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.
Consolidated Statements of Operations

	Year Ended
	December 31,
	2005 (Restated) (Note 9)	2004

Oil Revenues	$-	$49

Expenses:

Consulting services	444,986	-
Share based compensation (Notes 7 and 9)	315,804	-
Compensation - related party	124,507	-
Other general and administrative	938,549	20,531
Total expenses	1,823,846	20,531

Net operating loss	(1,823,846)	(20,482)

Other income:
Interest expense	(43,627)	-
Interest income	74,314	-
Cumulative translation adjustment	(28,141)	-
Total other income	2,546	-

Net loss	$(1,821,300)	$(20,482)

Dividends on Preferred Stock	-	-

Net loss applicable to common stockholders	$(1,821,300)	$(20,482)

Net loss per share - basic and fully diluted	$(0.06)	$(0.00)
Weighted average number of
common shares outstanding - basic and fully diluted	29,568,760	26,000,000

The accompanying Notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock		Preferred Stock		Additional	Foreign		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Currency Remeasurement	Accumulated Deficit	Stockholders’ Equity

Balance at December 31, 2003	26,000,000	$26,000	—	$—	$11,000	$—	$(9,978)	$27,022
Net loss	—	—	—	$—	—	—	(20,482)	(20,482)

Balance at December 31, 2004	26,000,000	$26,000	—	—	$11,000	$—	$(30,460)	$6,540
Shares issued for capitalized services (Notes 4 and 9)	500,000	500	—	—	519,500	—	—	520,000
Options granted for services (Note 7)	—	—	—	—	20,975	—	—	20,975
Options granted for services (Note 7)	—	—	—	—	66,862	—	—	66,862
Cancelled shares (Note 6)	(12,000,000)	(12,000)	—	—	12,000	—	—	—
Shares issued for debt conversion (Note 6)	3,722,856	3,722	—	—	2,974,562	—	—	2,978,284
Preferred shares issued for cash (Note 6)	—	—	3,055,556	3,056	9,870,104	—	—	9,873,160
Options granted for services (Note 7)	—	—	—	—	106,794	—	—	106,794
Options granted for services (Note 7)	—	—	—	—	121,173	—	—	121,173
Shares issued for cash (Note 6)	27,848,629	27,849	—	—	21,528,543	—	—	21,556,392
Cumulative translation adjustment	—	—	—	—	—	(4,944)	—	(4,944)
Net loss	—	—	—	—	—	—	(1,821,300)	(1,821,300)
Balance at December 31, 2005	46,071,485	$46,071	3,055,556	$3,056	$35,231,513	$(4,944)	$(1,851,760)	$33,423,936

The accompanying Notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.
Consolidated Statements of Cash Flows
	Year Ended
	December 31,
	2005 Restated (Note 9)	2004
Cash flows from operating activities
Net loss	$(1,821,300)	$(20,482)
Adjustments to reconcile net operating loss to net cash used by operations - Share based compensation	315,804	-

Depletion and depreciation	-	-
Impairment expense	-	-
Changes in assets and liabilities -
Accounts receivable, net	-	-
Prepaids and other assets	-	-
Deposits and other assets	-	-
Accrued liabilities	162,427	-
Net cash used in operating activities	(1,343,069)	(20,482)

Cash flows from investing activities
Purchase of fixed assets	-	-
Investment in oil and gas properties	(14,500,000)	-
Net cash used in investing activities	(14,500,000)	-)

Cash flows from financing activities
Proceeds from notes payable	4,150,000	-
Payments on notes payable	(1,171,717)	-
Common Stock subscription receivable	(30,000)	-
Cumulative translation adjustment	(4,944)	-
Preferred Stock dividend payment	-	-
Provided from issuance of preferred stock, net	9,873,160	-
Provided from issuance of common stock, net	21,586,392	-
Net cash provided by (used in) financing activities	34,402,891	-

Net increase (decrease) in cash	18,559,822	(20,482)
Cash - beginning	6,542	27,024
Cash - ending	$18,566,364	$6,542

Supplemental disclosures:
Interest paid	$43,627	$-
Shares issued for capitalized services	$520,000	$-
Shares issued in payment of notes payable	$2,978,284	$-

The accompanying Notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.

(an Exploration Stage Company)

Notes to Consolidated Financial Statements

Note 1 – Organization and Basis of Presentation

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

Restricted cash as of December 31, 2005, includes $50,000 placed in a certificate of deposit for a Letter of Credit.

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

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and natural gas sold to purchasers. For the period ended December 31, 2005 and 2004, the Company did not have any oil or natural gas imbalances recorded. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and, (iv) collectibility is reasonably assured.

Note 3 – Investment in Oil and Gas Properties

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

The Company advanced $14,500,000 prior to December 31, 2005 and advanced an additional $10,500,000 in the first quarter of 2006. During the three months ended March 31, 2006, drilling commenced and therefore actual costs incurred on drilling were transferred to capitalized oil and gas properties in accordance with the Company’s policy of following full cost accounting for its oil and gas activities.

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

Note 4 – Commitments and Contingencies

As discussed in Note 3, the Company has provided BGOI cash in the amount of $14,500,000 towards its total commitment of $25,000,000 as of December 31, 2005, And advanced an additional $10,500,000 in the first quarter of 2006 for the drilling costs associated with its two oil wells located in the Arabian Gulf.

On May 18, 2005, the Company entered into a “Consulting Agreement” with Paraskevi Investment Company S.A. (“PARA”) whereby the Company has agreed to issue PARA 1,000,000 shares of its common stock for services rendered in connection with the “Participation Agreement.” Pursuant to the Agreement, stock will be issued in 500,000 increments based on two milestones. The first issuance occurred upon signing of the aforementioned “Participation Agreement” and the second issuance shall be made once PARA secures and delivers equipment necessary to commence drilling of the first well as described in the “Participation Agreement.” Accordingly, on February 7, 2006 the Company issued 500,000 shares valued at $975,000 to PARA pursuant to the Agreement as compensation for PARA’s equipment performance obligation.

On September 20, 2005, the Company issued 3,055,556 of $.001 par value shares of Series “A” Preferred Stock at $3.60 per share under Regulation-S for cash totaling $11,000,000. The Company agreed to hold any unused funds in short-term investment and remit any interest earned thereon to the investor for a period of 90 days after the closing of the sale of the shares in lieu of payment of a dividend during such period. At the end of 90 days on December 20, 2005, the investment had earned interest in the amount of $59,817, which was remitted to the investor on December 30, 2005. As of December 31, 2005, the obligation has been fulfilled.

Note 5 - Notes Payable

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

Note 6 — Stockholders’ Equity

On March 28, 2005, the Company increased its authorized shares from 100,000,000 to 150,000,000 shares of its $0.001 par value of common stock.

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

Note 7 — Stock Options

On July 26, 2005, the Company adopted, the Sky Petroleum, Inc. Canadian Stock Option Plan (the “Canadian Plan”), effective as of April 1, 2005. The Canadian Plan authorizes the issuance of stock options to acquire up to 10% of the Company’s issued and outstanding shares of common stock.

On August 25, 2005, the Company adopted, the Sky Petroleum, Inc. 2005 U.S. Stock Incentive Plan (the “U.S. Plan”). The U.S. Plan authorizes the issuance of stock options and other awards to acquire up to a maximum of 4,657,148 shares of the Company’s common stock (less the number of shares issuable upon exercise of options granted by the Company under all other stock incentive plans on the date of any grant under the U.S. Plan). The U.S. Plan provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), options that are not incentive stock options, stock appreciation rights and various other stock-based grants.

On July 26, 2005, in connection with the appointment of Donald C. Cameron as the Company’s Chief Executive Officer, the Company granted Mr. Cameron options to purchase 1,500,000 shares of common stock of which 500,000 are exercisable at $0.50 and vest on April 30, 2006, 500,000 are exercisable at $0.80 per share and vest on April 30, 2007 and 500,000 are exercisable at $1.00 per share and vest on April 30, 2008, with a seven-year life. These options were cancelled upon the resignation of Mr. Cameron on November 1, 2005; pursuant to the separation agreement Mr. Cameron was issued options to purchase 200,000 shares of common stock exercisable at $1.00 of which 100,000 vest on April 30, 2006 and 100,000 vest on April 30, 2007 with a two-year life. Mr. Cameron has agreed to provide consulting services to the Company for a period of time that will extend beyond two years if required and therefore the Company has agreed to allow the options to vest over two years. Mr. Cameron’s services will include meetings with potential investors in Canada and the U.S. and reviewing potential additional acquisitions or joint venture opportunities for the Company.

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

There were no stock options granted in 2004 and therefore no share based compensation expenses were recorded in 2004. For the year ended December 31, 2005, the Company recorded $315,804 of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during the year ended December 31, 2005, therefore, the intrinsic value of options exercised during 2005 is nil. As of December 31, 2005, there was a total of $3,262,146 of unrecognized compensation costs related to the non-vested portion of these unit option awards. At December 31, 2005, this cost was expected to be recognized over a weighted-average period of 5.75 years. Compensation expense is based upon straight line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively newly public company and has minimal trading history, it has used an estimated volatility factor of approximately 72% for for 2005 based upon a representative group of publicly-traded companies in the energy industry and employed the fair value method to estimate the grant-date fair value to be amortized over the vesting periods of the unit options awarded. In the absence of historical data, the Company has assumed an estimated forfeiture rate of 5%. As required by SFAS No. 123(R), the Company will adjust the estimated forfeiture rate based upon actual experience.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.50 - $1.88 at December 31, 2005	4,450,000	5.75	$1.06	66,666	$.50

The aggregate intrinsic value of exercisable options as of December 31, 2005 was $90,666.

The Company has used a weighted-average risk free interest rate of 4.45% in 2005 in its Black Scholes calculation of grant-date fair value, which is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options. Expected life represents the period of time that options are expected to be outstanding and is based on the Company’s best estimate. The following table represents the weighted average assumptions used for the Black-Scholes option-pricing model:

2005
Average risk-free interest rates	4.45%
Average expected life (in years)	4.5
Volatility	72%

The following is a summary of stock option activity for 2005:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value

Balance, December 31, 2004	0	$ ---	$ ---
Options forfeited	(1,200,000)	1.03	---
Options granted	5,750,000	1.06	1.24
Options exercised	---	---	---

Balance, December 31, 2005	4,450,000	$ 1.06	$ 1.24

Exercisable, December 31, 2005	66,666	$ 0.50	$ 0.75

The following table summarizes the status of the Company’s non-vested stock options since January 1, 2005:

	Non-Vested Options

	Number of Shares	Weighted- Average Exercise Price

Non-vested at January 1, 2005	—	$—
Granted	4,450,000	$1.06
Vested	266,666.50
Forfeited	—	—
Non-vested at December 31, 2006	4,183,334	$1.06

Note 8 — Income Taxes

For the years ended December 31, 2005 and 2004, the Company had a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2005, the Company has accumulated operating losses totaling approximately $6 million. The net operating loss carryforwards will begin to expire in 2019 if not utilized. The Company has recorded net operating losses in each year since its inception through December 31, 2005. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at December 31, 2005 and 2004.

Non – current deferred tax assets were as follows for the date indicated:

	December 31,

	2005	2006

Stock based compensation	$107,373	$—
Net operating losses	629,598	20,483
Less: valuation allowance	(736,971)	(20,483)

Net non-current deferred tax asset	$—	$—

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

The extent of the Company’s U.S. operations is limited to its corporate finance, corporate governance, and investor relations functions as well as professional fees paid to U.S. based attorneys and accountants and other consultants. The total of these U.S. based expenditures was approximately $680,000 in 2005 and $nil in 2004.

A reconciliation between the income tax benefit determined by applying the applicable Federal and state statutory income tax rate to the pre-tax loss is as follows for the period indicated:

	Year Ended December 31,

	2005	2006

Tax benefit at statutory income tax rate	$(619,242)	$(10,355)
Change in valuation allowance	619,242	10,355

Tax benefit reported	$—	$—

Note 9 – Restatement of 2005 Consolidated Financial Statements

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

The following table presents the effect of the restatements made to the Company’s previously reported consolidated statement of operations for the year ending December 31, 2005 and its consolidated balance sheet at December 31, 2005:

	For the year ended December 31, 2005
		Previously Reported	Adjustments	Restated

Statement of Operations:
Share based compensation		$996,015	$(680,211)	$315,804
Offering expenses		3,522,076	(3,522,076)	0
Net operating loss		(6,026,132)	4,202,286	(1,823,846)
Net loss		(6,023,584)	4,202,284	(1,821,300)
Net loss per share, basic and fully diluted		(.20)	0.14	(.06)

		As of December 31, 2005
		Previously Reported	Adjustments	Restated

Balance sheet:
Investment in oil and gas properties, net		$14,500,000	$520,000	$15,025,000
Total assets		33,066,364	520,000	33,586,364
Additional paid-in capital		46,456,381	11,224,868	35,231,513
Accumulated Deficit		(6,054,044)	4,202,284	(1,851,760)
Total liabilities and stockholders’ equity		33,066,364	520,000	33,586,364

		Recap of Adjustment by Quarter for 2005

	First Quarter 2005	Second Quarter 2005	Third Quarter 2005	Fourth Quarter 2005
Investment in oil and gas properties	—	520,000	—	—

Offering expenses
Preferred Stock offering	—	—	1,126,840	—
Common Stock offering	—	—	825,731	1,569,505

Share based compensation	—	—	—	680,211
Total		520,000	1,952,571	2,249,716

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not changed auditors since our inception.

ITEM 8A. CONTROLS AND PROCEDURES

NOTE: This Item 8A. Controls and Procedures has been updated to reflect the restatement of the Company’s 2005 financial statements, as discussed above in the Introductory Note and in Item 6 under the section heading “Restatement of 2005 Consolidated Financial Statements.”

In connection with this amendment to the Company’s Annual Report for the fiscal year ended December 31, 2005, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

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

This Annual Report on Form 10-KSB/A presents a restatement of the financial statements for the covered period. Such restatement was made necessary by the subsequently discovered material weakness in the Company’s internal control over financial reporting. For this reason , in reevaluating the adequacy of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the CEO and CFO have determined that the Company’s disclosure controls and procedures were not adequate.

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

Changes in Internal Controls over Financial Reporting

During the period covered by this Annual Report on Form 10-KSB/A, no changes were made to the Company’s internal controls over financial reporting. However, subsequent to the period covered by this report a change was made to the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Specifically, on February 5, 2007, management appointed a new CFO, as discussed more fully below, to implement improvements to the Company’s system of internal control over financial reporting in order to address the material weakness which lead to the restatement of the financial statements for the period covered by this report. Although additional steps are required to fully remediate the material weakness, management believes this change will mitigate, to some extent, the possibility that future accounting errors will go undetected and that future required financial reports will not be timely filed with the SEC.

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

PART III

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

(1) Mr. Kinney was appointed Chief Executive Officer on November 1, 2005, and appointed as director on November 16, 2005.
(2) Mr. Noonan was appointed as director on November 16, 2005.

Brent D. Kinney -- Chief Executive Officer and Director. Mr. Kinney, aged 63, holds a BA in Geology and a LLM degree from the University of Manitoba, Canada. Mr. Kinney was a partner with one of Calgary Alberta’s leading energy law firms until 1991 when he moved to Doha, Qatar to advise the Minister of Energy on petroleum matters. On leaving Qatar, Mr. Kinney joined a law firm based in London to work at its Hong Kong office and advised the firms clients on energy matters. From 1997 to 2000, he worked for the firm’s office in Dubai. In 2000, he managed a joint venture with Renaissance Energy Ltd., a Canadian based energy and petroleum company, to pursue opportunities on energy and petroleum matters in Iran. This joint venture was dissolved in 2001, and since that time, Mr. Kinney has worked in Dubai as an independent consultant advising governments and international oil companies. Mr. Kinney sits on the boards of directors of four companies, Husky Energy, Inc., Dragon Oil plc, Western Silver Corporation and Benchmark Energy Corp.

Daniel F. Meyer - President, Secretary, Treasurer and Director. Daniel F. Meyer, age 51, has been the Company’s President, Secretary and Treasurer and a director since December 20, 2004. From November 2003 to the present, Mr. Meyer was self-employed as a financial consultant. From April 2003 to November 2003, Mr. Meyer was Vice President of Operations for Canada’s Choice at Home’n Officer Inc., a division of Canada’s Choice Spring Water Co. Mr. Meyer was responsible for all operations, marketing and client relationship management for Northern Alberta. From 1994 to 2003, Mr. Meyer was president and principle shareholder of Canyon Springs Water Co. Ltd., a private Alberta bottled water company. Mr. Meyer was responsible for overseeing all aspects of the business, including client relations, marketing, strategic planning, transportation and financial and business development. Under Mr. Meyer’s management, Canyon Springs grew to be one of the largest bottled water companies in Alberta, packaging both wholesale and retail water products for distribution to home, office, major grocery chains and other major distribution plants such as Dairyland Alberta. Canyon Springs had offices in Edmonton and Calgary. The company was purchased by Canada’s Choice in 2003.

James R. Screaton - Vice President, Finance and Chief Financial Officer. James R. Screaton, age 50, has been the Company’s Vice President, Finance and Chief Financial Officer since August 25, 2005. Mr. Screaton obtained a degree in B. Commerce (Honours) in 1979 from Queen’s University and has his Chartered Accountant certification from the Institutes of Chartered Accountants of Ontario and Alberta. Mr. Screaton was Vice President, Finance and Chief Financial Officer of Sentra Resources Corporation from 2003 until September 2004, at which time Sentra was sold to Blue Mountain Energy Ltd. Sentra was a public company that traded on the Toronto Stock Exchange. In 2003, he acted as financial advisor and CFO for two start-up companies in the energy sector. From 1996 to 2003, he was VP Finance, Corporate Secretary and a director of Harvard International Resources Ltd., a private oil and gas company. From 1991 to 1996, he was the Controller at Numac Energy Inc. a public company with operations in Canada and Africa, and prior thereto had gained extensive financial and accounting experience at Amerada Hess Canada Ltd., Esso Resources Canada Limited and Ernst & Young Chartered Accountants. Mr. Screaton is on the Board of Directors of the Small Explorers & Producers Association of Canada (SEPAC) and serves as Co-Chairman of both the Finance Committee and the Securities Compliance Committee.

Michael D. Noonan - Vice President, Corporate and Director. Michael D. Noonan, age 47, has been the Company’s Vice President, Corporate since August 25, 2005. Mr. Noonan has more than 15 years of investor relations, corporate finance and corporate governance experience. Prior to joining the Company, Mr. Noonan worked for Forgent Networks since May, 2002 where he most recently served as the Senior Director of Investor Relations. Prior to working at Forgent, Mr. Noonan was employed for two years by Pierpont Communications, an investor and public relations firm, where he was a Senior Vice President. Mr. Noonan has also served as director of investor relations and corporate communications at Integrated Electrical Services, a electrical services company, and manager of investor relations and public affairs for Sterling Chemicals, a manufacturer of commodity chemicals. He received a Master of Business Administration degree from Athabasca University in Alberta, Canada; a Bachelor of Arts degree in Business Administration and Economics from Simon Fraser University in British Columbia, Canada; and an Executive Juris Doctrate from Concord School of Law in Los Angeles, California.

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

Peter J. Cockcroft - Director. Mr. Cockcroft, age 56, is a geologist (University of Sydney) and consultant. Mr. Cockcroft has graduate business qualifications, he has recently been honored as a 2004 - 2005 Distinguished Lecturer for the Society of Petroleum Engineers on the topic of International Risk Management. Permanent Resident of Singapore, he was recently appointed as a Research Fellow at Institute of South East Asian Studies (a Singapore “thinktank”) where he is writing a book on Asian Energy Investment. Mr. Cockcroft is a Life Fellow of the Royal Geographical Society, a Life Member of the Society of Petroleum Engineers, as well as also a non-executive Director of Baraka Petroleum Ltd. and Australian Oil Company Pty. Ltd.

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

Board Committees

Audit Committee and Audit Committee Financial Expert

We do not have an Audit Committee. Our board of directors performs the functions of an Audit Committee, including engaging a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document, but expect to adopt one in the first half of 2006. Peter J. Cockcroft would qualify as an independent director for audit committee purposes under rules of the American Stock Exchange.

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

On November 1, 2005, we entered into an employment agreement with Brent Kinney as our new Chief Executive Officer. Mr. Kinney’s compensation was determined through negotiation between Mr. Kinney and our board of directors.

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

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were timely complied with during the year ended December 31, 2005, except:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions

Brent D. Kinney	Chief Executive Officer, Director	Late/1	Late/2	—
and Principal Executive Officer

Daniel F. Meyer	President, Secretary, Treasurer and	—	Late/3	—
Director

James R. Screaton	Vice President, Finance and Chief	Late/1	—	—
aaaa	Financial Officer

Michael D. Noonan	Vice President, Corporate, Director	Late/1	Late/2	—

Karim Jobanputra	Director	Late/1	Late/1	—

Ian R. Baron	Director	Late/1	Late/1	—

Peter J. Cockcroft	Director	Late/1	Late/1	—

Sheikh Hamad Bin Jassen	10% Shareholder	Late/1	—	—
Bin Jaber Al Thani

ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation paid to each of the individuals who served as our Chief Executive Officer and our other most highly compensated executive officers (the “named executives officers”) for the fiscal years ended December 31, 2005, 2004 and 2003.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Common Shares Under Options/SARs Granted (#)	Restricted Shares or Restricted Share Units ($)	Long Term Incentive Plan Payouts ($)	All Other Compensation ($)

Brent H. Kinney(1)	2005	35,000	-0-	-0-	-0-	-0-	-0-	57,381
Chief Executive
Officer, Director

Daniel Meyer(2)	2005	63,000	-0-	-0-	-0-	-0-	-0-	3,462
President, Secretary	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
and Treasurer, Director

Christine L. Szymarek	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Former President &	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary, Treasurer
Director

Donald C. Cameron	2005	99,000	-0-	-0-	-0-	-0-	-0-	-0-
Former Chief	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Executive Officer(3)

James R. Screaton	2005	63,080	-0-	-0-	-0-	-0-	-0-	-0-
Vice President,	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Finance and Chief
Financial Officer(4)

Michael Noonan(5)	2005	83,500	-0-	-0-	-0-	-0-	-0-	3462
Vice President,	2004	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Corporate

(1)	Mr. Kinney was appointed as our Chief Executive Officer on November 1, 2005 and appointed as a director on November 16, 2005.

(2)	Mr. Meyer was elected as a director at the annual meeting of shareholders on December 20, 2004.

(3)	Mr. Cameron was appointed as our Chief Executive Officer on July 26, 2005 and terminated on November 1, 2005. He was not an officer during 2004, 2003 or 2002. See, “Employment Contracts and Termination of Employment and Change-In-Control Arrangements” for a description of his compensatory arrangements for 2005.

(4)	Mr. Screaton was appointed as our Vice President, Finance and Chief Financial Officer on August 25, 2005. He was not an officer during 2004, 2003 or 2002. See, “Employment Contracts and Termination of Employment and Change-In-Control Arrangements” for a description of his compensatory arrangements for 2005.

(5)	Mr. Noonan was appointed as our Vice President, Corporate on August 25, 2005 and appointed as a director on November 16, 2006. He was not an officer during 2004, 2003 or 2002. See, “Employment Contracts and Termination of Employment and Change-In-Control Arrangements” for a description of his compensatory arrangements for 2005.

(6)	Includes legal fees of $53,919 paid to Mr. Kinney prior to his appointment as an officer of Sky Petroleum and Directors’ fees of $3462.

(7)	Consists of director’s fees.

Director and Officer Stock Option/Stock Appreciation Rights (“SARs”) Grants

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

	Individual Grants					Potential Realized Value at Assumed Annual Rates of Stock Appreciation for Option Term
	Number of securities underlying		Percent of total options/SARs granted	Exercise or
	options/SARs		to employees in	base price	Expiration	$000	$000	$000
Name	granted(#)		fiscal year(1)	($/Sh)	Date	5%($)	10%($)	0%($)

Daniel Meyer(2)	200,000	(10)	4.7%	$1.00	Nov. 16, 2012	330	534	177
President, Secretary
and Treasurer, Director

Brent Kinney(3)	1,450,000	(10)	34.12%	$1.00	Nov. 16, 2012	2,388	3,864	1,278
Chief Executive
Officer, Director

James R. Screaton(4)	400,000	(10)	9.4%	$0.50- $1.00	March 31, 2012	27	86	-0-
Former Vice President,
Finance
and Former Chief
Financial Officer

Michael Noonan(5)	600,000	(11)		$ 1.29	Sept. 21, 2015	487	1,234	-0-
Vice President, Corporate and Secretary	200,000	(11)		$ 1.88	Nov. 16, 2012	236	599	-0-

	800,000		18.82%			723	1,833	-0-

Karim Jobanputra(6)	200,000	(10)	4.7%	$1.00	Nov. 16, 2012	330	534	177
Director

Ian R. Baron(7)	600,000			$1.00	Nov. 16, 2013	1,065	1,818	528
Director	200,000			$1.00	Nov. 16, 2012	330	534	177

	800,000		18.82%			1,395	2,352	705

Peter J Cockcroft(8)	200,000	(10)	4.7%	$1.00	Nov. 16, 2012	330	534	177
Director

Donald C. Cameron(9)	100,000	(12)	2.35%	$1.00	April 30, 2008	118	150	88
Former Chief Executive Officer	100,000	(12)	2.35%	$1.00	April 30, 2009	128	175	88

	200,000		4.7%			246	325	176

Total	4,250,000	(13)

(1)	We issued options to acquire a total of 4,250,000 to our officers, directors and employees during the period from January 1, 2005 to December 31, 2005.

(2)	Mr. Meyer was elected as a director at the annual meeting of shareholders on December 20, 2004. Mr. Meyer was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter.

(3)	Mr. Kinney was appointed as our Chief Executive Officer on November 1, 2005. Under the terms of his employment agreement we granted Mr. Kinney options to purchase 1,250,000 shares of common stock of the Company at an exercise price of $1.00 per share, vesting one-third on October 1, 2006, one-third on October 1, 2007 and one-third on October 1, 2008. Mr. Kinney was appointed as a director on November 16, 2005, and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter.

(4)	Mr. Screaton was appointed as our Vice President, Finance and Chief Financial Officer on August 25, 2005. On August 25, 2005, we agreed to grant Mr. Screaton options to purchase 400,000 shares of common stock of which 133,333 exercisable at $0.50 vest on April 30, 2006, 133,333 exercisable at $0.80 per share vest on April 30, 2007 and 133,334 exercisable at $1.00 per share vest on April 30, 2008.

(5)	Mr. Noonan was appointed as our Vice President, Corporate on August 25, 2005. On August 25, 2005, we agreed to grant Mr. Noonan options to purchase 600,000 shares of common stock exercisable at $1.29 per share, vesting 200,000 options on each April 30th beginning on April 30, 2006. Mr. Noonan was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter.

(6)	Mr. Jobanputra was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter.

(7)	Mr. Baron was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting the first anniversary of the grant and 1/3 vesting each anniversary thereafter. We granted Mr. Baron 600,000 options, effective November 16, 2005, under the terms of an option agreement, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter.

(8)	Mr. Cockcroft was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter.

(9)	Mr. Cameron served as our Chief Executive Officer from July 26, 2005 to November 1, 2005. We entered into a termination and severance agreement with Mr. Cameron under which we agreed to grant Mr. Cameron 200,000 options exercisable at $1.00 per share, vesting 100,000 options on April 30, 2006 and the balance will vest on April 30, 2007.

(10)	Granted under our non-U.S. resident stock option plan.

(11)	Granted under our U.S. resident stock option plan.

(12)	Granted under option agreement separate from our non-U.S. resident and U.S. resident stock option plans.

Aggregated Option/SAR Exercises in Last Fiscal Year- and Fiscal Year-End Option/SAR Values

	Number of Shares Acquired on Exercise		Number of Securities Underlying Unexercised Options At December 31, 2005		Value of Unexercised In-the-Money Options At December 31, 2005 (1)

Name	Exercised	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Daniel Meyer(2) Director	—	—	—	200,000	—	$171,000

Brent Kinney Chief Executive Officer, Director	—	—	—	1,450,000	—	1,239,750

James R. Screaton(3) Former Vice President, Finance and Former Chief Financial Officer	—	—	—	400,000	—	435,333

Michael Noonan(4) Vice President, Corporate, Secretary	—	—	—	800,000	—	339,000

Karim Jobanputra Director	—	—	—	200,000	—	171,000

Ian R. Baron Director	—	—	—	800,000	—	684,000

Peter J. Cockcroft Director	—	—	—	200,000	—	171,000

Donald C. Cameron Former Chief Executive Officer	—	—	—	200,000	—	171,000

(1)	Based on the closing price of our common stock on the NASD OTCBB on December 30, 2005, which was $1.835.

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

Consulting Agreement with James Screaton

In connection with the appointment of Mr. James Screaton as our Chief Financial Officer on August 25, 2005, we entered into an Independent Contractor Services Agreement and a Confidentiality Agreement, effective April 1, 2005, with Shorewood Financial Inc. for the services of Mr. Screaton as our Chief Financial Officer. Under these agreements, we anticipate that Mr. Screaton will serve as our Chief Financial Officer until July 31, 2006 at a salary of $500 per day on a per diem basis. Under the terms of the Confidentiality Agreement, Mr. Screaton is prohibited from disclosing certain confidential information with respect to Sky Petroleum for a period of five years following the termination of the Independent Contractor Services Agreement. In connection with Mr. Screaton’s appointment as Chief Financial Officer, we agreed to grant Mr. Screaton options to purchase 400,000 shares of common stock of which 133,333 exercisable at $0.50 vest on April 30, 2006, 133,333 exercisable at $0.80 per share vest on April 30, 2007 and 133,334 exercisable at $1.00 per share vest on April 30, 2008.

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

•

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of March 31, 2006 by:

•	each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock;

•	our named executive officers;

•	our directors; and

•	all of our executive officers and directors as a group.

Name of Shareholder	Address	Amount and Nature of Beneficial Ownership	Percent of Class(1)

Directors and Named Executive Officers

Daniel Meyer(2)	Suite 200 - 625 4th Ave. SW	2,000,000(2)	4.29%(2)
Director	Calgary, Alberta, Canada T2P OK2

Brent Kinney(3) Chief Executive Officer	P.O. Box 211247 Dubai United Arab Emirates	—	—

James R. Screaton(4)	Suite 200 - 625 4th Ave. SW	—	—
Vice President, Finance and Chief Financial Officer	Calgary, Alberta Canada T29 0K2

Michael Noonan(5)	401 Congress Avenue	210,000(5)	**
Vice President, Corporate, Secretary	Suite 1540 Austin, Texas USA 78701

Karim Jobanputra(7)	P.O. Box 82	—	—
Director	P.O. Box 82 Doha Qatar

Ian R. Baron(8)	P.O. Box 72794	—	—
Director	P.O. Box 72794 Dubai United Arab Emirates

Peter Cockcroft(9)	350 Orchard Road	—	—
Director	350 Orchard Road #21-01 Shaw House Singapore 238868

All Officers & Directors as a		2,210,000(8)	4.79%(8)
Group

5% Shareholders

Sheikh Hamad Bin Jassen Bin Jaber Al Thani(11)	PO Box 4044 Alwajbam Palace Doha, Qatar	15,296,424(11)	24.93%(11)

Metage Capital Limited(12)	8 Pollen Street London, W1S 1NG	4,000,000(12)	8.59%(12)

**	Less than 1%.

(1)	Based on 46,571,485 shares issued and outstanding as of February 28, 2006, plus, for each person, the number of shares of common stock such person has the right to acquire within the 60 days after such date. Excludes 12,222,224 shares of common stock acquirable upon conversion of Series A Preferred Stock and stock options that are not exercisable within 60 days of March 31, 2006.

(2)	Mr. Meyer was elected as a director at the annual meeting of shareholders on December 20, 2004. On August 25, 2005, we accepted 12,000,000 shares of common stock for cancellation from Mr. Meyer. Mr. Meyer was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. None of the options will vest within 60 days of March 31, 2006.
(3)	Mr. Kinney was appointed as our Chief Executive Officer on November 1, 2005. We granted Mr. Kinney options to purchase 1,250,000 shares of common stock exercisable at $1.00 per share. None of the options will vest within 60 days of March 31, 2006. Mr. Kinney was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter.
(4)	Mr. Screaton was appointed as our Vice President, Finance and Chief Financial Officer on August 25, 2005. On August 25, 2005, we agreed to grant Mr. Screaton options to purchase 400,000 shares of common stock exercisable at exercise prices of $0.50 to $1.00 per share.
(5)	Mr. Noonan was appointed as our Vice President, Corporate on August 25, 2005. On September 21, 2005, we granted Mr. Noonan options to purchase 600,000 shares of common stock at $1.29 per share, of which 200,000 shares vest on April 30, 2006, 200,000 vest on April 30, 2007 and 200,000 shares vest on April 30, 2008. Includes 10,000 shares of common stock and options exercisable to acquire 200,000 shares of common stock vesting on April 30, 2006.
(7)	Mr. Jobanputra was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter.
(8)	Mr. Baron was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting the first anniversary of the grant and 1/3 vesting each anniversary thereafter. We granted Mr. Baron 600,000 options, effective November 16, 2005, under the terms of an option agreement, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter.
(9)	Mr. Cockcroft was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter.
(10)	Includes 2,000,000 shares of common stock held by Daniel Meyer and 210,000 shares of common stock held by Michael Noonan, excluding stock options which are not exercisable within 60 days of March 31, 2006.
(11)	Includes 3,074,200 shares of common stock held by the Sheikh and 12,222,224 shares of common stock issuable upon conversion of 3,055,556 shares of Series A Preferred Stock held by the shareholder.
(12)	Metage Capital Limited beneficially owns 2,000,000 common shares through Metage Funds Limited, a Cayman Islands investment company, and 2,000,000 common shares through Metage Special Emerging Markets Fund Limited, a Cayman Islands investment company.

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

Equity Compensation Plan Information

The following table sets forth	information	related to our equity compensation plans as of December 31, 2005.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation	—	—	—
Plans approved by
Security Holders(1)(2)

Equity Compensation	4,250,000	$1.075	1,157,098(3)
Plans not approved by
Security Holders(1)(2)(4)

Total	4,250,000	$1.075	1,157,098(3)

(1)	We have two stock option plans: a stock incentive plan for non-U.S. residents and a stock incentive plan for U.S. residents. Our stock incentive plan for non-U.S. residents authorizes the issuance of stock options to acquire up to 10% of our issued and outstanding shares of common stock and our stock incentive plan for U.S. residents authorizes the issuance of stock options to acquire up to a maximum of 3,321,600 shares of common stock (less the number of shares issuable upon exercise of options granted by the us under all other stock incentive plans on the date of any grant under the plan).
(2)	We intend to submit our incentive stock option plans for shareholder approval at our next annual meeting of shareholders.
(3)	Issuable under our non-U.S. Stock Option Plan.
(4)	We entered into a termination and severance agreement with Mr. Cameron under which we agreed to grant Mr. Cameron 200,000 options outside of our stock option plans exercisable at $1.00 per share, vesting 100,000 options on April 30, 2006 and the balance will vest on April 30, 2007. We granted Mr. Ian Baron 600,000 options, effective November 16, 2005, under the terms of an option agreement outside of our stock option plans, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter.

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

Consulting Agreement with James Screaton

In connection with the appointment of Mr. James Screaton as our Chief Financial Officer on August 25, 2005, we entered into an Independent Contractor Services Agreement and a Confidentiality Agreement, effective April 1, 2005, with Shorewood Financial Inc. for the services of Mr. Screaton as our Chief Financial Officer. Under these agreements, we anticipate that Mr. Screaton will serve as our Chief Financial Officer until July 31, 2006 at a salary of $500 per day on a per diem basis. Under the terms of the Confidentiality Agreement, Mr. Screaton is prohibited from disclosing certain confidential information with respect to Sky Petroleum for a period of five years following the termination of the Independent Contractor Services Agreement. In connection with Mr. Screaton’s appointment as Chief Financial Officer, we agreed to grant Mr. Screaton options to purchase 400,000 shares of common stock of which 133,333 exercisable at $0.50 vest on April 30, 2006, 133,333 exercisable at $0.80 per share vest on April 30, 2007 and 133,334 exercisable at $1.00 per share vest on April 30, 2008.

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

•

Mr. Cameron acknowledged that all of the confidential information is valuable, proprietary and the exclusive property of the Company and that he will not use or reveal, divulge or permit the use by the third parties of any confidential information.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number		Description
3	.1(1)	Articles of Incorporation
3	.2(2)	Amendment to Articles of Incorporation
3	.3(2)	Amendment to Articles of Incorporation
3	.4(6)	Certificate of Designation of Rights and Preferences of Series A Preferred Stock
3	.5(1)	Bylaws
5	.1(11)	Opinion of Woodburn and Wedge LLP related to the issuance of 10,557,865 shares of common stock
10	.1(1)	Lease Agreement
10	.2(3)	Participation Agreement between Sastaro Limited and Buttes Gas and Oil Co. International Inc.
10	.3(3)	Compensation Agreement with Paraskevi Ltd.
10	.4(4)	Independent Contractor Services Agreement and a Confidentiality Agreement, effective April 1, 2005, with Donald C. Cameron Consulting Ltd.
10	.5(4)	Independent Contractor Services Agreement and a Confidentiality Agreement, effective April 1, 2005, for the services of Mr. Screaton as our Vice President, Finance and Chief Financial Officer
10	.6(5)	Independent Contractor Services Agreement and a Confidentiality Agreement, effective April 1, 2005, for the services of Mr. Noonan as our Vice President Corporate
10	.7(4)	Stock Option Plan - Canadian residents
10	.8(4)	2005 U.S. Stock Incentive Plan - non-Canadian residents
10	.9(7)	Form of Subscription Agreement used by selling shareholders in July 26,2005 and August 25, 2006 private placements
10	.10(8)	Employment Agreement between the Company and Brent Kinney
10	.11(8)	Separation Agreement between the Company and Donald C.Cameron Consulting Ltd.
10	.12(8)	Form of Subscription Agreement used by Selling Shareholders in December 2005 Placement
10	.13(9)	Consulting Agreement between the Company and Energy Services Group Dubai dated April 5, 2005
10	.14(9)	Option Agreement between the Company and Ian Baron
23	.1(10)	Consent of Energy Services Group Dubai
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Previously filed with Form SB-2 on September 12, 2002
(2)	Previously filed with Form 10-KSB on March 31, 2005
(3)	Previously filed with Form 10-QSB on August 22, 2005
(4)	Previously filed with Form SB-2 (SEC File No. 333-127940) on August 30, 2005
(5)	Previously filed with Form SB-2/A Amendment No. 1 (SEC File No. 333-127940) on September 9, 2005
(6)	Previously filed as exhibit 3.1 to the Form 8-K filed on September 22, 2005
(7)	Previously filed with Form SB-2/A (SEC File No. 333-128285) on October 12, 2005
(8)	Previously filed with Form 10-QSB on November 15, 2005.
(9)	Previously filed with Form SB-2 on February 13, 2006.
(10)	Previously filed with Form 10-KSB on March 31, 2006.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for fiscal 2005 and 2004 and reviews of the consolidated financial statements included in the Company’s Forms 10-KSB for fiscal 2005 and 2004 were $10,750 and $4,250, respectively.

Audit-Related Fees

The aggregate fees billed by the Company’s auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above for fiscal 2005 and 2004 were $1,500 and $nil, respectively.

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2005 and 2004 were $nil and $nil, respectively.

All Other Fees

The aggregate fees billed by the Company’s auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal 2004 and 2003 were $nil and $nil, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SKY PETROLEUM, INC.

August 20, 2007	By	/s/	Michael Noonan
Michael Noonan
Caretaker Chief Executive Officer (Principal Executive Officer)
	By	/s/	Michael Churchill
Michael Churchill
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

Brent D. Kinney	Director	August 20, 2007.

/s/ Nigel McCue Nigel McCue	Director	August 20, 2007.

Ian R. Baron	Director	August 20, 2007.

/s/ Peter J. Cockcroft Peter J. Cockcroft	Director	August 20, 2007.

/s/ Nigel McCue Nigel McCue	Director	August 20, 2007.

/s/ Karim Jobanputra Karim Jobanputra	Director	August 20, 2007.