Form 10QSB/A
period 2006-03-31
SKY PETROLEUM, INC.
filed 2007-08-21
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      Yes    No.

Number of shares of issuer’s common stock outstanding at May 12, 2006:   46,571,485

Transitional Small Business format (check one):   Yes    No

INDEX

PART I – CONSOLIDATED FINANCIAL INFORMATION	Page No.(s)

Item 1.	Consolidated Financial Statements (unaudited)

Consolidated Balance Sheet as of March 31, 2006 (Restated)	1

Consolidated Statements of Operations for the three months ended March 31, 2006 (Restated) and 2005	2

Consolidated Statements of Cash Flows for the three months ended March 31, 2006 (Restated) and 2005	3

Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Plan of Operation	8

Item 3.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 3.	Defaults Upon Senior Securities.	17

Item 4.	Submission of Matters to Vote of Security Holders.	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

SIGNATURES	18

INTRODUCTORY NOTE

In relation to the Company’s disclosure in a Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2007, discussing the Company’s intention to restate its annual audited consolidated financial statements for the year 2005 and its quarterly unaudited consolidated financial statements for the quarterly periods for the fiscal years of 2005 and 2006, this amendment on Form 10-QSB/A amends the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on May 15, 2006.

This amended Quarterly Report reflects the restatement of the unaudited consolidated financial statements for the three months ended March 31, 2006. The effects of the restatement on the Consolidated Balance Sheet as of March 31, 2006 and the Consolidated Statements of Operations for the three months ended March 31, 2006 are presented in Note 3 – Restatement of 2006 Consolidated Financial Statements and in Item 2. Plan of Operation in Part I of this Form 10-QSB/A for the quarterly period ended March 31, 2006.

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

For a discussion of events and developments subsequent to March 31, 2006, see the Company’s amended Quarterly Reports on Form 10-QSB/A for the quarterly periods ended June 30, 2006, and September 30, 2006, which contain restated unaudited consolidated financial statements for those periods. For a quarterly breakdown of the restatement of the 2005 financial statements, see the Company’s amended Quarterly Reports on Form 10-QSB/A for the quarterly periods ended June 30, 2005 and September 30, 2005. These amended Quarterly Reports are being filed concurrently with this amendment on Form 10-QSB/A.

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

PART I — FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

NOTE: These unaudited consolidated financial statements reflect the Company’s restatement of the six month period ended March 31, 2006.

Sky Petroleum, Inc.

(an Exploration Stage Company)

Consolidated Balance Sheet

(Unaudited)

March 31, 2006 (Restated)
Assets
Current assets:
Cash and cash equivalents	$7,544,604
Prepaid expenses	60,667

Total current assets	7,605,271

Other assets:
Deposits	1,825
Investment in oil and gas properties (Note 4)	26,508,350

Total other assets	26,510,175

Total Assets	$34,115,446

Liabilities and Stockholders’ Equity
Current liabilities
Accrued expenses	$72,509
Preferred Stock dividend payable (Note 6)	192,500

Total current liabilities	265,009

Stockholders’ Equity:
Series A Preferred stock, $0.001 par value, 10,000,000
shares authorized, 3,055,556 shares issued and
outstanding (Note 6)	3,056
Common stock, $0.001 par value, 150,000,000
shares authorized, 46,571,485 shares issued and
outstanding at March 31, 2006	46,571
Additional paid-in capital	36,669,016
Cumulative translation adjustment	(1,535)
Accumulated deficit during exploration stage	(2,866,671)

Total Stockholders’ Equity	33,850,437

Total Liabilities and Stockholders’ Equity	$34,115,446

The Accompanying Notes are an Integral Part of These Financial Statements

Sky Petroleum, Inc.

(an Exploration Stage Company)

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended March 31,		August 22, 2002 (inception) to March 31,

	2006 (Restated)	2005	2006 (Restated)

Revenue	$ --	$ --	$ 49

Expenses:
Consulting services (Note 7)	173,972	12,850	618,660
Compensation - related party (Note 7)	52,500	8,000	1107,007
Share based compensation	433,002	--	748,806
Investor relations expense	89,915	8,000	530,336
Professional fees	96,069	--	336,0107
Director fees	53,400	--	53,400
General and administrative expenses	107,6105	38,694	366,300

Total expenses	976,233	97,544	2,830,586

Net operating loss	(976,233)	(97,544)	(2,830,537)
Other income (expense)
Interest income	157,579	--	231,894
Interest expense	--	(2,000)	(43,627)
Cumulative translation adjustment	(3,760)	--	(31,901)

Net loss	$ (822,414)	$ (69,544)	$(2,974,171)

Dividends on Preferred Stock	$ (192,500)	$ --
Net loss applicable to common stockholders	(1,014,912)	(69,544)

Net loss per share - basic and fully diluted	$ (0.02)	$ (0.00)

Weighted average number of common shares outstanding – basic and fully diluted	46,365,685	26,000,000

The Accompanying Notes are an Integral Part of These Financial Statements

Sky Petroleum, Inc.

(an Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		August 22, 2002 (inception) to March 31,
	2006 (Restated)	2005	2006 (Restated)

Cash flows from operating activities
Net loss	$(822,412)	$(69,544)	$(2,674,171)
Adjustment to reconcile net loss to net
cash used by operations	--	--	--
Share-based compensation	433,002	--	748,806
Shares issued for services	975,000	--	1,495,000
Changes in assets and liabilities-
Prepaid expenses	(60,667)	--	(60,667)
Accrued expenses	(84,973)	10,444	77,453
Deposits	(1,825)	--	(1,825)

Net cash used by operating activities	438,125	(59,100)	(387,120)

Cash flows from investing activities
Investment in oil and gas properties	(11,488,350)	--	(26,508,350)

Net cash used in investing activities	(11,488,350)	--	(26,508,350)

Cash flows from financing activities
Proceeds from notes payable	--	200,000	4,150,000
Payments on notes payable	--	--	(1,200,000)
Issuance of common stock	30,000	--	21,023,393
Issuance of preferred stock	--	--	9,873,160

Net cash provided by financing activities	30,000	200,000	34,446,553

Cumulative translation adjustment	(1,535)	--	(6,479)

Net (decrease) increase in cash	(11,021,760)	140,900	7,544,604
Cash - beginning	18,566,364	6,542	--

Cash - ending	$7,544,604	$147,442	$7,544,604

Supplemental disclosures:
Interest paid	$--	$2,000	$43,627

Income taxes paid	$--	$--	$--

Shares issued for capitalized services	$975,000	$--	$1,495,000

Number of shares issued for capitalized services	500,000	--	1,000,000

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these condensed interim financial statements be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2005 and notes thereto included in the Company’s Form 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

The following table presents the effect of the restatement made to the Company’s previously reported consolidated statement of operations for the three month period ending March 31, 2006 and the Company’s consolidated balance sheet as of March 31, 2006:

	For the three months ended March 31, 2006

	Previously Reported	Adjustments	Restated

Consolidated Statement of Operations:
Share based compensation	$1,185,716	$(752,714)	$433,002
Net operating loss	(1,728,937)	752,714	(976,233)
Net loss	(1,575,128)	752,714	(822,414)
Net loss per share, basic and fully diluted	(.03)	0.01	(.02)

	As of March 31, 2006

	Previously Reported	Adjustments	Restated

Consolidated Balance sheet:
Investment in oil and gas properties, net	$25,013,350	$1,495,000	$26,508,350
Total assets	32,620,446	1,495,000	34,115,446
Unamortized options issued for services	(6,846,864)	6,846,864	0
Additional paid-in capital	46,975,881	(10,306,865)	36,669,016
Accumulated Deficit	(7,821,672)	4,955,001	(2,866,671)
Total liabilities and stockholders’ equity	32,620,446	1,495,000	34,115,446

Note 4 – Investment in Oil and Gas Properties

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

On January 31, 2006, drilling operations commenced at the Mubarek H-2 well, the first of Sky Petroleum’s two infill wells in the Mubarek Field. The Company follows the full cost method of accounting for its oil and gas operations whereby exploration and development expenditures are capitalized. Such costs may include geological and geophysical, drilling, equipment and technical consulting directly related to exploration and development activities. Costs related to unproved properties and major development projects may be excluded from costs subject to depletion until proved reserves have been determined or their value is impaired. At March 31, 2006, $12,710,001 of costs related to drilling and $13,350 in consulting costs were capitalized to investment in oil and gas properties. These costs relate to the Mubarek Field project and are classified as unproved and will not yet be subject to depletion.

Note 5 – Commitments

As discussed in Note 4, the Company has provided BGOI, cash in the amount of $25,000,000, its total commitment as of March 31, 2006, including $10,500,000 in the first quarter of 2006 for the drilling costs associated with its two oil wells located in the Arabian Gulf. The Company has fulfilled its commitment under the Participation Agreement.

On May 18, 2005, the Company entered into a “Consulting Agreement” with Paraskevi Investment Company S.A. (“PARA”) whereby the Company has agreed to issue to PARA 1,000,000 shares of its common stock for services rendered in connection with the “Participation Agreement.” Pursuant to the Agreement, stock will be issued in 500,000 increments based on two milestones. The first issuance of 500,000 shares valued at $520,000 occurred upon signing of the aforementioned “Participation Agreement”. On February 7, 2006, the Company issued the remaining 500,000 shares valued at $975,000 to PARA once the Mubarek H2 well was spudded.

Note 6 — Stockholders’ Equity

On February 7, 2006, the Company issued the remaining 500,000 shares to PARA pursuant to the Participation Agreement once the Mubarek H2 well was spudded. The Company capitalized $975,000, the fair value of the underlying shares, as an investment in oil and gas properties.

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

Note 7 — Stock Options

During the year ended December 31, 2005, the Company granted options to purchase 4,250,000 shares of its $.001 par value common stock with a 3- year vesting period. The Company recorded $173,672 for consulting services and $433,002 in share based compensation during the three months ended March 31, 2006. There were no stock options granted in the first quarter of 2006 or 2005

.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable

Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.50 - 1.88 at March31, 2006	4,450,000	5.75	$1.06	66,666	$ .50

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2006	2005

Average risk-free interest rates	5.00%	4.45%
Average expected life (in years)	4.5	4.5
Volatility	88%	72%

The following is a summary of activity of outstanding stock options under the 2005 Stock Option Plan:

	Number Of Shares	Weighted Average Exercise Price

Balance, December 31, 2005	4,450,000	$ 1.06
Options cancelled	—
Options granted	—	—
Options exercised	—	—

Balance, March 31, 2006	4,450,000	1.06

Exercisable, March 31, 2006	66,666	$ .50

ITEM 2.          PLAN OF OPERATION.

NOTE: Certain parts of the following Item 2. Plan of Operation reflect the effects of the restatement of our unaudited consolidated financial statements for the period ended March 31, 2006. For more information see the section heading “Restatement of 2006 Consolidated Financial Statements” and review the Introductory Note to this amended Quarterly Report on Form 10-QSB/A. Apart from revisions relating to changed financial data from the restatement, as described above, this Item 2 has not been revised for new events and developments occuring after the original filing date of May 15, 2006. Please see the Company’s subsequently filed Current Reports, Quarterly Reports, and Annual Reports, as filed with the Securities and Exchange Commission, for a discussion of events occurring subsequent to this Quarterly Report on Form 10-QSB/A.

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

The following table presents the effect of the restatements made to the Company’s previously reported consolidated statement of operations for the year ending March 31, 2006 and the Company’s consolidated balance sheet as of March 31, 2006:

	For the three months ended March 31, 2006

	Previously Reported	Adjustments	Restated

Consolidated Statement of Operations:
Share based compensation	$1,185,716	$(752,714)	$433,002
Net operating loss	(1,728,937)	752,714	(976,233)
Net loss	(1,575,128)	752,714	(822,414)
Net loss per share, basic and fully diluted	(.03)	0.01	(.02)

	As of March 31, 2006

	Previously Reported	Adjustments	Restated

Consolidated Balance sheet:
Investment in oil and gas properties, net	$25,013,350	$1,495,000	$26,508,350
Total assets	32,620,446	1,495,000	34,115,446
Unamortized options issued for services	(6,846,864)	6,846,864	0
Additional paid-in capital	46,975,881	(10,306,865)	36,669,016
Accumulated Deficit	(7,821,672)	4,955,001	(2,866,671)
Total liabilities and stockholders’ equity	32,620,446	1,495,000	34,115,446

Operations

During the three months ended March 31, 2006, we had a loss of $822,412 as compared to a loss of $69,544 during the three months ended March 31, 2005. During the first quarter of 2006, there was no revenue and expenses from operations were $976,233. This included consulting services of $173,672, compensation to related party of $52,500, share based compensation of $433,002, investor relations expense of $89,915, professional fees of $96,069, directors fees of $53,400 and general and administrative expenses of $71,675. This compares to only general and administrative expense of $747,673 in 2005. The increase in operating expenses relates to the increased activities in the Company as we prepare to begin drilling our first well, Mubarek H-2 in the Arabian Gulf.

We also had other income of $153,819 which is primarily interest income arising from short term investments in United States Treasury Bills of the Company’s excess cash during the period. There was an interest expense of $2,000 in the three months ended March 31, 2005 due on short term promissory notes required as bridge financing to meet working capital requirements.

Cash flows from operating activities were a positive $438,125 during the three months ended March 31, 2006 as compared to a negative cash flow of $59,100 for the comparable period in 2005. The current positive cash flow arises from non-cash compensation of $975,000 to PARA and share based compensation of $433,002. This was increased by interest income of $157,579, but was reduced by an increase in prepaid expenses of $60,667 and a reduction in accrued liabilities of $84,973 in the three months ended March 31, 2006.

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

As mentioned above, we have paid the $25 million commitment regarding the two well program. This is initially recorded as “Advances on the oil and gas activities” in the Companies financial statements. On January 31, 2006 Buttes Gas and Oil Co commenced drilling operations at the Mubarek H-2 well, the first of Sky Petroleum’s two infill wells in the Mubarek Field. The Company follows the full cost method of accounting for its oil and gas operations whereby exploration and development expenditures are capitalized. Such costs may include geological and geophysical, drilling, equipment and technical consulting directly related to exploration and development activities. Costs related to unproved properties and major development projects may be excluded from costs subject to depletion until proved reserves have been determined or their value is impaired. As of March 31, 2006, the Company has estimated the drilling costs incurred to be $12,710,001, based on information received from the operator. In addition, technical consulting fees of $13,350 related to the oil and gas properties were capitalized. At March 31, 2006, a total of $12,723,351 of costs related to drilling and consulting costs were capitalized and moved to investment in oil and gas properties. These costs relate to the Mubarek Field project and are classified as unproved and will not yet be subject to depletion.

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

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, and Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company adopted SFAS No. 123 (R) in 2005. Share-based compensation totaled $433,002 and $0 for the three months ended March 31, 2006 and 2005, respectively.

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

In connection with this amendment to the Company’s Quarterly Report for the period ended March 31, 2006, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

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

This Quarterly Report on Form 10-QSB/A presents a restatement of the financial statements for the covered period. Such restatement was made necessary by the subsequently discovered material weakness in the Company’s internal control over financial reporting. For this reason, in reevaluating the adequacy of the Company’s disclosure controls and procedures as of the end of the period covered by this report, the CEO and CFO have determined that the Company’s disclosure controls and procedures were not adequate.

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

Material Weakness

During management’s evaluation of disclosure controls and procedures for its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, management identified the material weakness as the Company’s lack of sufficient, qualified accounting personnel who have the necessary U.S. GAAP, oil and gas accounting, stock based compensation and SEC reporting experience. At the end of the 2006 fiscal year, the Company recognized this weakness and began the process of searching for a qualified Chief Financial Officer. On February 5, 2007, the Company appointed Mike Churchill as Chief Financial Officer to the Company. Mr. Churchill has extensive U.S. GAAP experience, a B.B.A. in accounting from the University of Texas, Austin and has been a CPA in the State of Texas since 1972. The Company intends to seek additional consulting assistance during 2007 from qualified individuals with extensive oil and gas, stock based compensation, and SEC reporting skills to assist and supplement Mr. Churchill’s efforts in the remediation of this material weakness. The Company’s management, including the CEO and the CFO, believe that the hiring of Mr. Churchill, the expected hiring of qualified consultants during 2007, and the development of the Company’s internal controls over financial reporting will fully remediate this material weakness.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of May 15, 2006, there have been no material changes from risk factors as previously disclosed in the Company’s 2005 Form 10-KSB/A, filed April 10, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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