Form 10QSB/A
period 2006-09-30
SKY PETROLEUM, INC.
filed 2007-08-21
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      Yes    No.

Number of shares of issuer’s common stock outstanding at November 13, 2006:   46,571,485

Transitional Small Business format (check one):   Yes    No

INDEX

PART I – CONSOLIDATED FINANCIAL INFORMATION	Page No.(s)

Item 1.	Consolidated Financial Statements (unaudited)

Consolidated Balance Sheet as of September 30, 2006 (Restated)	1

Consolidated Statements of Operations for the three and nine months ended September 30, 2006 (Restated) and 2005 (Restated)	2

Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 (Restated) and 2005 (Restated)	3

Notes to Unaudited Consolidated Financial Statements	4

Item 2.	Plan of Operation	8

Item 3.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	17

Item 3.	Defaults Upon Senior Securities.	17

Item 4.	Submission of Matters to Vote of Security Holders.	17

Item 5.	Other Information	18

Item 6.	Exhibits	18

SIGNATURES	19

INTRODUCTORY NOTE

In relation to the Company’s disclosure in a Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 16, 2007, discussing the Company’s intention to restate its annual audited consolidated financial statements for the year 2005 and its quarterly unaudited consolidated financial statements for the quarterly periods for the fiscal years of 2005 and 2006, this amendment on Form 10-QSB/A amends the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006, as filed with the Securities and Exchange Commission on November 20, 2006.

This amended Quarterly Report reflects the restatement of the unaudited consolidated financial statements for the three months and nine months ended September 30, 2006. The effects of the restatement on the Consolidated Balance Sheet as of September 30, 2006 and the Consolidated Statements of Operations for the three months and nine months ended September 30, 2006 are presented in Note 9 – Restatement of 2006 Consolidated Financial Statements and in Item 2. Plan of Operation in Part I of this Form 10-QSB/A for the quarterly period ended September 30, 2006.

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

For a discussion of events and developments subsequent to September 30, 2006, see the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, which contains restated audited consolidated financial statements for fiscal years 2005 and 2006. See also the Company’s amended Quarterly Reports on Form 10-QSB/A for the quarterly periods ended March 31, 2006 and September 30, 2006 for restated unaudited consolidated financial statements for those periods. For a quarterly breakdown of the restatement of the 2005 financial statements, see the Company’s amended Quarterly Reports on Form 10-QSB/A for the quarterly periods ended June 30, 2005 and September 30, 2005. These amended Quarterly Reports are being filed concurrently with this amendment on Form 10-QSB/A.

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

PART I — FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

NOTE: These unaudited consolidated financial statements reflect the Company’s restatement of the nine month period ended September 30, 2006.

Sky Petroleum, Inc.

(an Exploration Stage Company)

Consolidated Balance Sheet

(Unaudited)

September 30, 2006 (Restated)
Assets

Cash and equivalents	$ 5,962,018
Accounts receivable, net of allowance of $0 (Note 4)	921,368
Prepaid expenses	26,067

Total current assets	6,909,453

Other assets:
Fixed assets, net	4,896
Deposits	1,825
Investment in oil and gas properties, net of depletion of $1,389,854 (Note 3)	25,105,146

Total Other Assets	25,111,867

Total Assets	$ 32,021,320

Liabilities and Stockholders’ Equity

Accrued liabilities	$ 295,219

Stockholders’ Equity:
Series A Preferred stock, $0.001 par value, 10,000,000
shares authorized, 3,055,556 shares issued and
outstanding (Note 5)	3,056
Common stock, $0.001 par value, 150,000,000
shares authorized, 46,571,485 shares issued and
outstanding	46,571
Additional paid-in capital	37,588,282
Cumulative translation adjustment	(1,088)
Accumulated deficit during development stage	(5,910,720)

Total Stockholders’ Equity	31,726,101

Total Liability and Stockholders’ Equity	$ 32,021,320

The Accompanying Notes are an Integral Part of These Financial Statements

Sky Petroleum, Inc.

(an Exploration Stage Company)

Consolidated Statement of Operations

(Unaudited)

	Three Months Ending September 30,		Nine Months Ending September 30,		August 22, 2002 (Inception) to
					September 30,
	2006 (Restated)	2005 (Restated)	2006 (Restated)	2005 (Restated)	2006 (Restated)

Revenue	$ 975,405	$ —	$ 975,405	$ —	$ 975,454

Expenses:
Lease operating expenses	58,085	---	58,085	---	58,085
Depletion and depreciation	1,390,459	---	1,390,672	---	1,390,672
Consulting services	202,525	161,225	616,752	302,905	1,061,738
Compensation - related party	52,500	15,000	157,500	45,500	282,007
Share based compensation	471,670	—	1,352,273	—	1,668,077
Investor relations	153,648	189,396	343,630	189,396	784,051
Professional fees	63,325	168,141	255,348	195,891	495,356
Director fees	47,500	—	158,080	—	158,080
General and administrative expenses	184,453	64,052	427,586	171,593	716,212

Total expenses	2,624,165	597,814	4,759,926	905,285	6,614,278

Net operating loss	(1,648,760)	(597,814)	(3,784,521)	(905,285)	(5,638,220)

Other income (expense)
Interest (expense)	—	(39,627)	—	(43,627)	(43,627)
Interest income	67,882	—	306,838	—	381,153
Cumulative translation adjustment	(821)	205	(3,782)	(29,280)	(31,922)

Net loss	$(1,581,699)	$ (637,236)	$(3,481,465)	$ (978,192)	$(5,333,220)

Dividends on Preferred Stock	192,500	—	577,500	—	577,500

Net loss applicable to common shareholders	$(1,774,200)	$ (637,236)	$(4,058,965)	$ (978,192)	$(5,910,720)

Net loss per share -
basic and fully diluted	$ (0.04)	$ (0.02)	$ (0.09)	$ (0.03)

Weighted average number of common shares outstanding - basic and fully diluted	46,571,485	31,227,770	46,503,639	28,744,319

The Accompanying Notes are an Integral Part of These Financial Statements

Sky Petroleum, Inc.

(an Exploration Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ending September 30,		August 22, 2002 (Inception) to
			September 30,
	2006 (Restated)	2005 (Restated)	2006 (Restated)

Cash flows from operating activities
Net loss	$(3,481,465)	$ (978,192)	$(5,333,220)
Share issued for consulting services	1,352,273	--	1,668,077
Shares issued for capitalized services	975,000	520,000	1,495,000
Depletion and Depreciation	1,390,672	—	1,390,672
Share-based interest payments	—	—	28,284
Adjustment to reconcile net loss to net cash
used by operations
Accounts receivable	(921,368)	---	(921,368)
Prepaid expenses	(26,067)	(30)	(26,027)
Deposits	(1,825)	(475)	(1,825)
Accrued expenses	132,795	61,309	295,219
Accrued interest	---	16,500	---

Net cash provided (used) by operating activities	(579,985)	(380,888)	(1,405,228)

Cash flows from investing activities
Purchase of fixed assets	(5,713)	—	(5,713)
Investment in oil and gas properties	(11,475,004)	(7,520,000)	(26,495,004)

Net cash used in investing activities	(11,480,717)	(7,520,000)	(26,500,717)

Cash flows from financing activities
Proceeds from notes payable	—	4,150,000	4,150,000
Payments on notes payable	—	4,150,000	(1,200,000)
Stock subscriptions	—	203,660	—
Cumulative translation adjustment	3,856	(3,710)	(1,088)
Preferred dividend	(577,500)	—	(577,500)
Issuance of preferred stock	—	9,873,160	9,873,160
Issuance of common stock	30,000	10,120,561	21,623,391

Net cash (used by) provided by financing activities	(543,644)	20,193,671	33,867,963

Net (decrease) increase in cash	(12,604,346)	12,292,783	5,962,018
Cash – beginning	18,566,364	6,542	—

Cash – ending	$ 5,962,018	$ 12,299,325	$ 5,962,018

Supplemental disclosures:
Interest Paid	$ --	$ 43,627	$ 43,627

Income taxes paid	--	--	--

Shares issued for capitalized services	$ 975,000	$ 520,000	$ 1,495,000

Number of shares issued for services	500,000	500,000	1,000,000

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

As of September 30, the Company has advanced a total of $25,000,000 to BGOI.

On May 18, 2005, the Company entered into a “Consulting Agreement” with Paraskevi Investment Company S.A. (“PARA”) whereby the Company has agreed to issue to PARA 1,000,000 shares of its common stock for services rendered in connection with the “Participation Agreement.” Pursuant to the Agreement, stock will be issued in 500,000 increments based on two milestones. The first issuance occurred upon signing of the aforementioned “Participation Agreement”. On February 7, 2006 the Company issued the remaining 500,000 shares valued at $975,000 to PARA pursuant to the Agreement as compensation for PARA’s performance obligation, which was capitalized as part of its investment in oil and gas properties.

Note 4 – Commitments

As discussed in Note 3 above, the Company has provided BGOI cash in the amount of $25,000,000, its total commitment for the drilling costs associated with its two oil wells located in the Arabian Gulf.

During the month of September 2006, the Company recorded a receivable in the amount of $917,320 representing its share of the current production in the H2 well pursuant to the Participation Agreement.

On May 18, 2005, the Company entered into a “Consulting Agreement” with Paraskevi Investment Company S.A. (“PARA”) whereby the Company has agreed to issue PARA 1,000,000 shares of its common stock for services rendered in connection with the “Participation Agreement.” Pursuant to the Agreement, stock will be issued in 500,000 increments based on two milestones. The first issuance of 500,000 shares of common stock occurred upon signing of the aforementioned “Participation Agreement”. On February 7, 2006 the Company issued the remaining 500,000 shares valued at $975,000 to PARA pursuant to the Agreement as compensation for PARA’s performance obligation, which was capitalized as part of its investment in oil and gas properties.

Note 5 — Stockholders’ Equity

On February 7, 2006, the Company issued the remaining 500,000 shares valued at $975,000 to PARA pursuant to the Participation Agreement as compensation for PARA’s performance obligation, which was capitalized as part of its investment in oil and gas properties.

Each share of Series “A” Preferred Stock is entitled to receive a dividend of 7% per annum prior and in preference to the Common Stock of the Company. The dividend began to accrue on December 30, 2005 and is payable quarterly thereafter. The dividend is cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series “A” Preferred Stock will be entitled to receive an amount equal to any accrued and unpaid dividend prior and in preference to any distributions to the holders of the Common Stock. Thereafter, the holders of the Series “A” Preferred Stock will be entitled to participate in distributions on an as converted to Common Stock basis. The Company paid dividends totaling $577,500 to the holders of the Series “A” Preferred Stock for the period ending September 30, 2006.

Note 6 — Stock Options

On May 20, 2006, the Company granted stock options to Mr. Nigel McCue, an officer of the Company, to purchase 200,000 shares of $0.001 par value common stock at a strike price of $1.00 per share pursuant to his employment agreement. The options will vest over a three-year period. The value of the options on the grant date using the Black-Scholes Model is $330,564.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.50 - 1.88 at September 30, 2006	4,383,333	5.75	$1.03	—	—

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2006	2005
Average risk-free interest rates	5.00%	4.45%
Average expected life (in years)	4.5	4.5
Volatility	88%	72%

The following is a summary of stock option activity for 2006:

	Number Of Shares	Weighted Average Exercise Price

Balance, December 31, 2005	4,450,000	$ 1.06
Options cancelled	(266,667)	.70
Options granted	200,000	1.00
Options exercised	—	—

Balance, September 30, 2006	4,383,333	1.03

Exercisable, September 30, 2006	266,666	$ 1.09

Note 7 — Change in Accounting Policy – Accounting for Investment in Oil and Gas Properties

During the fourth quarter 2006, the Company changed its accounting for investments in oil and gas activities from a “cost recovery” approach to the “full cost” method. In accordance with SFAS No. 154, “Accounting Changes and Corrections of Accounting Errors — A Replacement of Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3”, changes in accounting policy should be made through retrospective application of the new policy to all prior periods presented. Therefore, operating results for 2006 have been restated to reflect this change.

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

Note 8 — Income Taxes

For the periods ended September 30, 2006 and 2005, the Company had a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2006, the Company has accumulated operating losses totaling approximately $5.3 million. The net operating loss carryforwards will begin to expire in 2019 if not utilized. The Company has recorded net operating losses in each year since its inception through September 30, 2006. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at September 30, 2006 and 2005.

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

A reconciliation between the income tax benefit determined by applying the applicable Federal and state statutory income tax rate to the pre-tax loss is as follows for the period indicated:

	Year Ended September 30,

	2006	2005

Tax benefit at statutory income tax rate	$(1,218,513)	$(342,367)
Change in valuation allowance	1,218,513	342,367

Tax benefit reported	$—	$—

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

The following table presents the effect of the restatements made to the Company’s previously reported consolidated statement of operations for the period ending September 30, 2005 and its consolidated balance sheet at September 30, 2005:

	For the nine months ended September 30, 2006

	Previously Reported	Adjustments	Restated

Consolidated Statement of Operations:
Share based compensation	$520,000	$(520,000)	$0
Offering expenses	1,952,571	(1,952,571)	0
Net operating loss	(3,377,856)	2,472,571	(905,285)
Net loss	(3,450,763)	2,472,571	(978,192)
Net loss per share, basic and fully diluted	(.12	0.09	(.03)

	As of September 30, 2006

	Previously Reported	Adjustments	Restated

Consolidated Balance sheet:
Investment in oil and gas properties, net	$7,000,000	$520,000	$7,520,000
Total assets	19,299,829	520,000	19,819,829
Additional paid-in capital	22,470,178	1,952,571	20,517,607
Accumulated Deficit	(3,481,222)	2,472,571	(1,008,651)
Total liabilities and stockholders’ equity	19,299,829	520,000	19,819,829

	Recap of Adjustment by Quarter for 2005

	First Quarter 2005	Second Quarter 2005	Third Quarter 2005	Fourth Quarter 2005

Investment in oil and gas properties	—	520,000	—	—
Offering expenses
Preferred Stock offering	—	—	1,126,840	—
Common Stock offering	—	—	825,731	1,569,505
Share based compensation	—	—	—	680,211

Total	—	520,000	1,952,571	2,249,716

ITEM 2.	PLAN OF OPERATION.

NOTE: Certain parts of the following Item 2. Plan of Operation reflect the effects of the restatement of our unaudited consolidated financial statements for the period ended September 30, 2006. For more information see the section heading “Change in Accounting Policy and Restatement of 2006 Consolidated Financial Statements” and review the Introductory Note to this amended Quarterly Report on Form 10-QSB/A. Apart from revisions relating to changed financial data from the restatement, as described above, this Item 2 has not been revised for new events and developments occuring after the original filing date of November 20, 2006. Please see the Company’s subsequently filed Current Reports, Quarterly Reports, and Annual Reports, as filed with the Securities and Exchange Commission, for a discussion of events occurring subsequent to this Quarterly Report on Form 10-QSB/A.

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

The strategic overview of Sky Petroleum is as follows:

•	To identify opportunities to participate in oil and gas projects in the Middle East and North Africa through strategic participation agreements, farm-ins or joint ventures.

•	To focus initially on lower risk development or exploitation projects in areas with known oil or natural gas reserves / production and infrastructure.

•	To participate as a non-operator on projects with working operators with experience in a specific region.

•	To raise sufficient capital to fund our operations and to establish ongoing production revenue.

Our plan of operation includes the following goals during the next twelve months:

•	Fund two wells in Mubarek Field in United Arab Emirates to be drilled by BGOI. (completed)

•	Evaluate new farm-in / joint venture opportunities in the Middle East or North Africa.

•	First production from the Mubarek Field is expected (begun in third quarter of 2006).

•	Evaluate additional infill drilling locations in Mubarek Field.

•	Negotiate an agreement with BGOI on Sir Abu Nu’Ayr project and fund a work program.

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

Change in Accounting Principle and Restatement of 2006 Consolidated Financial Statements

During the fourth quarter 2006, the Company changed its accounting for investments in oil and gas activities from a “cost recovery” approach back to the “full cost” method. In accordance with SFAS No. 154, “Accounting Changes and Corrections of Accounting Errors — A Replacement of Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3”, changes in accounting policy should be made through retrospective application of the new policy to all prior periods presented. Therefore, the operating results for 2006 have been restated.

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

We intend to specifically amend our previously filed Annual Report on Form 10-KSB for the year ended December 31, 2005 and previously filed Quarterly Reports on Form 10-QSB for each of the quarters for the years ended 2005 and 2006 as soon as practicable.

	For the nine months ended September 30, 2006
	Previously Reported	Adjustments	Restated
Consolidated Statement of Operations:
Share based compensation	$520,000	$(520,000)	$0
Offering expenses	1,952,571	(1,952,571)	0
Net operating loss	(3,377,856)	2,472,571	(905,285)
Net loss	(3,450,763)	2,472,571	(978,192)
Net loss per share, basic and fully diluted	(.12)	0.09	(.03)

	As of September 30, 2006
	Previously Reported	Adjustments	Restated
Consolidated Balance sheet:
Investment in oil and gas properties, net	$7,000,000	$520,000	$7,520,000
Total assets	19,299,829	520,000	19,819,829
Additional paid-in capital	22,470,178	1,952,571	20,517,607
Accumulated Deficit	(3,481,222)	2,472,571	(1,008,651)
Total liabilities and stockholders’ equity	19,299,829	520,000	19,819,829

	Recap of Adjustment by Quarter for 2005
	First Quarter 2005	Second Quarter 2005	Third Quarter 2005	Fourth Quarter 2005
Investment in oil and gas properties	---	520,000	---	---
Offering expenses
Preferred Stock offering	---	---	1,126,840	---
Common Stock offering	---	---	825,731	1,569,505
Share based compensation	---	---	---	680,211
Total		520,000	1,952,571	2,249,716

Comparison of 2006 Statement of Operations to 2005 Restated Statement of Operations

During the period ended September 30, 2006, we had a net operating loss of $3,784,521 as compared to a net operating loss of $905,285 during the period ended September 30, 2005. The increase in operating loss was due mainly to increased expenses relating to our initial results from the drilling of the first well at Mubarek under our Participation Agreement. During 2006, the Company earned oil revenues of $975,405 (compared to $nil in 2005) and expenses from operations were $4,759,926 (compared to $905,285 in 2005). The increase in revenues in 2006 was due to the initial oil production from the first Mubarek well. Expenses during 2006 (compared to expenses during 2005) included lease operating expense of $58,085 ($nil), depletion and depreciation of $1,390,672 ($nil), consulting services of $616,752 ($ 302,905), share based compensation of $1,352,273 ($nil in 2005), related party compensation expenses of $157,500 ($45,500), and general and administrative expenses of $427,586 ($171,593). The increase in lease operating expense and depletion and depreciation related exclusively to the initial oil production from the first Mubarek H2 well during 2006. The increase in share based compensation in 2006 was because the majority of the stock options were issued late in 2005 and few of them had any significant vesting during 2005 as compared to nine months of vesting and the related amortization expense for vested stock options during 2006.

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

ITEM 3.          CONTROLS AND PROCEDURES

NOTE: This Item 3. Controls and Procedures has been updated to reflect the restatement of the Company’s 2005 and 2006 financial statements, as discussed above in the Introductory Note and in Item 2 under the section heading “Change in Accounting Policy Restatement of 2006 Consolidated Financial Statements.”

In connection with this amendment to the Company’s Quarterly Report for the period ended September 30, 2006, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

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

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Number	Description
18.1(1)	Letter from Beckstead & Watts LLP dated November 20, 2006 Regarding Change in Accounting Principles
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Previously filed with the Securities and Exchange Commission on the Company’s 10-QSB dated November 20, 2006.

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