Form 10QSB
period 2007-09-30
SKY PETROLEUM, INC.
filed 2007-12-20
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-99455

Sky Petroleum Inc.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	32-0027992
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Congress Avenue, Suite 1540
Austin Texas	78701
(Address of Principal Executive Offices)	(Zip Code)

(512) 687-3427
(Registrant’s Telephone Number, including Area Code)

____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes    ☒ No

Number of shares of issuer’s common stock outstanding at December 19, 2007: 58,793,709

Transitional Small Business format (check one): ☐ Yes    ☒ No

The Company’s consolidated financial statements for the period ended September 30, 2007, as contained in this Form 10-QSB, including the Company’s Consolidated Balance Sheet as at September 30, 2007 and the Company’s Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2007 and 2006, include entries that result from a restatement of the Company’s consolidated financial statements for prior periods. The restatement of certain items in these consolidated financials statements results from several accounting errors discovered by the Company during its review of the Company’s consolidated financial statements for the current period. These accounting errors, which are described in more detail in Note 2 to the consolidated financial statements presented herein, include (i) an error in following the Company’s revenue recognition criteria, (ii) an error in calculating depletion and (iii) an error in recording stock based compensation for cancelled options.

As a result of these errors, the Company’s board of directors and audit committee have determined that the following consolidated financial statements of the Company should not be relied upon and will be restated by the Company: (1) the Company’s consolidated financial statements for the period ended September 30, 2006 contained in the Company’s Form 10-QSB as filed with the Securities and Exchange Commission (the “SEC”) on November 20, 2006, as amended August 21, 2007, (2) the Company’s audited consolidated financial statements for the year ended December 31, 2006 contained in the Company’s Form 10-KSB filed with the SEC on May 16, 2007, (3) the Company’s consolidated financial statements for the period ended March 31, 2007 contained in the Company’s Form 10-QSB filed with the SEC on May 21, 2007, as amended May 29, 2007, and (4) the Company’s consolidated financial statements for the period ended June 30, 2007 contained in the Company’s Form 10-QSB as filed with the SEC on August 20, 2007. For more information regarding the restatement of these financial statements please review the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2007.

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Sky Petroleum, Inc.
Consolidated Balance Sheet
As of September 30, 2007
(Unaudited)

Assets
Cash and equivalents	$6,022,347
Accounts receivable, net of allowance of $0	7,843
Inventory - oil in storage	22,195
Prepaid expenses	21,208

Total Current Assets	6,073,593

Other Assets:
Fixed assets, net	3,900
Deposits	4,209
Investment in non-affiliated entity (Note 5)	1,000,000
Investment in oil and gas properties, net of accumulated depletion of $4,808,670 (Note 4)	16,582,383

Total Other Assets	17,590,492

Total Assets	$23,664,085

Liabilities and Stockholders’ Equity
Accrued liabilities	$179,644

Total Current Liabilities	179,644

Commitments and contingencies (Note 5)

Stockholders’ Equity:
Common stock, $0.001 par value, 150,000,000
shares authorized, 58,793,709 shares issued and
outstanding (Note 3)	58,794
Additional paid-in capital	39,387,613
Cumulative translation adjustment	(1,088)
Accumulated deficit	(15,960,878)

Total Stockholders’ Equity	23,484,441

Total Liabilities and Stockholders’ Equity	$23,664,085

The accompanying notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		Restated (Note 2)		Restated (Note 2)

Revenue	$950,417	$615,017	$2,184,399	$615,017

Expenses:
Lease operating expenses	39,105	39,957	121,887	39,957
Depletion and depreciation (Note 4)	280,492	1,390,459	1,197,693	1,390,672
Consulting services	189,408	202,525	689,249	616,752
Compensation - related party	52,500	52,500	157,500	157,500
Share-based compensation (Note 2)	438,324	471,670	1,322,162	1,352,273
Investor relations	44,131	153,648	216,842	343,630
Professional fees	95,831	63,325	295,822	255,348
Director fees	105,450	47,500	206,250	158,080
General and administrative expenses	144,206	184,453	389,977	427,586

Total expenses	1,389,447	2,606,037	4,597,382	4,741,798

Net operating loss	(439,030)	(1,991,020)	(2,412,983)	(4,126,781)

Other income (expense)

Interest income	59,734	67,882	201,747	306,838
Cumulative translation adjustments	—	(821)	—	(3,782)

Net loss	$(379,296)	$(1,923,959)	$(2,211,236)	$(3,823,725)

Dividends on Preferred Stock	—	(192,500)	(192,500)	(577,500)
Net loss applicable to common stockholders
	$(379,296)	$(2,116,459)	$(2,403,736)	$(4,401,225)

Net loss per share basic and fully diluted	$(0.01)	$(0.05)	$(0.04)	$(0.09)

Weighted average number of common shares outstanding - basic and fully diluted	58,793,709	46,571,485	53,913,773	46,503,639

The accompanying notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
		Restated
Cash flows from operating activities
Net loss	$(2,211,236)	$(3,823,725)
Share-based compensation (Note 2)	1,322,162	1,352,273
Shares issued for capitalized services (Note 3)	—	975,000
Depletion and depreciation (Note 4)	1,197,693	1,390,672
Adjustment to reconcile net loss to net cash
used by operations -
Accounts receivable	1,128,864	(560,980)
Prepaid expenses	(8,541)	(26,067)
Deposits	(143)	(1,825)
Accrued expenses	43,866	132,795
Inventory - oil in storage	—	(18,128)

Net cash provided (used) by operating activities	1,472,665	(579,985)

Cash flows from investing activities
Purchase of fixed assets	—	(5,713)
Investment in non-affiliated entity (Note 5)	(1,000,000)	—
Investment in oil and gas properties (Note 4)	(68,581)	(11,475,004)

Net cash used in investing activities	(1,068,581)	(11,480,717)

Cash flows from financing activities
Cumulative translation adjustment	—	3,856
Preferred dividend (Note 3)	(192,500)	(577,500)
Issuance of common stock (Note 3)	—	30,000

Net cash used in financing activities	(192,500)	(543,644)

Net (decrease) increase in cash	211,584	(12,604,346)
Cash - beginning	5,810,763	18,566,364

Cash - ending	$6,022,347	$5,962,018

Supplemental disclosures:
Interest paid	$—	$—

Income taxes paid	$—	$—

Preferred stock redeemed (Note 3)	$3,056	$—

Common stock issued for preferred redemption (Note 3)	$12,223	$—

Shares issued for capitalized services	$—	$975,000

Number of shares issued for capitalized services	—	500,000

The accompanying notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Notes to Consolidated Financial Statements

Note 1 - Description of Business - Nature of Operations and Basis of Presentation

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

Note 2 - Restatement of the Consolidated Financial Statements

In the fourth quarter of 2007, management determined that previously issued consolidated financial statements require restatement of certain amounts and balances presented as a result of the following (i) an error in following the Company’s revenue recognition criteria, (ii) an error in calculating depletion and (iii) an error in recording stock based compensation for cancelled options. As a result of these errors, the Company’s board of directors and audit committee have determined that the following consolidated financial statements of the Company should not be relied upon and will be restated by the Company: (1) the Company’s unaudited consolidated financial statements for the period ended September 30, 2006 (2) the Company’s audited consolidated financial statements for the year ended December 31, 2006 (3) the Company’s unaudited consolidated financial statements for the period ended March 31, 2007 and (4) the Company’s unaudited consolidated financial statements for the period ended June 30, 2007.

During preparation of the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2006, the Company’s management, in conjunction with BDO Patel and Al Saleh (“BDO Patel”), the Company’s previous independent registered public accounting firm, determined that certain errors existed in our previously issued audited consolidated financial statements for the fiscal year ended December 31, 2005. The errors related to (i) the improper expensing, as share based compensation, of the value of common shares issued to Paraskevi Investment Company S.A., in relation to our May 18, 2005 Compensation Agreement with Paraskevi, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by Paraskevi, (ii) errors made in various valuation assumptions used in the calculation of share based compensation associated with stock options issued in 2005, and (iii) amounts shown as offering expenses that should have been netted against offering proceeds.

The following tables present the effect of the restatements made to the Company’s previously reported consolidated statements of operations for the three and nine months ending September 30, 2006:

	For the nine months ended September 30, 2006
	Previously Reported	Adjustments	Restated
Consolidated Statement of Operations:
Revenue	—	$615,017	$615,017
Lease operating expenses	—	39,957	39,957
Depletion and depreciation	818	1,389,854	1,390,672
Share based compensation	2,577,252	(1,224,979)	1,352,273
Consulting services	383,226	233,526	616,752
Compensation - related party	391,026	(233,526)	157,500

Net operating loss	(4,536,966)	410,185	(4,126,781)
Net loss	(4,233,910)	410,185	(3,823,725)
Net loss applicable to common shareholders	—	410,185	(4,401,225)
Net loss per share, basic and fully diluted	(0.09)	0.00	(0.09)

	For the three months ended September 30, 2006
	Previously Reported	Adjustments	Restated
Consolidated Statement of Operations:
Revenue	$—	$615,017	$615,017
Lease operating expenses	—	39,957	39,957
Depletion and depreciation	604	1,389,854	1,390,458
Share based compensation	695,768	(224,098)	471,670
Consulting services	159,615	42,910	202,525
Compensation - related party	95,410	(42,910)	52,500

Net operating loss	(1,400,230)	(342,354)	(1,991,020)
Net loss	(1,333,266)	(342,257)	(1,923,959)
Net loss applicable to common shareholders	—	(342,257)	(2,116,459)
Net loss per share, basic and fully diluted	(0.03)	0.02	(0.05)

Note 3 - Stockholders’ Equity

Shares Issued for Capitalized Services

On February 7, 2006, the Company issued 500,000 of common shares valued at $975,000 to Paraskevi Investments, S.A. (PARA) pursuant to the Participation Agreement as compensation for PARA’s performance obligation. The Company has capitalized this payment to investment in oil and gas properties.

Preferred Stock

Each share of Series “A” Preferred Stock is entitled to receive a dividend of 7% per annum prior and in preference to the Common Stock of the Company. The dividends began to accrue on December 30, 2005, and were payable quarterly thereafter. The dividend was cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series “A” Preferred Stock are entitled to receive an amount equal to any accrued and unpaid dividend prior and in preference to any distributions to the holders of the Common Stock. Thereafter, the holders of the Series “A” Preferred Stock are entitled to participate in distributions on an as converted to Common Stock basis. The Company paid dividends totaling $192,500 and $577,500 to the holders of the Series “A” Preferred Stock for the nine months ended September 30, 2007 and 2006. On April 20, 2007, the Company issued 12,222,224 shares of common stock upon the conversion of all 3,055,556 shares of Series A Preferred Stock. The Company is no longer obligated to make dividend payments on any Series A Preferred Stock.

Note 4 - Investment in Oil and Gas Properties

On May 18, 2005, the Company entered into a “Participation Agreement” with Buttes whereby the Company was to provide cash in the amount of $25,000,000, to be used for drilling costs associated with two oil wells located in the Arabian Gulf in exchange for a variable percentage of future production revenue. Pursuant to the Agreement, the Company provided capital to Buttes in developmental increments and the Company completed funding its $25,000,000 commitment during 2006. Upon commencement of production, which occurred in May 2006, the Company received a preferred 75% of combined production revenue until such time as the Company has recouped its total investment and thereafter an incremental decrease of production revenue to 40% until the Company has recouped two times its initial investment and thereafter at 9.2%. The Company’s operating costs are capped at $3.00 per barrel and royalty fees are 14.5% of gross production revenues under the Participation Agreement.

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

 As of September 30, 2007, the Company’s investment in oil and gas properties was comprised of the following:

Unevaluated Properties-
Mubarek K2 Well	$13,114,444
Evaluated Properties-
Mubarek H2 Well	13,457,501
Accumulated Costs	26,571,945

Accumulated Depletion	(4,808,670)

Impairment Expense	(5,180,892)

Total	$16,582,383

As of September 30, 2007, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 well of $13,457,501 and pre-advanced drilling costs for the Mubarek K2 well of $13,114,444. Based on the December 31, 2006 reserve report prepared by ESG, an entity considered to be an affiliate of the Company due to a mutual officer and director having ownership in ESG, proven developed reserves, net to the Company’s interest were 200,860 barrels of oil. During the nine months ended September 30, 2007, 32,635 barrels of oil net to the Company’s interest were produced from the Mubarek H2 well, resulting in depletion expense of $1,196,322 being recorded for the first nine months of 2007.

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

Note 6 - Recently Announced Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit. We adopted FIN 48 as of January 1, 2007 and there was no material impact. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. The implementation of FAS 159 is not expected to have a material impact on our results of operations or financial position. The Company does not anticipate early adoption of FAS 159 for the current fiscal year ending December 31, 2007.

Note 7 - Stock Options

Shares	Number of options	Weighted average exercise price

Outstanding at January 1, 2007	4,183,333	$1.07
Granted	—	—
Cancelled	(133,334)	1.00
Exercised	—	—

Outstanding at September 30, 2007	4,049,999	$1.04

There were no stock options granted or exercised during the nine months ended September 30, 2007. The Company cancelled 133,334 unvested stock options in May 2007.

The following table summarizes information about stock options as at September 30, 2007:

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.50 - 1.88 at September 30, 2007	4,049,999	5.39	$1.04	1,816,661	1.06

The total unrecognized stock based compensation related to non-vested options of $1,733,404 will be recognized over the remaining weighted average vesting period of 0.58 years.

Note 8 - Income Taxes

For the nine months ended September 30, 2007 and 2006, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2007, the Company has accumulated operating losses totaling approximately $16 million. The net operating loss carryforwards will begin to expire in 2019 if not utilized. The Company has recorded net operating losses in each year since its inception through September 30, 2007. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at September 30, 2007 and 2006.

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

The extent of the Company’s U.S. operations is limited to its corporate finance, corporate governance, and investor relations functions as well as professional fees paid to U.S. based attorneys and accountants and other consultants. The total of these U.S. based expenditures during the first nine months was approximately $326,910 in 2007 and $535,000 in 2006.

A reconciliation between the income tax benefit determined by applying the applicable Federal and state statutory income tax rate to the pre-tax loss is as follows for the period indicated:

	Nine Months Ended September 30,
	2007	2006
Tax benefit at statutory income tax rate	$(773,933)	$(1,338,304)
Change in valuation allowance	773,933	1,338,304

Tax benefit reported	$—	$—

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

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of approximately 105,700 gross barrels as of September 30, 2007. During the third quarter of 2007, the Mubarek H2 well produced approximately 10,186 gross barrels and averaged between 87 to 124 bopd. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

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

On September 20, 2007, Crescent, the operator of the Mubarek Field, informed us that the Mubarek K2 ST3 well was currently drilling at a depth of approximately 10,500 feet. The Rani Woro drilling rig successfully cleaned out the casing on the existing K2 well and milled a window in the original 95/8” casing at a depth of 8,974 feet.

Crescent subsequently ran a 7” liner and in the process of drilling out the 7” liner the drill string became stuck. Following several attempts to free the drill string Crescent made the decision to abandon the stuck drill string in the hole and drill a new sidetrack from the 7” liner, which now designates the well as K2 ST4.

On October 4, 2007 Crescent reported that the well was drilled to a total depth of 13,528 feet into the Ilam oil reservoir, and had subsequently been stimulated with acid and put on production with gas lift from the Ilam reservoir. After initial tests, the well was flowing at 742 bopd.

During the third quarter of 2007, the Mubarek K2-ST4 well produced approximately 5,703 barrels and averaged between 617 to 744 bopd. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

We may not be able to stabilize production from the first or second wells and production could drop below current rates due to the unstable nature of the wells. Other wells in which we may participate in this area may likewise suffer from similar instabilities and inconsistency in production.

The Company is evaluating a further well development program.

Other Projects

We have acquired a minority stake in the development of an oilfield in the Komi Republic of the Russian Federation by acquiring a 3.9% interest in Pechora Energy through its UK parent company, Concorde Oil & Gas Plc. (“Concorde”). This acquisition is essentially a carried interest as the Company will not be required to contribute additional funds as Concorde intends to fund the field development through debt and production revenues rather than further shareholder equity. Pechora Energy holds the production license for the Luzskoye field in the Komi Republic, where it is carrying out appraisal drilling on the field. Production has increased as a result of drilling these new wells and through the work-over existing wells. The reserves and final development plan will be determined following the results of the current appraisal drilling program. The Company also has the right to participate in any other acquisitions Concorde makes in the Timan Pechora Basin.

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

As the Company has sufficient working capital, our goal during the next twelve months ending September 30, 2008 is to assess and obtain additional joint venture opportunities in new regions.

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

The variances in comparable financial and operating results for the three and nine months ended September 30, 2007 versus the same periods in 2006 may appear disproportionate because of increased drilling and production activities in 2007.

Operations

Restatement of 2006 Consolidated Financial Statements

In the fourth quarter of 2007, management has determined that previously issued consolidated financial statements require restatement of certain amounts and balances presented as a result of the following (i) an error in following the Company’s revenue recognition criteria, (ii) an error in calculating depletion and (iii) an error in recording stock based compensation for cancelled options. As a result of these errors, the Company’s board of directors and audit committee have determined that the following consolidated financial statements of the Company should not be relied upon and will be restated by the Company: (1) the Company’s consolidated financial statements for the period ended September 30, 2006 (2) the Company’s audited consolidated financial statements for the year ended December 31, 2006 (3) the Company’s unaudited consolidated financial statements for the period ended March 31, 2007 and (4) the Company’s unaudited consolidated financial statements for the period ended June 30, 2007.

During preparation of the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2006, the Company’s management, in conjunction with BDO Patel and Al Saleh (“BDO Patel”), the Company’s previous independent registered public accounting firm, determined that certain errors existed in our previously issued audited consolidated financial statements for the fiscal year ended December 31, 2005. The errors related to (i) the improper expensing, as share based compensation, of the value of common shares issued to Paraskevi Investment Company S.A., in relation to our May 18, 2005 Compensation Agreement with Paraskevi, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by Paraskevi, (ii) errors made in various valuation assumptions used in the calculation of share based compensation associated with stock options issued in 2005, and (iii) amounts shown as offering expenses that should have been netted against offering proceeds.

The following tables present the effect of the restatements made to the Company’s previously reported consolidated statements of operations for the three and nine months ending September 30, 2006:

	For the nine months ended September 30, 2006
	Previously Reported	Adjustments	Restated
Consolidated Statement of Operations:
Revenue	—	$615,017	$615,017
Lease operating expenses	—	39,957	39,957
Depletion and depreciation	818	1,389,854	1,390,672
Share based compensation	2,577,252	(1,224,979)	1,352,273
Consulting services	383,226	233,526	616,752
Compensation - related party	391,026	(233,526)	157,500

Net operating loss	(4,536,966)	410,185	(4,126,781)
Net loss	(4,233,910)	410,185	(3,823,725)
Net loss applicable to common shareholders	—	410,185	(4,401,225)
Net loss per share, basic and fully diluted	(0.09)	0.00	(0.09)

	For the three months ended September 30, 2006
	Previously Reported	Adjustments	Restated
Consolidated Statement of Operations:
Revenue	—	$615,017	$615,017
Lease operating expenses	—	39,957	39,957
Depletion and depreciation	604	1,389,854	1,390,458
Share based compensation	695,768	(224,098)	471,670
Consulting services	159,615	42,910	202,525
Compensation - related party	95,410	(42,910)	52,500

Net operating loss	(1,400,230)	(342,354)	(1,991,020)
Net loss	(1,333,266)	(342,257)	(1,923,959)
Net loss applicable to common shareholders	—	(342,257)	(2,116,459)
Net loss per share, basic and fully diluted	(0.03)	0.02	(0.05)

Comparison of the three months ended September 30, 2007 with the three months ended September 30, 2006

For the three months ended September 30, 2007, we had a net loss of $379,296 as compared to a net loss of $1,923,959 for the three months ended September 30, 2006. We had revenue of $950,417 during the third quarter of 2007 representing oil sales from the Mubarek H2 well compared to $615,017 in the same quarter of 2006. The decrease in net loss resulted from a 47% decrease in operating expenses, from $2,606,037 during the third quarter of 2006 to $1,389,447 during the third quarter of 2007.

Operating expenses were lower in the third quarter of 2007 as compared with the third quarter of 2006 largely as a result of a lower calculated depletion rate after the impairment adjustment at December 31, 2006. The primary contributors to decreased expenses were depletion and depreciation expense of $280,492 for the three months ended September 30, 2007 as compared to a $1,390,459 for the three months ended September 30, 2006.

Excluding depletion, expenses for the third quarter of 2007 were down $106,623 or approximately 9% as compared to the same quarter in 2006 primarily due to lower investor relation expense. Included in expense is share-based compensation of $438,324 as compared to $471,670 for the third quarter of 2006; consulting services of $189,408 compared to $202,525, respectively; investor relations expenses of $44,131 compared to $153,648, respectively; professional fees of $95,831 compared to $63,325, respectively; directors fees of $105,450 compared to $47,500, respectively; and general and administrative expenses of $144,206 compared to $184,453, respectively. Related party compensation expenses totaling $52,500 were the same in both periods.

Additionally, we had less interest income during the three months ended September 30, 2007, $59,734, as compared to the three months ended September 30, 2006, $67,882. This other income is primarily interest income arising from short-term investments of the Company’s excess cash during the period which decreased between 2006 and 2007 as funds were used in the drilling activities.

Comparison of the nine months ended September 30, 2007 with the nine months ended September 30, 2006

A similar comparison is present between the nine months ended September 30, 2007 and the nine months ended September 30, 2006. For the nine months ended September 30, 2007, we had a net loss of $2,211,236 as compared to a loss of $3,823,725 for the nine months ended September 30, 2006. We had revenue of $2,184,399 during the first three quarters of 2007, from oil sales from the Mubarek H2 well, as compared to $615,017 during the first three quarters of 2006. Operating expenses were down slightly in the comparable period with expenses of $4,597,382 for the nine months ended September 30, 2007 compared to $4,741,798 for the nine months ended September 30, 2006.

Depletion and depreciation expense of $1,197,693 for the nine months ended September 30, 2007 was down slightly as compared to $1,390,672 for the nine months ended September 30, 2006, whereas lease operating expenses of $121,887 for the nine months ended September 30, 2007 was higher as compared to $39,957 for the nine months ended September 30, 2006.

Excluding lease operating and depletion and depreciation expense, remaining expenses for the first three quarters of 2007 decreased slightly as compared to the same quarter in 2006. Included in expense is share-based compensation of $1,322,162 as compared to $1,352,273 for the first three quarters of 2006; consulting services of $689,249 compared to $616,752, respectively; investor relations expenses of $216,842 compared to $343,630, respectively; professional fees of $295,822 compared to $255,348, respectively; directors fees of $206,250 compared to $158,080, respectively; and general and administrative expenses of $389,977 compared to $427,586, respectively. Related party expenses totaling $157,500 were the same in both periods.

Additionally, we had less interest income during the nine months ended September 30, 2007 of $201,747 as compared to the nine months ended September 30, 2006 of $306,838. This other income is primarily interest income arising from short-term investments of the Company’s excess cash during the period which decreased between 2006 and 2007 as funds were used in drilling activities.

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

As of September 30, 2007, we had current assets of $6,073,593 including cash and cash equivalents of $6,022,347. As of September 30, 2007, we had current liabilities of $179,644. We had net working capital of $5,893,949 as of September 30, 2007. Cash flows provided by operating activities were $1,472,665 during the nine months ended September 30, 2007, as compared to cash used in operations of $579,985 for the same period in 2006. The increase in cash flow from operating activities resulted mainly from crude oil sales of $2,184,399 as compared to $615,017 for the same period in 2006. We used cash in investing activities of $1,068,581 during the nine month period ended September 30, 2007, as compared to $11,480,717 in the same period of 2006. The Company made a $1,000,000 investment in Pechora Energy, a non-affiliated entity in March 2007 as compared to completion of the funding of the drilling commitment to Buttes in the first nine months of 2006. We paid $577,500 in preferred stock dividends in the first three quarters of 2006 versus $192,500 in the three quarters of 2007, because the Series A preferred stock was converted to common stock in April 2007.

We did not receive any proceeds from the issuance of common stock during the nine months ended September 30, 2007 as compared to $30,000 during the same period in 2006. Total cash increased to $6,022,347 at September 30, 2007 compared to $5,962,018 at September 30, 2006. We had a net increase in cash as we had received revenue from Mubarek H2 oil sales that offset cash expenditures during the first nine months of 2007.

As mentioned above, we have paid the $25 million commitment regarding the two well program. This is initially recorded as “Investment in the oil and gas properties” in our financial statements. On January 31, 2006, Butte Gas and Oil Co. commenced drilling operations at the Mubarek H2, the first of Sky Petroleum’s two infill wells on in the Mubarek Field. As of September 30, 2007, our total investment in oil and gas properties was $26,571,945.

We had an obligation to pay dividends to the holders of the Series A Preferred Stock. The dividend is 7% per annum on the balance of $11,000,000 proceeds from shares issued. We paid dividends to the Series A Preferred Stock holder of $192,500 for the nine months ended September 30, 2007 and $577,500 for the nine months ended September 30, 2006. On April 20 2007, we issued 12,222,224 shares of common stock upon the conversion of all 3,055,556 shares of Series A Preferred Stock. The Company is no longer obligated to make dividend payments on any Series A Preferred Stock.

As of September 30, 2007, the Mubarek H2 well has produced a total of approximately 105,700 gross barrels of crude oil since it was completed in the second quarter of 2006. During the third quarter of 2007, the Mubarek H2 well produced approximately 10,186 gross barrels and averaged between 87 to 124 bopd. During the third quarter of 2007, the Mubarek K2-ST4 well commenced initial production averaging between 617 to 744 bopd totaling approximately 5,703 barrels. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2007.The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses, accounts payable and dividends payable. Fair values were assumed to approximate carrying values for cash, prepaid expenses and payables because they are short term in nature and their carrying amounts approximate fair values as they are payable on demand.

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

Revenue Recognition

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

Recent Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of deficit. We adopted FIN 48 as of January 1, 2007 and there was no material impact. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. The implementation of FAS 159 is not expected to have a material impact on our results of operations or financial position. The Company does not anticipate early adoption of FAS 159 for the current fiscal year ending December 31, 2007.

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-KSB.

Item 3. Disclosure Controls and Procedures

Disclosure Controls and Procedures

At the end of the quarter covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule15d - 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

In management’s review of financial information required to be reported in this report on Form 10-QSB, management determined that a material weakness existed in the Company’s internal control over financial reporting, which resulted in management determining that accounting errors were made in the Company’s consolidated financial reports as filed with the Securities and Exchange Commission for prior reporting periods. These accounting errors, which are more fully described in Note 2 to the financial statements included in this report, include (i) an error in following the Company’s revenue recognition criteria, (ii) an error in calculating depletion and (iii) an error in recording stock based compensation for cancelled options. As a result of these errors, the Company’s board of directors and audit committee have determined that the following consolidated financial statements of the Company should not be relied upon and will be restated by the Company: (1) the Company’s consolidated financial statements for the period ended September 30, 2006 contained in the Company’s Form 10-QSB as filed with the Securities and Exchange Commission (the “SEC”) on November 20, 2006, as amended August 21, 2007, (2) the Company’s audited consolidated financial statements for the year ended December 31, 2006 contained in the Company’s Form 10-KSB filed with the SEC on May 16, 2007, (3) the Company’s consolidated financial statements for the period ended March 31, 2007 contained in the Company’s Form 10-QSB filed with the SEC on May 21, 2007, as amended May 29, 2007, and (4) the Company’s consolidated financial statements for the period ended June 30, 2007 contained in the Company’s Form 10-QSB as filed with the SEC on August 20, 2007. For more information regarding the restatement of these financial statements please review the Company’s Current Report on Form 8-K filed with the SEC concurrently on December 20, 2007.

For this reason, the CEO and CFO have determined that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not adequate. However, as described in the following section “Changes in Internal Control Over Financial Reporting”, the Company’s management, including the CEO and CFO, have taken actions to address the material weaknesses in the Company’s internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As described above under the heading “Disclosure Controls and Procedures”, the Company’s management, has determined that accounting errors were made in the Company’s financial reports as filed with the Securities and Exchange Commission for prior reporting periods. The accounting errors, which are more fully described in Note 2 to the financial statements included in this report, include (i) an error in following the Company’s revenue recognition criteria, (i) an error in calculating depletion and (iii) an error in recording stock based compensation for cancelled options.

Upon review, the Company’s management has initially determined that the accounting errors derived from unintentional errors that went undetected by the Company’s previous audit firm.

Management has taken steps to address these issues by appointing on December 4, 2007, Whitley Penn LLP as the Company’s new independent registered public accounting firm, which firm the Company’s management, board of directors and audit committee believe is well versed in United States generally accepted accounting principles. The Company has also recently appointed a new Chief Financial Officer which the Company’s management, board of directors, and audit committee believes possesses the experience and knowledge required to properly account for oil and gas accounting methods for the Company and its reporting.

The Company’s management is continuing its review of the Company’s internal controls over financial reporting in regard to the recently discovered accounting errors and will adopt further changes to the Company’s internal control policies if and when management determines that such changes are necessary to ensure accuracy in the Company’s future filings.

To date, management estimates that these changes in internal control over financial reporting will have no material cost to the Company.

PART II — OTHER INFORMATION

 Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its scheduled Annual General Meeting of Shareholders on Wednesday, September 27, 2007, at 9:00 a.m. (MST). After counting the number of shares present in person and by proxy, Corporate Secretary, Michael Noonan, determined that a quorum for the transaction of business was not present. Under Article II Section 7 of the Company’s By-Laws and pursuant to Nevada Revised Statutes 78.350 and 78.370(7), the Corporate Secretary proposed a vote of shares present to adjourn the meeting. The proposal was passed by unanimous consent, with proxy shares being voted by their representatives pursuant to discretionary voting power granted under the proxy.

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

Item 5. Other Information.

On October 31, 2007, the Company received a letter from ESG, an entity considered to be an affiliate of the Company due to a mutual officer and director having ownership in ESG, regarding notice of ESG’s intent to terminate the services agreement between ESG and the Company, dated January 1, 2007 (the “Services Agreement”), in 90 days, pursuant to the terms of the Services Agreement. Pursuant to the Services Contract, ESG was providing technical services, business development services and office space accommodations to the Company. The letter was in response to the Company’s communications with ESG regarding its evaluation of its business plans for the upcoming fiscal year and the fact that the Company does not wish to evaluate further business opportunities for the time being. ESG has stated that it would like to continue to offer technical services and office space accommodations to the Company, and another agreement will likely be negotiated in the upcoming months before termination of the Services Agreement to arrange for these services.

Item 6. Exhibits.

10.15	Letter from Energy Services Group dated October 31, 2007, regarding notice of termination of the Services Agreement dated January 1, 2007 between ESG and the Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of1934, as amended

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY PETROLEUM, INC.

By:	/s/ Karim Jobanputra
Karim Jobanputra Interim Chief Executive Officer (On behalf of the registrant and as Principal Executive Officer)

Date: December 20, 2007

By:	/s/ Hilda Kouvelis
Hilda Kouvelis Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 20, 2007