Form 10KSB
period 2007-12-31
SKY PETROLEUM, INC.
filed 2008-04-15
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
 Yes ☐ No ☒

State issuer's revenues for its most recent fiscal year: $1,127,817

The aggregate market value of the 58,793,709 shares of the registrant's common equity (both voting and non-voting) held by non-affiliates, based on an average bid and asked price for the registrant's common equity on April 11, 2008 of $0.26 as quoted on the NASD Over-the-Counter Bulletin Board, was $15,286,365. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and the exhibits attached hereto contain certain statements that constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. We use words like “expects,” “believes,” “intends,” “anticipates,” “plans,” “targets,” “projects” or “estimates” in this annual report. When used, these words and other, similar words and phrases or statements that an event, action or result “will,” “may,” “could,” or “should” occur, be taken or be achieved, identify “forward-looking” statements. Such forward-looking statements are subject to certain risks and uncertainties, both known and unknown, and assumptions, including, without limitation, the risks and uncertainties outlined under the sections titled “Risk Factors and Uncertainties”, “Description of the Business” and “Management's Discussion and Analysis”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected.

Our management has included projections and estimates in this annual report, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

We were incorporated in the state of Nevada in August, 2002 as The Flower Valet. In 2004, we began to reassess our business plan and to seek business opportunities in other industries, including the oil and gas industry. On December 20, 2004, at our annual meeting of stockholders, our stockholders approved an amendment to our Articles of Incorporation, changing our name from The Flower Valet to Seaside Exploration, Inc. Subsequently, on March 28, 2005, we changed our name from Seaside Exploration, Inc. to Sky Petroleum, Inc. and began actively identifying opportunities to make direct property acquisitions and to fund exploration and development of oil and natural gas properties.

On March 28, 2005, we increased our authorized capital from 100,000,000 shares of common stock, $0.001 par value per share, to 150,000,000 shares of common stock, $0.001 par value per share. On March 28, 2005, we affected a 4 for 1 forward stock-split of our issued and outstanding shares of common stock, increasing the number of shares outstanding from 6,500,000 to 26,000,000 shares. Information contained in this report gives effect to the forward split. We are also authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share. As of December 31, 2006, 3,055,556 shares of Preferred Stock as Series A were outstanding. On April 20, 2007, all 3,055,556 Series A Preferred Stock was converted into 12,222,224 shares of our common stock.

We manage our business through our wholly-owned subsidiaries incorporated in Cyprus: Sastaro Limited (Sastaro) and Bekata Limited (Bekata)

SKY PETROLEUM, INC.
ORGANIZATION STRUCTURE
AUGUST, 2005

Sastaro was incorporated on March 28, 2005. Bekata was incorporated on February 7, 2005.

Our principal corporate and executive offices are located at 401 Congress Avenue, Suite 1540, Austin, Texas 78701. Our telephone number is (512) 687-3427. We maintain a website at www.skypetroleum.com. Information contained on our website is not part of this report.

Mubarek Field — Participation Agreement

On May 18, 2005, we announced that our wholly-owned subsidiary, Sastaro Limited, entered into a Participation Agreement with Buttes Gas and Oil Co. International Inc. (“Buttes”), a wholly-owned subsidiary of Crescent Petroleum Company International Limited. (“Crescent”) Under the terms of the Participation Agreement, Sastaro has the right to participate in a share of the future production revenue by contributing up to $25 million in drilling and completion costs related to two wells in an off-shore oil and gas project in the United Arab Emirates. The project is located in the Ilam/Mishriff reservoir of the Mubarek Field area near Abu Musa Island in the Arabian Gulf, which we refer to as the “Concession Area”. The Participation Agreement does not grant Sastaro any interest in the Concession Area other than the right to receive a share of future production revenue.

The Participation Agreement obligated Sastaro to pay $25 million in drilling and completion costs related to two wells with the final payment having been made on March 24, 2006.

Under the Participation Agreement, if the actual drilling and completion costs are less than the amounts paid by Sastaro, Buttes will reimburse Sastaro the difference between the actual drilling and completion costs and the actual amounts paid by Sastaro. If Buttes estimates that the drilling and completion costs of the second well will increase the total drilling and completion costs of the two wells above $25 million, Sastaro will have the option, but not the obligation, to pay these additional costs. Upon exercising this option, Sastaro will become obligated to pay the total costs of the second well whether above or below Buttes’ estimate.

In addition, if Buttes decides to drill additional wells in the Concession Area, we will have the option to participate in these wells and, upon exercise of the option, will be obligated to pay 100% of the drilling and completion costs of any of these wells.

The Participation Agreement set forth specific dates in which Buttes was required to have a rig under contract to spud the first well. The Participation Agreement also set forth the rights and obligations of Buttes and Sastaro in the event Sastaro defaults on any of its payment obligations under the Participation Agreement, including forfeiture of payments if Sastaro failed to make at least $12.5 million in payments and reductions in Sastaro’s right to receive a portion of the production revenue if Sastaro made at least $12.5 million in payments, but failed to fund its full $25 million commitment under the terms of the Participation Agreement.

As of March 31, 2006, Sastaro had paid Buttes the full $25 million commitment under the terms of the Participation Agreement. Sastaro had paid Buttes $14.5 million under the Participation Agreement as of December 31, 2005. Buttes spudded the first well on January 31, 2006, and Sastaro paid Buttes $3.5 million on February 7, 2006, $3.5 million on February 28, 2006 and $3.5 million on March 24, 2006, such payment being the final payment due by Sastaro under the Participation Agreement.

In exchange for the payment obligations described above, Sastaro will receive:

•	34.67% of the combined production revenue from the wells, if any, until Sastaro has been reimbursed its total investment;

•	thereafter, 18.49% of the combined production revenue from the wells, if any, until Sastaro has been reimbursed twice its total investment; and

•	thereafter, 4.25% of the combined production revenue from the wells, if any, until the expiration of the Participation Agreement.

•	less: (i) a 14.5% contribution to royalty obligations, (ii) $3 per barrel of crude oil for operating costs and (iii) certain other costs.

Buttes will be responsible for carrying out all drilling and completion work related to the wells.

Under the Participation Agreement, if the drilling and completion costs of the first two wells exceed $25 million and those excess costs have been paid by Buttes, then the payments to Sastaro described above will be decreased proportionately, unless Sastaro, at its option, elects to make additional contributions to fund these additional costs in order to maintain its full interest in the revenue from the wells. As of December 31, 2007, Buttes has reported that the drilling and completion costs for the Mubarek H2 and K2-ST4 wells totalled $54 million. Sastaro considers these to be preliminary estimates upon which we are not yet agreed and which have not yet been audited.

Sastaro did not exercise its option to pay the additional costs as reported by Buttes and subsequently, Sastaro’s entitlement interest was retroactively decreased from 75% to 34.67%, starting with the first sales dated September 11, 2006. In December 2007, we recorded a revenue reduction for the change in entitlement interest of $2,036,708 for sales attributable to August 2007 and before. We have recorded revenue of $1,049,940 for the December 23, 2007 oil sale leaving an accounts payable due Buttes of $986,768.

The Company does not agree that the Participation Agreement between the parties provides for the adjustment in entitlement interest to be applicable to all oil sales since inception and is addressing this issue with the operator.

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

Compensation Agreement

On May 18, 2005, we entered into a Compensation Agreement with Paraskevi Investment Company S.A. (Paraskevi) pursuant to which Paraskevi will provide certain advisory services to us in connection with the Participation Agreement in exchange for 1 million shares of our common stock. Under the Compensation Agreement, we are required:

•	to issue to Paraskevi 500,000 shares of the Company's common stock upon the signing of the definitive Participation Agreement; and

•
to issue to Paraskevi an additional 500,000 shares of the Company's common stock once Sastaro provides $12.5 million of funding to Buttes for drilling costs for the H2 well pursuant to the Participation Agreement and the first well spuds.

We issued Paraskevi 500,000 shares of common stock under the terms of the Compensation Agreement in connection with the signing of the Participation Agreement on May 15, 2005, and an additional 500,000 shares of common stock were issued on February 6, 2006, after the H2 well spudded on January 31, 2006.

Mubarek Field Program

We retained Energy Services Group Dubai (“ESG”) to provide a technical review of the project in the Mubarek Field area near Abu Musa Island in the Arabian Gulf based on an evaluation of data provided to us by Buttes. Ian Baron, a director of the Company, appointed in November 2005, is a founding partner of ESG. The review, based on information contained in ESG’s report, included geological, geophysical and reservoir engineering re-interpretation and analysis. The objective of the review was to select those well locations with the highest productive oil potential. The major influences on determining this included the following:

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

Of the well locations reviewed, two locations, H2 and K2 ST4 were selected as being most attractive for potential oil production.

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

Mubarek H2 Well

The operator of the drilling program, Buttes secured a drilling rig, and began drilling the first well, Mubarek H2, on January 31, 2006, which was completed during the second quarter of 2006 at a total depth of 15,020 feet (drilled depth). Initial logging of the well indicated good oil saturations over more than 100 feet in the Ilam/Mishrif reservoir section and the well was cased to enable testing of these zones. Buttes reported that the well was perforated over 6 zones totaling 129 feet, as two separate tests. The lowest zone was perforated over a 27- foot interval, which proved to be water bearing and was sealed off. The second test comprised perforations over 5 zones totaling 102 feet.

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

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of approximately 115,328 gross barrels as of December 31, 2007. During the fourth quarter of 2007, the Mubarek H2 well produced approximately 9,628 gross barrels and averaging 105 bopd. Currently (end-February 2008) the well is producing at 97 bopd. In 2007 the well produced over 53,000 barrels of oil, averaging 146 bopd. If the current production level of 97 bopd were to continue without further decline during 2008 and assuming a Murban crude price of $85 per barrel, the forecast net monthly revenue to Sky Petroleum from Mubarek H2 under the terms of the Participation Agreement, after deduction of royalties and operating costs, would be approximately $71,000 per month. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Mubarek K2-ST4 Well

The Mubarek K2-ST4 was drilled on the northwest part of the field proximal to the K1 location. Mubarek K1 was drilled as Thamama producer (a deeper gas condensate reservoir underlying the Ilam/Mishrif) and electric log readings over the Ilam/Mishrif section indicate good oil saturated reservoir. Drilling of the second well commenced during the second quarter of 2007.

On October 4, 2007 Crescent reported that the well was drilled to a total depth of 13,533 feet, some 100 feet into the Ilam oil reservoir, and had subsequently been stimulated with acid and put on production with gas lift from the Ilam reservoir. After initial tests, the well was flowing at 742 bopd.

Since the Mubarek K2-ST4 well was completed, it has produced a total of approximately 38,469 gross barrels as of December 31, 2007. During the fourth quarter of 2007, the Mubarek K2-ST4 well produced approximately 32,766 barrels and averaged approximately 473 bopd. Currently (end-February 2008) the well is producing at 230 bopd. Production from the well is still declining as stable conditions have not yet been achieved. If the current production level of 230 bopd were to decline to a 2008 average of 190 bopd and assuming a Murban crude price of $85 per barrel, the forecast net monthly revenue to Sky Petroleum from Mubarek K2-ST4 under the terms of the Participation Agreement, after deduction of royalties and operating costs, would be approximately $140,000 per month. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

We may not be able to stabilize production from the first or second wells and production could drop below current rates due to the unstable nature of the wells. Other wells in which we may participate in this area may likewise suffer from similar instabilities and inconsistency in production. The Company is evaluating a further well development program.

Sir Abu Nu'Ayr Island Project

Pursuant to the Participation Agreement, we have the right of first refusal to participate in an exploration program to be conducted by an affiliate of Buttes Gas and Oil Co. International Inc., in a concession located in the offshore waters around Sir Abu Nu'Ayr Island. The island of Sir Abu Nu'Ayr, which sits in the center of the concession area, is part of the Emirate of Sharjah but is located in the offshore territory of Abu Dhabi. The option expires on May 17, 2008.

Employees and Consultants

As of December 31, 2007, we have retained the services of the following consultants and employees:

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

On February 5, 2007, we entered into a letter agreement with virtualcfo, Inc. (d/b/a/ vcfo), engaging the services of vcfo to provide oversight and guidance to our finance and accounting team. Under the Agreement, Hilda Kouvelis, a Senior CFO at vcfo, has been assigned to us and will provide CFO level support, including assisting with operational and public reporting requirements, oversight and guidance of finance and accounting matters, and such other assistance as needed by our finance and accounting team.

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

Government regulation

The operations of Buttes on the Ilam-Mishrif reservoir project in Sharjah, United Arab Emirates are subject to governmental regulation applied through the Sharjah Supreme Petroleum Council (SPC). The SPC controls well permitting and ensures operations are carried out in compliance with all applicable environmental and other regulation. Royalty payments and taxation as well as monitoring of oil liftings also come under the jurisdiction of the SPC. No reserve estimates were filed with a Federal authority or agency other than with the SEC on Form 10KSB.

Production and Price Information

The following table summarizes sales volumes, sales prices, and production cost information for the periods indicated:

	Year Ended December 31,	Year Ended December 31,
	2007	2006
Sales
Oil (bbls)	12,977	35,490
Oil and natural gas sales
Oil sales	$1,127,817	$1,844,686
Average sales price
Oil ($ per bbl)	$86.91	$51.98
Average production cost
Total ($ bbls)	$6.01	$2.64

Drilling Activities

The following table sets forth information with respect to wells drilled and completed during the periods indicated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the number of productive wells drilled, quantities of reserves found and economic value. Productive wells are those that produce commercial quantities of hydrocarbons, regardless of whether they produce a reasonable rate of return.

	Year Ended December 31, 2007
	Gross Wells			Net Wells
Type of Well	Productive(b)	Dry(c)	Total	Productive(b)	Dry(c)	Total
Exploratory(a)	0	0	0	0	0	0
Mubarek

Development(a)	2	0	2	2	0	2
Mubarek

	From Inception to December 31, 2006
	Gross Wells			Net Wells
Type of Well	Productive(b)	Dry(c)	Total	Productive(b)	Dry(c)	Total
Exploratory(a)	0	0	0	0	0	0
Mubarek

Development(a)	1	0	1	1	0	1
Mubarek

(a) An exploratory well is a well drilled either in search of a new, as yet undiscovered, oil or natural gas reservoir or to greatly extend the known limits of a previously discovered reservoir. A development well is a well drilled within the presently proved productive area of an oil or natural gas reservoir, as indicated by reasonable interpretation of available data, with the objective of being completed in that reservoir.

(b) A productive well is an exploratory or development well found to be capable of producing either oil or natural gas in sufficient quantities to justify completion as an oil or natural gas well.

(c) A dry well is an exploratory or development well that is not a producing well or a well that has either been plugged or has been converted to another use.

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

We have incurred net losses since our inception, and have an accumulated deficit of $32,134,000 as of December 31, 2007. As of December 31, 2007, we had approximately $4.3 million in working capital. We may incur losses for the year ending December 31, 2007.

We may experience instability in production, if any, from the wells at Mubarek and results may be less than anticipated.

Production from Mubarek H2 has ranged between 650 and 87 bopd and is currently producing at approximately 103 bopd. Production from Mubarek K2-ST4 has ranged between 744 and 119 bopd and is currently producing at 258 bopd. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

We depend on our executive officers for critical management decisions and industry contacts.

We are dependent upon the continued services of Karim Jobanputra, our interim chief executive officer and Michael Noonan, our vice president, corporate and secretary, who have significant experience in the oil and gas industry. We do not carry key person insurance on their lives. The loss of the services of either of our executive officers, through incapacity or otherwise, would be costly to us and would require us to seek and retain other qualified personnel.  See “Management.”

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

Prior to our entering into the Participation Agreement in March of 2005, we had no material business or operations. As a result, the historical information in our periodic reports as filed with the SEC related to our operations prior to this date will vary from our future results of operations. In addition, evaluation of our future prospects is difficult to assess because we have a limited operating history in the exploration and marketing of oil and natural gas. Our historical results of operations are not indicative of our future revenue and income potential.

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

The market price of our common stock has ranged from a high of $0.78 and a low of $0.19 during the twelve-month period ended December 31, 2007. See “Market for Common Equity and Related Stockholder Matters.” We cannot assure you that the market price of our common stock will not significantly fluctuate from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse affect on our business, operating results and financial condition.

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

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the OTCBB during the period from November 6, 2003 to December 31, 2007, ranged between a high of $3.20 and a low of $0.19 per share, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

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

Our principal corporate and executive offices are located at 401 Congress Avenue, Suite 1540, Austin, Texas 78701. Our telephone number is (512) 687-3427. We rent our corporate office space on a month-to-month basis at $1,675 per month. We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

Neither we nor any of our properties is currently subject to any material legal proceedings or other regulatory proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the Over The Counter Bulletin Board (OTCBB), which is sponsored by the Financial Industry Regulatory Authority (FINRA). The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network, which provides information on current “bids” and “asks” as well as volume information. The OTCBB is not considered a “national exchange.” Our common shares commenced trading on the OTCBB on November 3, 2003.

The high and low bid quotations of our common stock on the OTC Bulletin Board as reported by the FINRA were as follows:

Period	High	Low
2007

First Quarter	$0.78	$0.45
Second Quarter	$0.67	$0.42
Third Quarter	$0.60	$0.30
Fourth Quarter	$0.55	$0.19

2006

First Quarter	$2.80	$1.56
Second Quarter	$3.20	$0.91
Third Quarter	$1.66	$0.63
Fourth Quarter	$1.07	$0.60

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As of December 31, 2007, the closing bid quotation for our common stock was $0.22 per share as quoted by the OTCBB.

Holders

As of December 31, 2007, we had 58,793,709 shares of common stock issued and outstanding, held by 124 registered stockholders.

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

In April, 2006, we paid a dividend of $192,500 to the holders of the Series A Preferred Stock, related to the first quarter of 2006; in June 2006, we paid a dividend of $192,500 to holders of the Series A Preferred Stock, related to the second quarter of 2006; in October 2006, we paid a dividend of $192,500 to holders of the Series A Preferred Stock, related to the third quarter of 2006; in December 2006, we paid a dividend of $192,500 to holders of the Series A Preferred Stock, related to the fourth quarter of 2006; in March 2007, we paid a dividend of $192,500 to holders of the Series A Preferred Stock, related to the first quarter of 2007. On April 20, 2007, all 3,055,556 Series A Preferred Stock was converted into 12,222,224 shares of common stock. The Company no longer has obligations to pay dividends on the Series A Preferred Stock.

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,899,999	$1.10	4,200,972
Equity compensation plans not approved by security holders(2)	800,000	$1.00	—
TOTAL	3,699,999	$1.08	4,200,972

(1)
We have two stock option plans: a stock incentive plan for non-U.S. residents and a stock incentive plan for U.S. residents. Our stock incentive plan for non-U.S. residents authorizes the issuance of stock options to acquire up to 10% (currently 5,879,370 shares) of our issued and outstanding shares of common stock, and our stock incentive plan for U.S. residents authorizes the issuance of stock options to acquire up to a maximum of 3,321,600 shares of common stock (less the number of shares issuable upon exercise of options granted by the us under all other stock incentive plans on the date of any grant under the U.S. plan). As of December 31, 2007, 800,000 options were granted under the U.S. plan and 2,899,999 options were granted under the non-U.S. plan. A total of 3,779,371 options are available for grant under the Non-U.S. Plan and a total of 421,601 are available for grant under the U.S. Plan.

(2)
We entered into a termination and severance agreement with Mr. Cameron under which we agreed to grant Mr. Cameron 200,000 options outside of our stock option plans exercisable at $1.00 per share, vesting 100,000 options on April 30, 2006 and vesting 100,000 options on April 30, 2007. We granted Mr. Ian Baron 600,000 options, effective November 16, 2005, under the terms of an option agreement outside of our stock option plans, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter.

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

Adoption of 2005 U.S. Stock Incentive Plan

On August 25, 2005, we adopted, and on July 31, 2006 our stockholders approved, the Sky Petroleum, Inc. 2005 U.S. Stock Incentive Plan for U.S. residents. The U.S. Plan authorizes the issuance of stock options and other awards to acquire up to a maximum of 3,321,600 shares of our common stock (less the number of shares issuable upon exercise of options granted by us under all other stock incentive plans on the date of any grant under the plan). The purpose of the U.S. Plan is to aid the Company in retaining and attracting U.S. personnel capable of enhancing our prospects for future success, to offer such personnel additional incentives to exert maximum efforts for the success of our business, and to afford such personnel an opportunity to acquire a proprietary interest in the company through stock options and other awards. The U.S. Plan provides for the grant of incentive stock options (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended), options that are not incentive stock options, stock appreciation rights and various other stock-based grants. Our Compensation Committee administers the U.S. Plan and determines the terms and conditions under which options to purchase shares of our common stock or other awards may be granted to eligible participants. The term of an incentive stock option granted under the U.S. Plan cannot exceed ten years and the exercise price for options granted under the U.S. Plan cannot be less than the fair market value of our common stock on the date of grant.

Sales of Unregistered Securities

During the period covered by this annual report, the Company did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Repurchase of Securities

During the period covered by this annual report, neither us nor any of our affiliates repurchased common shares of the Company registered under section 12 of the Exchange Act of 1934, as amended.

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

As part of our business strategy, we, through our wholly-owned subsidiary, Sastaro, entered into a Participation Agreement for the financing of a drilling program in the Mubarek field, an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf, with Buttes Gas and Oil Co. International Inc. (“Buttes”), a wholly-owned subsidiary of Crescent Petroleum Company International Limited (“Crescent”). Under the terms of the Participation Agreement, Sastaro has the right to participate in a share of the future production revenue by contributing $25 million in drilling costs related to two wells, H2 and K2-ST4 in an off-shore oil and gas project in the United Arab Emirates. The Participation Agreement does not grant Sastaro any interest in the concession area. Sastaro's rights are limited to receiving a share of future production revenue, if any.

Mubarek H2 Well

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of approximately 115,328 gross barrels as of December 31, 2007. During the fourth quarter of 2007, the Mubarek H2 well produced approximately 9,628 gross barrels and averaging 105 bopd. Currently (end-February 2008) the well is producing at 97 bopd. In 2007, the well produced over 53,000 barrels of oil, averaging 146 bopd. If the current production level of 97 bopd were to continue without further decline during 2008 and assuming a Murban crude price of $85 per barrel, the forecast net monthly revenue to Sky Petroleum from Mubarek H2 under the terms of the Participation Agreement, after deduction of royalties and operating costs, would be approximately $71,000 per month. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Mubarek K2-ST4 Well

The Mubarek K2-ST4 was drilled on the northwest part of the field proximal to the K1 location. Mubarek K1 was drilled as Thamama producer (a deeper gas condensate reservoir underlying the Ilam/Mishrif) and electric log readings over the Ilam/Mishrif section indicated a good oil saturated reservoir. Drilling of the second well commenced during the second quarter of 2007.

On October 4, 2007 Crescent reported that the well was drilled to a total depth of 13,533 feet, some 100 feet into the Ilam oil reservoir, and had subsequently been stimulated with acid and put on production with gas lift from the Ilam reservoir. After initial tests, the well was flowing at 742 bopd.

Since the Mubarek K2-ST4 well was completed, it has produced a total of approximately 38,469 gross barrels as of December 31, 2007. During the fourth quarter of 2007, the Mubarek K2-ST4 well produced approximately 32,766 barrels and averaged approximately 473 bopd. Currently (end-February 2008) the well is producing at 230 bopd. Production from the well is still declining as stable conditions have not yet been achieved. If the current production level of 230 bopd were to decline to a 2008 average of 190 bopd and assuming a Murban crude price of $85 per barrel, the forecast net monthly revenue to Sky Petroleum from Mubarek K2-ST4 under the terms of the Participation Agreement, after deduction of royalties and operating costs, would be approximately $140,000 per month. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Change in Accounting Principle and Restatement of 2006 Financial Statements

Management has determined that the Company’s audited consolidated financial statements for the year ended December 31, 2006 require restatement of certain amounts and balances presented as a result of the following (i) an error in following the Company’s revenue recognition criteria, (ii) an error in recording stock based compensation, and (iii) an error and reclassification of general and administrative expenses.

The following table presents the effect of the restatements made to the Company's previously reported consolidated statement of operations for the year ended December 31, 2006 and its consolidated balance sheet at December 31, 2006:

	For the year ended December 31, 2006
	Previously Reported	Adjustments	Restated
Statement of Operations:
Revenue	$2,407,939	$(563,253)	$1,844,686
Lease operating expenses	139,921	(46,270)	93,651
Stock based compensation	1,829,439	318,383	2,147,822
Other general and administrative	1,495,380	5,495	1,500,875
Net operating loss	(10,792,346)	(840,861)	(11,633,207)
Net loss	(10,414,635)	(840,861)	(11,255,496)
Net loss applicable to common stockholders	(11,184,635)	(840,861)	(12,025,496)
Net loss per share, basic and diluted	(0.24)	(0.02)	(0.26)

	As of December 31, 2006
	Previously Reported	Adjustments	Restated
Balance sheet
Accounts receivable	$1,679,649	$(539,178)	$1,140,471
Inventory	—	22,195	22,195
Total Current Assets	7,503,079	(516,983)	6,986,096
Investment in oil & gas properties	17,701,760	1,245	17,703,005
Deposits and other assets	4,066	(1,227)	2,839
Total assets	25,213,373	(516,965)	24,696,408
Accounts payable and accrued liabilities	135,777	5,513	141,290
Additional paid-in capital	38,065,452	318,383	38,383,835
Accumulated deficit	(13,036,395)	(840,861)	(13,877,256)
Total liabilities and stockholders' equity	25,213,373	(516,965)	24,696,408

Comparison of 2007 Statement of Operations to 2006 Restated Statement of Operations.

During the year ended December 31, 2007, we had a net operating loss of $18,329,000 as compared to a net operating loss of $11,633,000 during the year ended December 31, 2006. During 2007, the Company earned oil revenues of $1,128,000 compared to $1,845,000 in 2006. Although more oil was produced in 2007 than in 2006 due to the Mubarek K2-ST4 well coming online, the decrease in revenue was caused by a retroactive change of our entitlement interest in the Participation Agreement, from 75% to 34.67% (see Part I, Item 1 - Description of Business for further details).

Operating expenses in 2007 (compared to 2006) were $19,457,000 ($13,478,000) and consist primarily of full cost ceiling impairment charge of $9,391,000 ($5,181,000), depletion and depreciation expense of $5,579,000 ($3,612,000), stock based compensation of $1,852,000 ($2,148,000), consulting services of $947,000 ($732,000), related party compensation expense of $175,000 ($210,000) and general and administrative expense of $1,435,000 ($1,501,000).

The increase in depletion and depreciation expense, as well as the full cost ceiling impairment charge, was due to the Mubarek K2-ST4 well coming online in 2007. The reserve report was prepared by Energy Services Group Dubai (ESG), an entity considered to be an affiliate of the Company due to a mutual director having ownership in ESG. Our reserves decreased, resulting in an impairment charge in 2007 primarily due to the decrease of our entitlement interest (from 75% to 34.67%) in the Participation Agreement, partially offset by reserve additions of the K2-ST4 well.

Plan of Operation

Our plan of operation and business strategy is to focus on producing or near-production oil and gas properties in the Middle East, North Africa and the Former Soviet Union (FSU). We intend to seek niche opportunities through the contacts of our officers and directors in the region. We intend to limit our administrative and overhead expenses by seeking operating partners and participating in projects as non-operator. We intend to use contractors or consultants as much as and where possible.

As the Company has sufficient working capital, our goal during the next twelve months ending December 31, 2007 is to complete the second commitment well in our first project in the Mubarek Field under the Participation Agreement with Buttes, and to assess and obtain additional joint venture opportunities in new regions.

The strategic overview of Sky Petroleum is as follows:

•	To identify opportunities to participate in oil and gas projects in the Middle East, North Africa and FSU through strategic participation agreements, farm-ins or joint ventures.

•	To focus initially on lower risk development or exploitation projects in areas with known oil or natural gas reserves / production and infrastructure.

•	To participate as a non-operator on projects with working operators with experience in a specific region.

•	To raise sufficient capital to fund our operations and to establish ongoing production revenue.

Our plan of operation includes the following goals during the next twelve months:

•	Evaluate new farm-in / joint venture opportunities in the Middle East, North Africa and FSU.

•	Production from the second well at the Mubarek Field is expected.

•	Evaluate additional infill drilling locations in Mubarek Field.

•	Negotiate an agreement with Buttes on Sir Abu Nu'Ayr project and fund a work program.

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

As of December 31, 2007, we have raised approximately $38,000,000 million through private placements of shares of common stock and shares of convertible preferred stock as well as through the conversion of convertible debt.

Net cash provided by operating activities during the year ended December 31, 2007 was $1,075,000 as compared to net cash used of $539,000 for the comparable period in 2006. Total assets as of December 31, 2007 were $9,442,000 compared to restated total assets of $24,696,000 as of December 31, 2006. Stockholders’ equity as of December 31, 2007 was $8,151,000 compared to restated stockholders’ equity of $24,555,000 as of December 31, 2006. The decrease in assets was primarily due to (i) depletion for the Mubarek wells and (ii) the impairment charge.

As of December 31, 2007, we had current assets of $5,565,000 including cash and cash equivalents of $5,558,000 of which $5,260,000 was held in cash equivalents. We had current liabilities of $1,292,000, of which $987,000 is owed to Buttes due to the retroactive reduction of the Company’s revenue entitlement under the Participation Agreement. Buttes will deduct future revenues due us until such time as this balance is paid.

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

As of December 31, 2007, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 and Mubarek K2-ST4 wells of $13,458,000 and $13,174,000. Based upon the December 31, 2007, reserve report prepared by ESG, who is considered an affiliate of the Company due to a mutual director having an ownership interest in ESG, proved developed reserves net to the Company's interests were 39,906 barrels of oil. During the year ended December 31, 2007, 27,156 barrels of oil net to the Company's interest were produced from the Mubarek H2 and K2-ST4 wells, resulting in depletion expense of $5,577,000 being recorded.

The reserve report at December 31, 2007 indicated the present value, discounted at 10%, of the future net cash flows from proved reserves attributable to the Mubarek H2 and K2-ST4 wells were $2,870,000. As a result, we recorded a full cost ceiling impairment of $9,391,000 to properly reflect the carrying value of our oil properties at December 31, 2007.

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of approximately 115,328 gross barrels as of December 31, 2007. During the fourth quarter of 2007, the Mubarek H2 well produced approximately 9,628 gross barrels and averaging 105 bopd. Currently (end-February 2008) the well is producing at 97 bopd. In 2007 the well produced over 53,000 barrels of oil, averaging 146 bopd. If the current production level of 97 bopd were to continue without further decline during 2008 and assuming a Murban crude price of $85 per barrel, the forecast net monthly revenue to Sky Petroleum from Mubarek H2 under the terms of the Participation Agreement, after deduction of royalties and operating costs, would be approximately $71,000 per month. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Since the Mubarek K2-ST4 well was completed, it has produced a total of approximately 38,469 gross barrels as of December 31, 2007. During the fourth quarter of 2007, the Mubarek K2-ST4 well produced approximately 32,766 barrels and averaged approximately 473 bopd. Currently (end-February 2008) the well is producing at 230 bopd. Production from the well is still declining as stable conditions have not yet been achieved. If the current production level of 230 bopd were to decline to a 2008 average of 190 bopd and assuming a Murban crude price of $85 per barrel, the forecast net monthly revenue to Sky Petroleum from Mubarek K2-ST4 under the terms of the Participation Agreement, after deduction of royalties and operating costs, would be approximately $140,000 per month. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

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

During the year ended December 31, 2007, we had no material transactions affecting our liquidity and capital resources.

For the year ended December 31, 2006, we completed the following transactions that had a material affect on our liquidity and capital resources:

On February 7, 2006, we issued 500,000 shares valued at $975,000 as stock based capitalized compensation under the terms of a Compensation Agreement dated May 18, 2005 with Paraskevi Investment Company S.A.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006 and December 31, 2007. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents and investments. Fair values were assumed to approximate carrying values for cash, cash equivalents and payables because they are short term in nature and their carrying amounts approximate fair values as they are payable on demand.

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

Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and natural gas properties. In calculating future net cash flows, current prices and costs are generally held constant indefinitely as adjusted for qualifying cash flow hedges. The net book value of oil and natural gas properties, less related deferred income taxes is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, all or a portion of the excess above the ceiling may not be written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that all or a portion of such excess above the ceiling would not have existed if the increased prices were used in the calculations. As of December 31, 2007, the Company had accumulated impairment of $14,572,000 as a result of the full cost ceiling test for the years 2007 and 2006.

Revenue is recognized in the period in which title to the petroleum or natural gas transfers to the purchaser.

Income taxes

We follow Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

All of the Company's current oil and gas activities are located offshore Sharjah, UAE and there are no income taxes due as no earnings or dividends were distributed or repatriated.

Undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign countries.

The Company and its wholly owned subsidiaries have not filed required foreign and U.S. tax returns due for the years ended December 31, 2005, 2006 and 2007. No material tax liability is anticipated however the Company will not be in compliance until such reporting is made. Management has begun discussions with qualified firms to identify and prepare delinquent tax returns for filing. No accrual has been made for potential tax liabilities, penalties or interest.

In 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, as required.

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the year ended December 31, 2007. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the year ended December 31, 2007 or during the prior three years applicable under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption.

Stock-Based Compensation

The Company adopted SFAS 123(R) effective January 1, 2006, and is applying the retrospective method, whereby compensation cost associated with the unvested portion of awards granted after December 2004 are recognized over the remaining vesting period. No options that were granted prior to December 2004 remain unvested at January 1, 2006. Under this method, prior periods are revised for comparative purposes.

Recent pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company’s fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company does not believe the initial adoption of SFAS 157 will have a material effect on its financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s financial statements upon full adoption.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including and Amendment of FASB Statement No. 115. The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning is fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its consolidated results of operations of financial condition.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110, Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of ‘plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB 110 will have a material impact on its consolidated balance sheets, statements of operations and cash flows.

In December 200, FASB issued statement No. 141R, Business Combinations, and Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Company will be required to apply the provisions of the new standards in the first quarter of 2009. Early adoption is not permitted for these new standards.

Contractual Obligations

As of December 31, 2007 we had no material contractual obligations.

We believe that we have sufficient working capital to meet our currently anticipated expenditure levels for the next 12 months. Total stockholder equity was approximately $8.2 million at December 31, 2007.

ITEM 7.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sky Petroleum, Inc.

We have audited the accompanying consolidated balance sheet of Sky Petroleum, Inc. and subsidiaries, as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sky Petroleum, Inc. and subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WHITLEY PENN LLP

Dallas, Texas April 15, 2008

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

As discussed in Note 9 to the consolidated financial statements, the Company restated its fiscal 2006 consolidated financial statements.

/s/ BDO PATEL & AL SALEH

DUBAI, UNITED ARAB EMIRATES May 15, 2007 except for Note 9, as to which the date is April 15, 2008

Sky Petroleum, Inc.
Consolidated Balance Sheets

	As of December 31, 2007	As of December 31, 2006
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$5,557,898	$5,810,763
Accounts receivable	—	1,140,471
Inventory - oil in storage	—	22,195
Prepaids and other current assets	6,841	12,667
Total Current Assets	5,564,739	6,986,096

Investment in oil and gas properties, net - full cost method of accounting (Note 3)	2,869,755	17,703,005
Fixed assets, net	3,406	4,468
Deposits and other assets	4,209	2,839
Investment in non-affiliated entity (Note 11)	1,000,000	—
Total Other Assets	3,877,370	17,710,312

Total Assets	$9,442,109	$24,696,408

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities (Note 10)	$1,291,601	$141,290
Total Liabilities	1,291,601	141,290

Commitments and contingencies:	—	—

Stockholders' Equity:
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized,	—	3,056
0 and 3,055,556 shares issued and outstanding, respectively (Note 5)
Common stock, $0.001 par value, 150,000,000 shares authorized,
58,793,709 and 46,571,485 shares issued and outstanding, respectively	58,794	46,571
Additional paid-in capital	40,226,258	38,383,835
Cumulative translation adjustment	(70)	(1,088)
Accumulated deficit	(32,134,474)	(13,877,256)
Total Stockholders' Equity	8,150,508	24,555,118

Total Liabilities and Stockholders' Equity	$9,442,109	$24,696,408

The accompanying notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006
		(Restated)
Oil Revenues (Note 4)	$1,127,817	$1,844,686

Expenses:

Lease operating expenses	78,032	93,651
Depletion and depreciation (Note 3)	5,578,792	3,612,348
Impairment expense (Note 3)	9,391,481	5,180,892
Consulting services	946,745	732,305
Stock based compensation (Note 6)	1,851,590	2,147,822
Compensation - related party	175,000	210,000
Other general and administrative	1,435,463	1,500,875
Total expenses	19,457,103	13,477,893

Net operating loss	(18,329,286)	(11,633,207)

Other income:
Interest income	264,568	381,493
Cumulative translation adjustment	—	(3,782)
Total other income	264,568	377,711

Net loss	$(18,064,718)	$(11,255,496)

Dividends on Preferred Stock	(192,500)	(770,000)

Net loss applicable to common stockholders	$(18,257,218)	$(12,025,496)

Net loss per share - basic and diluted	$(0.33)	$(0.26)
Weighted average number of
common shares outstanding - basic and diluted	55,143,785	46,520,740

The accompanying notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.
Consolidated Statements of Changes in Stockholders' Equity
Years Ended December 31, 2007 and 2006
	Common Stock		Preferred Stock		Additional	Foreign		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Currency Remeasurement	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2005 (Restated)	46,071,485	$46,071	3,055,556	$3,056	$35,231,513	$(4,944)	$(1,851,760)	$33,423,936
Subscription receivable received	—	—	—	—	30,000	—	—	30,000

Preferred stock dividends (Note 5)	—	—	—	—	—	—	(770,000)	(770,000)

Stock based compensation (Note 6)	—	—	—	—	2,147,822	—	—	2,147,822

Stock issued for capitalized services (Notes 4 and 9)	500,000	500	—	—	974,500	—	—	975,000

Cumulative translation adjustment	—	—	—	—	—	3,856	—	3,856

Net loss	—	—	—	—	—	—	(11,255,496)	(11,255,496)
Balance at December 31, 2006 (Restated)	46,571,485	46,571	3,055,556	3,056	38,383,835	(1,088)	(13,877,256)	24,555,118
Preferred stock dividends (Note 5)	—	—	—	—	—	—	(192,500)	(192,500)

Stock based compensation (Note 6)	—	—	—	—	1,851,590	—	—	1,851,590

Preferred stock converted to common stock	12,222,224	12,223	(3,055,556)	(3,056)	(9,167)	—	—	—

Cumulative translation adjustment	—	—	—	—	—	1,018	—	1,018

Net loss	—	—	—	—	—	—	(18,064,718)	(18,064,718)
Balance at December 31, 2007	58,793,709	$58,794	—	$—	$40,226,258	$(70)	$(32,134,474)	$8,150,508

The accompanying notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006
		(Restated)
Cash flows from operating activities:
Net loss	$(18,064,718)	$(11,255,496)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	1,851,590	2,147,822
Stock issued for capitalized services	—	975,000
Depletion and depreciation	5,578,792	3,612,348
Impairment expense	9,391,481	5,180,892
Changes in operating assets and liabilities -
Accounts receivable, net	1,140,471	(1,140,471)
Inventories	22,195	(22,195)
Prepaids and other current assets	5,826	(12,667)
Deposits and other assets	(1,370)	(2,839)
Accounts payable and accrued liabilities	1,150,311	(21,138)
Net cash provided by (used in) operating activities	1,074,578	(538,744)

Cash flows from investing activities:
Purchase of fixed assets	(803)	(5,713)
Investment in non-affiliated entity	(1,000,000)	—
Investment in oil and gas properties	(135,158)	(11,475,000)
Net cash used in investing activities	(1,135,961)	(11,480,713)

Cash flows from financing activities:
Cumulative translation adjustment	1,018	3,856
Preferred Stock dividend payment	(192,500)	(770,000)
Proceeds from issuance of common stock, net	—	30,000
Net cash used in financing activities	(191,482)	(736,144)

Net decrease in cash	(252,865)	(12,755,601)
Cash and cash equivalents at beginning of year	5,810,763	18,566,364
Cash and cash equivalents at end of year	$5,557,898	$5,810,763

Supplemental disclosures:
Interest paid	$—	$—
Value of stock issued for capitalized services	$—	$975,000
Number of shares issued for capitalized services	—	500,000
Common stock issued for preferred redemption (Note 5)	$12,223	$—

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

Sastaro entered into a Participation Agreement for the financing of a drilling program in the Mubarek field, an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf, with Buttes Gas and Oil Co. International Inc., (“Buttes”) a wholly-owned subsidiary of Crescent Petroleum Company International Limited. Under the terms of the Participation Agreement, Sastaro has the right to participate in a share of the future production revenue due to its funding of $25,000,000 in drilling costs related to two wells in an off-shore oil and gas project in the United Arab Emirates. The Participation Agreement does not grant Sastaro any interest in the concession area. Sastaro’s rights are limited to receiving a share of future production revenue, if any.

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

Note 2 - Summary of Significant Accounting Policies

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

The Company's focus is on the acquisition, development and exploitation of long-lived oil and natural gas reserves and, to a lesser extent, exploration for new oil and natural gas reserves. The Company's business activities are currently carried out primarily off-shore Sharjah, UAE.

(c)	Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of unsecured accounts receivable from unaffiliated crude oil purchasers and the well operator. A substantial portion of the Company's oil reserves are located offshore the coast of Sharjah, UAE and the Company may be disproportionately exposed to the impact of delays or interruptions of production from these wells due to mechanical problems, damages to the current producing reservoirs and significant governmental regulation, including any curtailment of production or interruption of transportation of oil or natural gas produced from the wells.

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

Depletion is provided using the unit-of-production method based upon estimates of proved oil and natural gas reserves with oil and natural gas production being converted to a common unit of measure based upon their relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the carrying value of the assets is reduced accordingly. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins.

Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and natural gas properties. In calculating future net cash flows, current prices and costs are generally held constant indefinitely as adjusted for qualifying cash flow hedges. The net book value of oil and natural gas properties, less related deferred income taxes is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, all or a portion of the excess above the ceiling may not be written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that all or a portion of such excess above the ceiling would not have existed if the increased prices were used in the calculations. At December 31, 2007, the Company recorded impairment expense of $9,391,481 as a result of the full cost ceiling tests compared to $5,180,892 at December 31, 2006.

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

As of January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 Accounting for Income Taxes. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken a other general and administrative expense. There was no interest or general and administrative expense accrued or recognized related to income taxes for the year ended December 31, 2007. The Company has not taken a tax position that, if challenged, would have a material effect of the financial statements or the effective tax rate for the twelve-months ended December 31, 2007, or during the prior three years applicable under FIN 48. The Company has determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within twelve months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

(f)	Investments

Investments in non-affiliated companies with a less than 20% ownership interest, no significant influence, and market prices are not readily available, are accounted for under the cost method.

(g)	Stock-Based Compensation

The Company adopted SFAS 123(R) effective January 1, 2006, and is applying the retrospective method, whereby compensation cost associated with the unvested portion of awards granted after December 2004 will be recognized over the remaining vesting period. No options that were granted prior to December 2004 remain unvested at January 1, 2006. Under this method, prior periods are revised for comparative purposes.

(h)	Basic and Diluted Net Loss Per Share

Net loss per share is presented in accordance with SFAS No. 128, Earnings per Share. Basic net loss per share is computed based on the weighted average shares of common stock outstanding for the period.  Common stock equivalents of 3,699,999, which represent stock options, have been excluded from the computation of diluted net loss per share at December 31, 2007 and common stock equivalents of 16,405,557, which represent stock options and Series “A” Preferred Stock, have been excluded from the computation of diluted net loss per share at December 31, 2006 as their effect is anti-dilutive.

(i)	Use of Estimates in the Preparation of Consolidated Financial Statements

Preparation of the accompanying Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The oil and natural gas reserve estimates, and the related future net cash flows derived from those reserves, are used in the determination of depletion expense and the full cost ceiling test and are inherently imprecise. Actual results could differ from those estimates.

(j)	Cash Equivalents

For purposes of the statements of cash flows, the Company considers all demand deposits, money market accounts and certificates of deposit purchased with an original maturity of three months or less to be cash equivalents.

(k)	Revenue Recognition

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and natural gas sold to purchasers. For the period ended December 31, 2007 and 2006, the Company did not have any oil or natural gas imbalances recorded. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller's price to the buyer is fixed or determinable; and, (iv) collectability is reasonably assured.

(l)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company’s fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company does not believe the initial adoption of SFAS 157 will have a material effect on its financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s financial statements upon full adoption.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including and Amendment of FASB Statement No. 115. The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning is fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its consolidated results of operations of financial condition.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110, Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of ‘plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB 110 will have a material impact on its consolidated balance sheets, statements of operations and cash flows.

In December 200, FASB issued statement No. 141R, Business Combinations, and Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Company will be required to apply the provisions of the new standards in the first quarter of 2009. Early adoption is not permitted for these new standards.

Note 3 - Investment in Oil and Gas Properties

On May 18, 2005, the Company entered into a “Participation Agreement” with Buttes, whereby the Company was to provide cash in the amount of $25,000,000, to be used for drilling costs associated with two oil wells located in the Arabian Gulf in exchange for a variable percentage of future production revenue. Pursuant to the Agreement, the Company provided capital to Buttes in developmental increments. Upon commencement of production, which occurred in May 2006, the Company was to receive a preferred 75% of combined production revenue until such time as the Company has recouped its total investment and thereafter an incremental decrease of production revenue to 40% until the Company has recouped two times its initial investment and thereafter at 9.2%.

As of December 31, 2007, Buttes estimates that the actual drilling costs are approximately $54,000,000 exceeding the $25,000,000 and reducing the Company’s preferred share of combined production revenue from 75% to 34.67% until such time as the Company has recouped its total investment and thereafter an incremental decrease of production revenue to 18.49% until the Company has recouped two times its initial investment and thereafter at 4.25%.

The Company's operating costs are capped at $3.00 per barrel and royalty fees are 14.5% of gross production revenues under the Participation Agreement.

As of December 31, 2007 and 2006, the Company's investment in oil and gas properties consisted of:

	2007	2006
Evaluated Properties:
Mubarek K2-ST4 Well	$13,173,901	$12,289,999

Mubarek H2 Well	13,457,501	14,205,001

Accumulated Depletion	(9,189,274)	(3,611,103)

Impairment	(14,572,373)	(5,180,892)

Total	$2,869,755	$17,703,005

As of December 31, 2007, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 well of $13,457,501 and the Mubarek K2-ST4 well of $13,173,901. Based on the December 31, 2007 reserve report prepared by ESG, an entity considered to be an affiliate of the Company due to a mutual director having ownership in ESG, proven developed reserves, net to the Company's interest were 39,906 barrels of oil. During the year ended December 31, 2007, depletion expense of $5,576,927 was recorded. The depletion amortization rate per equivalent unit of production (bbls) was $205.37 and $90.49 for the years ended December 31, 2007 and 2006, respectively.

In addition, the reserve report estimated the net present value of recoverable reserves from the Mubarek H2 and K2-ST4 wells, discounted at 10%, to be $2,869,755 at December 31, 2007. Based on this information we recorded a full cost ceiling impairment expense of $9,391,481 to properly reflect the carrying value of our oil and gas properties at December 31, 2007.

There were no costs excluded from the impairment calculation at December 31, 2007.

Note 4 - Revenue Entitlement Adjustment

On May 18, 2005, the Company announced that its wholly-owned subsidiary, Sastaro Limited, entered into a Participation Agreement with Buttes. Under the terms of the Participation Agreement, Sastaro has the right to participate in a share of the future production revenue by contributing up to $25,000,000 in drilling and completion costs related to two wells in an off-shore oil and gas project in the United Arab Emirates. The project is located in the Ilam/Mishriff reservoir of the Mubarek Field area near Abu Musa Island in the Arabian Gulf, which is referred to as the “Concession Area”. The Participation Agreement does not grant Sastaro any interest in the Concession Area other than the right to receive a share of future production revenue.

The Participation Agreement obligated Sastaro to pay $25,000,000 in drilling and completion costs related to two wells with the final payment made on March 24, 2006.

Under the Participation Agreement, if the drilling and completion costs of the first two wells exceed $25 million and those excess costs have been paid by Buttes, then the payments to Sastaro described above will be decreased proportionately, unless Sastaro, at its option, elects to make additional contributions to fund these additional costs in order to maintain its full interest in the revenue from the wells. As of December 31, 2007, Buttes has reported that the drilling and completion costs for the Mubarek H2 and K2-ST4 wells totalled $54 million. Sastaro considers these to be preliminary estimates upon which we are not yet agreed and which have not yet been audited.

Sastaro did not exercise its option to pay the additional costs as reported by Buttes and subsequently, Sastaro’s entitlement interest was retroactively decreased from 75% to 34.67%, starting with the first sales dated September 11, 2006. In December 2007, we recorded a revenue reduction for the change in entitlement interest of $2,036,708 for sales attributable to August 2007 and before. We have recorded revenue of $1,049,940 for the December 23, 2007 oil sale leaving an accounts payable due Buttes of $986,768.

The Company does not agree that the May 2005 Participation Agreement between the parties provides for the adjustment in entitlement interest to be applicable to all oil sales since inception and is currently addressing this issue with the operator.

Note 5 — Stockholders' Equity

On May 18, 2005, the Company entered into a “Consulting Agreement” with Paraskevi Investment Company S.A. (“Paraskevi”) whereby the Company issued Paraskevi a total of 1,000,000 shares of its common stock for services rendered in connection with the “Participation Agreement.” Pursuant to the Agreement, stock was issued in 500,000 increments based on two milestones. The first issuance of 500,000 shares valued at $520,000 occurred upon signing of the aforementioned “Participation Agreement”. On February 7, 2006, the Company issued the remaining 500,000 shares to Paraskevi pursuant to the Participation Agreement as compensation for Paraskevi's performance obligation. The Company capitalized the amount of $975,000, the fair value of the underlying shares to the full cost pool.

On September 20, 2005, we issued 3,055,556 shares of Series A Preferred Stock to one investor at a price per share of $3.60 for aggregate gross proceeds to us of $11,000,000, less offering expenses of $1,126,840, or net proceeds of $9,873,160. Each share of Series “A” Preferred Stock is entitled to receive a dividend of 7% per annum prior and in preference to the Common Stock of the Company. The dividend begins to accrue on December 30, 2005, and will be payable quarterly thereafter. The dividend is cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series “A” Preferred Stock will be entitled to receive an amount equal to any accrued and unpaid dividends prior and in preference to any distributions to the holders of the Common Stock. Thereafter, the holders of the Series “A” Preferred Stock will be entitled to participate in distributions on an as converted to Common Stock basis. The Company paid dividends totaling $770,000 to the holders of the Series “A” Preferred Stock in 2006. On April 20 2007, we issued 12,222,224 shares of common stock upon the conversion of all 3,055,556 shares of Series “A” Preferred Stock. The Company is no longer obligated to make dividend payments on any Series “A” Preferred Stock.

Note 6 — Stock Options

On July 26, 2005, the Company adopted the Sky Petroleum, Inc. Non-U.S. Stock Option Plan (the "Non-U.S. Plan"), effective as of April 1, 2005. The Non-U.S. Plan authorizes the issuance of stock options to acquire up to 10% of the Company's issued and outstanding shares of common stock.

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

On July 26, 2005, in connection with the appointment of Donald C. Cameron as the Company's Chief Executive Officer, the Company granted Mr. Cameron options to purchase 1,500,000 shares of common stock of which 500,000 were exercisable at $0.50 and vested on April 30, 2006, 500,000 were exercisable at $0.80 per share and vested on April 30, 2007 and 500,000 are exercisable at $1.00 per share and vest on April 30, 2008, with a seven-year life. These options were cancelled upon the resignation of Mr. Cameron on November 1, 2005; pursuant to the separation agreement Mr. Cameron was issued options to purchase 200,000 shares of common stock exercisable at $1.00 of which 100,000 vested on April 30, 2006 and 100,000 vested on April 30, 2007 with a two-year life. Mr. Cameron has agreed to provide consulting services to the Company for a period of time that will extend beyond two years if required and therefore the Company has agreed to allow the options to vest over two years. Mr. Cameron's services will include meetings with potential investors in Canada and the U.S. and reviewing potential additional acquisitions or joint venture opportunities for the Company.

On August 25, 2005, in connection with the appointment of James R. Screaton as the Company's Vice President, Finance and Chief Financial Officer, the Company granted Mr. Screaton options to purchase 400,000 shares of common stock of which 133,333 were exercisable at $0.50 and vested on April 30, 2006, 133,333 were exercisable at $0.80 per share and vested on April 30, 2007 and 133,334 are exercisable at $1.00 per share and vest on April 30, 2008, with a seven-year life. Mr. Screaton signed a Separation Agreement with the Company on May 29, 2006. Pursuant to such Agreement, Mr. Screaton's stock options were amended such that 66,666 shares vested on April 30, 2006, and 66,666 shares vested on April 30, 2007, all shares exercisable at $0.50 and terminating two years after vesting. All other stock options are terminated under the Agreement.

On September 21, 2005, in connection with the appointment of Michael D. Noonan as the Company's Vice President, Corporate, the Company granted Mr. Noonan options to purchase 600,000 shares of common stock at a price of $1.29 per share. The option expires ten years from the date of grant and vests with respect to 200,000 shares on April 30, 2006 and with respect to 200,000 shares for each of the two years thereafter.

On November 1, 2005, we granted Mr. Kinney options to purchase 1,250,000 shares of common stock exercisable at $1.00 per share. The options were to vest in 1/3 increments on October 1, 2006, 2007 and 2008. As of December 31, 2007, 833,333 options had vested. Mr. Kinney was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of December 31, 2007, 133,333 options had vested. Mr. Kinney passed away on November 17, 2007. All unvested options terminated on that date. All vested options may be exercised by Mr. Kinney’s estate for a period of one year from his death.

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

On May 30, 2006, the Company granted stock options to Mr. Nigel McCue, an officer of the Company, to purchase 200,000 shares of common stock at a strike price of $1 per share pursuant to his employment agreement. The options will vest over a three-year period.

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
For the year ended December 31, 2007, the Company recorded $1,851,590 of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during the years ended December 31, 2007 or 2006; therefore, the intrinsic value of options exercised during 2007 and 2006 is nil. As of December 31, 2007 and 2006, there was a total of $905,041 and $2,756,626, respectively, of unrecognized compensation costs related to the non-vested portion of these unit option awards. At December 31, 2007, this cost was expected to be recognized over a weighted-average period of 0.94 years. Compensation expense is based upon straight line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility factor of approximately 88% for options issued in 2006 (there were no options issued in 2007) based upon a representative group of publicly-traded companies in the energy industry and employed the fair value method to estimate the grant-date fair value to be amortized over the vesting periods of the unit options awarded.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.50	133,333	0.83	$0.50	133,333	$0.50
$1.00	2,766,666	3.45	$1.00	2,166,666	$1.00
$1.29 - $1.88	800,000	7.03	$1.44	533,333	$1.44

The aggregate intrinsic value of exercisable options as of December 31, 2007 and 2006 was $0 and $12,000, respectively.

The Company has used a weighted-average risk free interest rate of 5.00% in 2006 in its Black Scholes calculation of grant-date fair value, which is based on U.S. Treasury interest rates at the time of the grant whose term is consistent with the expected life of the stock options. Expected life represents the period of time that options are expected to be outstanding and is based on the Company's best estimate. The Company granted no options in 2007. The following table represents the weighted average assumptions used for the Black-Scholes option-pricing model:

2006
Average risk-free interest rates	5.00%
Average expected life (in years)	4.5
Volatility	88%

The following is a summary of stock option activity for 2006 and 2007:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2005	4,250,000	$1.06
Options cancelled	(266,667)	.70
Options granted	200,000	1.00
Options exercised	—	—
Balance, December 31, 2006	4,183,333	$1.07

Options cancelled	(483,334)	$1.00
Options granted	—	—
Options exercised	—	—
Balance, December 31, 2007	3,699,999	$1.08	4.13

Exercisable, December 31, 2007	2,833,333	$1.06	3.60

Note 7 — Change in Accounting Policy - Accounting for Investment in Oil and Gas Properties

During the fourth quarter 2006, the Company changed its accounting for investments in oil and gas activities from a “cost recovery” approach to the “full cost” method. In accordance with SFAS No. 154, Accounting Changes and Corrections of Accounting Errors — A Replacement of Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3, changes in accounting policy should be made through retrospective application of the new policy to all prior periods presented. However, due to the lack of drilling results through September 30, 2006, the correction of this error had no impact on income from continuing operations, net income, total assets, or cash flows for any of the Company's previously filed financial reports.

The Company had initially adopted the “full cost” method of accounting for its oil and gas activities prior to June 30, 2006. Effective June 30, 2006, the Company changed its accounting method from “full cost” to a “cost recovery” approach for its oil and gas activities. Under the cost recovery approach, any funds received from operations of the Mubarek properties pursuant to the Participation Agreement entered into on May 18, 2005 would have been recorded as a reduction to the capitalized advances until such time as the Company recouped its entire $25,000,000 investment. Thereafter, the Company would have recorded subsequent proceeds received as income.

Note 8 — Income Taxes

For the years ended December 31, 2007 and 2006, the Company had net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2007, the Company has accumulated operating losses totaling approximately $32.1 million. The net operating loss carry forwards will begin to expire in 2019 if not utilized. The Company has recorded net operating losses in each year since its inception through December 31, 2007. Based upon all available objective evidence, including the Company's loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at December 31, 2007 and 2006.

Non-current deferred tax assets were as follows for the date indicated:

	December 31,
	2007	2006
Net operating losses	$9,597,851	$3,923,957
Less: valuation allowance	(9,597,851)	(3,923,957)
Net non-current deferred tax asset	$-	$-

All of the Company's current oil and gas activities are located offshore the coast of Sharjah, UAE and there are no income taxes due as no earnings or dividends were distributed or repatriated.

Undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company may be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the foreign countries.

The Company and its wholly owned subsidiaries have not filed required foreign and U.S. tax returns due for the years ended December 31, 2005, 2006, and 2007. No material tax liability is anticipated however the Company will not be in compliance until such reporting is made. Management has begun discussions with qualified firms to identify and prepare delinquent tax returns for filing. No accrual has been made for potential tax liabilities, penalties or interest.

The extent of the Company's U.S. operations is limited to its corporate finance, corporate governance, and investor relations functions as well as professional fees paid to U.S. based attorneys and accountants and other consultants. The total of these U.S. based expenditures was approximately $682,000 and $535,000 in 2007 and 2006, respectively.

A reconciliation between the income tax benefit determined by applying the applicable Federal and state statutory income tax rate to the pre-tax loss is as follows for the period indicated:

	Year Ended December 31,
	2007	2006
Tax benefit at statutory income tax rate	$(6,322,651)	$(3,939,424)
Stock based compensation	648,057	751,738
Other	700	700
Change in valuation allowance	5,673,894	3,186,986
Tax benefit reported	$-	$-

As of January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 Accounting for Income Taxes. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as other general and administrative expense. There was no interest or general and administrative expense accrued or recognized related to income taxes for the year ended December 31, 2007. The Company has not taken a tax position that, if challenged, would have a material effect of the financial statements or the effective tax rate for the twelve-months ended December 31, 2007, or during the prior three years applicable under FIN 48. The Company has not estimated liabilities, penalties, or interest due for not filing, foreign and U.S. tax returns.

Note 9 - Restatement of 2006 Consolidated Financial Statements

Management has determined that the Company’s audited consolidated financial statements for the year ended December 31, 2006 require restatement of certain amounts and balances presented as a result of the following (i) an error in following the Company’s revenue recognition criteria, (ii) an error in recording stock based compensation, and (iii) an error and reclassification of general and administrative expenses.

The following table presents the effect of the restatements made to the Company's previously reported consolidated statement of operations for the year ended December 31, 2006 and its consolidated balance sheet at December 31, 2006:

	For the year ended December 31, 2006
	Previously Reported	Adjustments	Restated
Statement of Operations:
Revenue	$2,407,939	$(563,253)	$1,844,686
Lease operating expenses	139,921	(46,270)	93,651
Stock based compensation	1,829,439	318,383	2,147,822
Other general and administrative	1,495,380	5,495	1,500,875
Net operating loss	(10,792,346)	(840,861)	(11,633,207)
Net loss	(10,414,635)	(840,861)	(11,255,496)
Net loss applicable to common stockholders	(11,184,635)	(840,861)	(12,025,496)
Net loss per share, basic and diluted	(0.24)	(0.02)	(0.26)

	As of December 31, 2006
	Previously Reported	Adjustments	Restated
Balance sheet
Accounts receivable	$1,679,649	$(539,178)	$1,140,471
Inventory	—	22,195	22,195
Total Current Assets	7,503,079	(516,983)	6,986,096
Investment in oil & gas properties	17,701,760	1,245	17,703,005
Deposits and other assets	4,066	(1,227)	2,839
Total assets	25,213,373	(516,965)	24,696,408
Accounts payable and accrued liabilities	135,777	5,513	141,290
Additional paid-in capital	38,065,452	318,383	38,383,835
Accumulated deficit	(13,036,395)	(840,861)	(13,877,256)
Total liabilities and stockholders' equity	25,213,373	(516,965)	24,696,408

Note 10 - Related Party Transactions

During 2007 and 2006, the Company had a Consulting and Business Development Agreement with Energy Services Group Dubai (“ESG”), a related party. Pursuant to the agreement, ESG is to provide certain business development services to the Company for a fee of $42,500 monthly. For the years ended December 31, 2007 and 2006, the Company recorded consulting expense of approximately $908,000 and $489,000, respectively, related to this contract. At December 31, 2007 and 2006, $168,000 and $nil, respectively, of these consulting fees were included in accounts payable and accrued liabilities in the accompanying balance sheets. One of the Company’s directors is the founding partner of ESG.

During 2007 and 2006, the Company recorded compensation expense of $175,000 and $210,000, respectively, for compensation paid to an officer and director of the Company.

Note 11 - Investment in Non-Affiliated Entity

We have acquired a minority stake in the development of an oilfield in the Komi Republic of the Russian Federation by acquiring a 3.9% interest in Pechora Energy for $1,000,000 through its UK parent company, Concorde Oil & Gas Plc. This acquisition is essentially a carried interest as the Company will not be required to contribute additional funds as Concorde intends to fund the field development through debt and production revenues rather than further stockholder equity. Pechora Energy holds the production license for the Luzskoye field in the Komi Republic, where it is carrying out appraisal drilling on the field. Production has increased as a result of drilling these new wells and through the work-over existing wells. The reserves and final development plan will be determined following the results of the current appraisal drilling program. The Company also has the right to participate in any other acquisitions Concorde makes in the Timan Pechora Basin.

Supplemental Financial Information for Oil and Gas Producing Activities (Unaudited)

The following tables set forth supplementary disclousures for oil and gas producing activities in accordance with SFAS No. 69 Disclosure about Oil and Gas Producing Activities. All of our operations are directly related to oil and gas producing activities located offshore in the Arabian Gulf off of the coast of Sharjah, UAE.

Capitalized Costs Relating to Oil and Gas Producing Activities:

	2007	2006
Evaluated Properties:
Mubarek K2-ST4 Well	$13,173,901	$12,289,999

Mubarek H2 Well	13,457,501	14,205,001

Accumulated Depletion	(9,189,274)	(3,611,103)

Impairment	(14,572,373)	(5,180,892)

Total	$2,869,755	$17,703,005

Costs Incurred in Oil and Gas Producing Activities:

For the Years Ended December 31:	2007	2006
Acquisition of proved properties	$—	$—
Acquisition of unproved properties	—	—
Development costs	135,158	—
Exploration costs	—	11,475,000

Total Costs Incurred	$135,158	$11,475,000

Results of Operations from Oil and Gas Producing Activities:

	Year ended December 31,
	2007	2006
Oil and gas revenues	$1,127,817	$1,844,686
Production costs	(78,032)	(93,651)
Exploration expenses	—	—
Depletion and depreciation	(5,578,792)	(3,612,348)
Impairment	(9,391,481)	(5,180,892)
Result of oil and gas producing operations before income taxes	(13,920,488)	(7,042,205)
Provision for income taxes	—	—
Results of Oil and Gas Producing Operations	$(13,920,488)	(7,042,205)

Proved Reserves

Our proved oil reserves have been estimated by petroleum reserve engineers as of December 31, 2007 and 2006, who are affiliated with the Company through a mutual director. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history, and changes in economic factors. Our proved reserves are summarized in the table below.

	Crude Oil Bbls
Reserves as of December 31:	2007	2006
Beginning of the period	108,788	—
Revisions of previous estimates	(72,954)	—
Extensions and discoveries	31,228	148,665
Production	(27,156)	(39,877)
End of the period	39,906	108,788

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

As of December 31, 2007, pursuant to the Participation Agreement, the Company is not liable for estimated well abandonment costs or net of salvage. Therefore, no abandonment costs are considered as part of the calculation of the full cost pool at December 31, 2007.

The standardized measure does not represent management's estimate of our future cash flows or the value of proved oil and gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, year-end prices used to determine the standardized measure of discounted cash flows, are influenced by seasonal demand and other factors and may not be the most representative in estimating future revenues or reserve data.

Price and cost revisions are primarily the net result of changes in year-end prices, based on beginning of year reserve estimates. Quantity estimate revisions are primarily the result of the extended economic life of proved reserves and proved undeveloped reserve additions attributable to increased development activity. The reserve report prepared as of December 31, 2007 used an estimated sales price of $85.00 per barrel of oil for 2008 and 2009, reducing linearly to $75.00 per barrel in 2014, and constant thereafter at $75.00 per barrel.

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

The standardized measure of the Company's proved crude oil and natural gas reserves at December 31, 2007 and 2006 was as follows:

At December 31:	2007	2006
Future cash inflows	$3,365,242	$6,527,273
Less: Future operating expenses	(140,295)	(381,714)
Future development costs	-	-
Future income taxes	-	-
Future net cash flows	3,224,947	6,145,559
10% annual discount	(355,192)	(1,480,054)

Standardized measure of discounted net cash flows	$2,869,755	$4,665,505

No income taxes have been provided above as future net cash flows are expected to be less than the Company's tax basis in the properties.

Changes in the Standardized Measure

Changes in the standardized measure of the Company's proved crude oil and natural gas reserves for the year ended December 31, 2007 and 2006 were as follows:

	2007	2006
Future cash inflows	$(3,162,031)	$6,527,273
Less: Future operating costs	241,419	(381,714)
Future development costs	—	—
Future income taxes	—	—
Future net cash flows	(2,920,612)	6,145,559
10% annual discount	1,124,862	(1,480,054)

Standardized measure of discounted net cash flows	$(1,795,750)	$4,665,505

No income taxes have been provided above because none are expected to be due because the future net cash flow are expected to be less than the Company's basis in the properties.

	2007	2006
Balance - beginning of year	$4,665,505	$—
Sales, net of operating expenses	(1,957,817)	(1,751,035)
Extensions and discoveries	14,970,221	6,416,540
Accretion of discount	(355,192)	—
Net changes in prices and productions costs	1,153,290	—
Revisions of prior estimates	(15,606,252)	—
Balance - end of year	$2,869,755	$4,665,505

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change from Beckstead and Watts, LLP to BDO Patel and Al Saleh

Effective on September 29, 2006, we terminated the services of our principal independent auditor, Beckstead and Watts, LLP, Chartered Accountants of Henderson, Nevada (Beckstead and Watts). We engaged BDO Patel and Al Saleh, of Dubai, United Arab Emirates (BDO), as our new principal independent accountant effective on September 29, 2006, to audit our financial records.

Effective on October 31, 2006, we re-appointed Beckstead and Watts to be our principal independent auditor for the purpose of reviewing our third-quarter financial statements. The re-appointment was made because BDO, which we had previously engaged as our principal independent auditor, was not yet registered with the Public Company Accounting Oversight Board (PCAOB) and the transition process to BDO had taken longer than expected. The re-appointment of Beckstead and Watts was recommended and approved by our Audit Committee, within its powers as granted by the Company's Audit Committee Charter.

Subsequently, BDO completed its registration with PCAOB, and effective on March 1, 2007 we terminated the services of Beckstead and Watts and re-appointed BDO. The change in auditor was recommended and approved by our Audit Committee, within its powers as granted by the Company's Audit Committee Charter.

In Beckstead and Watts' principal accountant reports on the Company's financial statements for each of the past two years, no adverse opinion was issued and no opinion of Beckstead and Watts was modified as to audit scope or accounting principles. Beckstead and Watts' principal accountant report on the Company's financial statements for the year-ended December 31, 2004, as reported in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005, contained a disclaimer paragraph concerning uncertainty as to the Company's ability to continue as a going concern. The financial statements did not include any adjustments that might have resulted from the outcome of this uncertainty. No other reports in each of the past two years contained a disclaimer of opinion or were modified as to uncertainty.

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

Change from BDO Patel and Al Saleh to Whitley Penn, LLP

On October 11, 2007, we received a notice of resignation from its principal registered independent accountant, BDO Patel and Al Saleh, United Arab Emirates (“BDO Patel”).

As BDO Patel was not appointed as the Company’s principal registered independent accountant until March 1, 2007, during each of the Company’s past two fiscal years, BDO Patel has issued a report only on the Company’s financial statements for the fiscal year ended December 31, 2006. During this period, BDO Patel’s principal accountant reports on the Company’s financial statements contained no adverse opinion and no opinion of BDO Patel was modified as to audit scope or accounting principles. BDO Patel’s principal accountant report on the Company’s financial statements for the year-ended December 31, 2006, as reported in the Company’s Form 10-KSB filed with the Securities and Exchange Commission on May 16, 2007, did not contain any disclaimer paragraph concerning any uncertainty as to the Company’s ability to continue as a going concern. No reports issued by BDO Patel in each of the past two years contained a disclaimer of opinion or were modified as to uncertainty.

In the two most recent fiscal years and any interim period preceding the resignation of BDO Patel, based on the Company’s communications with BDO Patel, to date, the Company is not aware of any disagreements with BDO Patel on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of BDO Patel, would have caused it to make references to the subject matter of the disagreement(s) in connection with its reports.

Based on the Company’s communications with BDO Patel, to date, the Company is not aware of any reportable events (as defined in Item 304(a)(1)(iv)(B) of Regulation S-B) that have occurred during the two most recent fiscal years and the interim period preceding the resignation of BDO Patel.

On December 4, 2007, the Company engaged Whitley Penn LLP (“Whitley Penn”) as its new independent registered public accounting firm effective on December 4, 2007, to audit the Company’s financial records. Whitley Penn is registered with the Public Company Accounting Oversight Board. During the two most recent fiscal years and the interim period preceding the appointment of Whitley Penn, the Company did not consult Whitley Penn regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that it considered an important factor in reaching a decision as to any accounting or financial reporting issue; or any matter that was either the subject of a disagreement or event (as defined in Regulation S-B, Item 304(a)(1)(iv)(B)).

ITEM 8A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were not adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

In management’s review of financial information required to be reported in this report on Form 10-QSB, management determined that material weaknesses existed in the Company’s internal control over financial reporting. In considering the intersection of the Company’s policies on disclosure controls and procedures and on internal control over financial reporting, the Company’s management determined that the material weaknesses in internal control over financial reporting did affect the Company’s disclosure controls and procedures. For this reason, the CEO and CFO have determined that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not adequate. However, as described in the following section “Changes in Internal Control over Financial Reporting”, the Company’s management, including the CEO and CFO, have taken actions to address the material weaknesses in the Company’s internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 and material weaknesses were discovered. These material weaknesses are described in detail below under the section heading “Changes in Internal Control over Financial Reporting.”

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

The Company's management, including the CEO and CFO, does not expect that its disclosure controls and procedures or internal controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

During the period covered by this annual report on Form 10-KSB, a change was made to the Company's internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. These changes were made in response to management’s determination that material weaknesses existed in the Company’s internal control over financial reporting.

The following represents the Company’s management’s assessment of material weaknesses in the system of internal control over financial reporting.

1.
The Company does not maintain adequate core competencies in the areas of technical accounting and financial reporting within the accounting staff to supplement the Chief Financial Officer. As a result there is an inadequate level of review of critical accounting analyses and estimates and there is an inadequate segregation of duties.

2.
The Company does not maintain an effective system of supervision and review of production quantities, conversions, oil in inventory and timing and quantity of lifts. Further, there are insufficient communications to insure the timely and accurate reporting of significant events.

3.
The Company has not monitored and responded to critical contractual provisions of the Participation Agreement. Failure to do so has resulted in material errors in the areas of revenue recognition and impairment analyses. These failures have related primarily to the extent of drilling and completion overruns and certain ambiguities in the contractual provisions.

4.
The Company should engage independent reservoir engineers to produce reserve reports. Critical assumptions used in computing reserves should be reviewed by operations personnel as well as the Chief Financial Officer.

During the year ended December 31, 2007 and the interim period, the Company’s management implemented changes to internal control over financial reporting including the hiring of vcfo to provide oversight and guidance to the finance and accounting team. Under the agreement with vcfo, Hilda Kouvelis, a Senior CFO at vcfo and our Chief Financial Officer, was assigned to us to provide CFO level support, including assisting us with operational and public reporting requirements, oversight and guidance of finance and accounting matters, and such other assistance as needed by our finance and accounting team.

The Company’s management, including the CEO and CFO, are working to implement additional changes in internal control over financial reporting to address these material weaknesses. These changes include modernizing the Company’s account payable procedures, moving final oversight of the Company’s accounts to the Company’s principal office in Texas, hiring additional accounting staff with expertise in United States GAAP, and conducting spot audits on production at the Mubarek wells.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company's Board of Directors consists currently of five directors. Directors are elected for one-year terms and serve until their successors are elected and qualified. All of the executive officers of the Company are full-time employees of the Company. Executive officers of the Company are appointed for a one-year term and serve until their respective successors have been selected and qualified; provided, however, such officers are subject to removal at any time by the affirmative vote of a majority of the Board of Directors. The ages of the directors, executive officers and key employees are shown as of December 31, 2007.

Name	Position	Director/Officer Since	Age
Michael D. Noonan(1)	Vice President, Corporate, Secretary and Director	August 25, 2005	49

Karim Jobanputra(2)	Interim Chief Executive Officer, Director and Interim Principal Executive Officer	November 2, 2005	41

Ian R. Baron(3)	Vice President Exploration and Production and Director	November 16, 2005	51

Peter J. Cockcroft(4)	Director	November 16, 2005	56

Nigel McCue	Director	May 30, 2006	56

Shafiq Ur Rahman	Manager of Finance and Administration	May 29, 2006	56

Hilda Kouvelis(5)	Interim Chief Financial Officer and Interim Principal Financial and Accounting Officer	November 5, 2007	45

(1)	Mr. Noonan was appointed as director on November 16, 2005. Mr. Noonan was appointed Secretary effective May 30, 2006.

(2)	Mr. Jobanputra was appointed interim Chief Executive Officer on September 12, 2007

(3)	Mr. Baron resigned as Vice President Exploration and Production on February 10, 2008

(4)	Mr. Cockcroft was appointed Chairman of the Board on January 19, 2008

(5)	Ms. Kouvelis was appointed as interim Chief Financial Officer on November 5, 2007

The following is a description of the principal occupations and other employment during the past five years and their directorships in certain companies of the directors of the Company. This information is as reported by the respective directors.

Michael D. Noonan - Vice President, Corporate and Director. Michael D. Noonan, age 49, has been the Company's Vice President, Corporate since August 25, 2005. Mr. Noonan has more than 15 years of investor relations, corporate finance and corporate governance experience. Prior to joining the Company, Mr. Noonan worked for Forgent Networks from May, 2002 to February, 2006, where he most recently served as the Senior Director of Investor Relations. Prior to working at Forgent, Mr. Noonan was employed for two years from March 2000 to March 2002, by Pierpont Communications, an investor and public relations firm, where he was a Senior Vice President. Mr. Noonan has also served as director of investor relations and corporate communications at Integrated Electrical Services, an electrical services company, and manager of investor relations and public affairs for Sterling Chemicals, a manufacturer of commodity chemicals. He received a Master of Business Administration degree from Athabasca University in Alberta, Canada; a Bachelor of Business Administration degree in Business Administration and Economics from Simon Fraser University in British Columbia, Canada; and an Executive Juris Doctorate from Concord School of Law in Los Angeles, California.

Karim Jobanputra - Interim Chief Executive Officer and Director. Mr. Jobanputra, age 41, is an entrepreneur and owns companies that do business mostly in the Middle East and Europe. Mr. Jobanputra has experience in the areas of corporate finance and international business development, and also works as a self-employed consultant based in the United Kingdom. For the past 5 years he has provided consulting services to companies in the areas of corporate finance and business development in the Asian and Middle East markets, including Indonesia, Qatar, Saudi Arabia, India and China. Karim Jobanputra has been a director of O2Diesel Corp. since July 15, 2003. Mr. Jobanputra was nominated as a director by Sheikh Hamad Bin Jassim Bin Jabr al-Thani, the holder of 3,055,556 shares of Series A Preferred Stock purchased on September 20, 2005.

Ian R. Baron — Director. Mr. Baron, age 51, is the founding partner of Energy Services Group Dubai since February 2002. Mr. Baron is a graduate of Manchester University with a degree in geology. He has served as exploration director of Meridian Oil & Petrogulf Resources, Australia; Vice-President Conoco Middle East Ltd.; and CEO Dragon Oil plc (August 1999-February 2002); COO Aurado Energy Inc., Canada. He currently serves as non-executive director of the following companies; Concorde Oil & Gas plc, UK; Cadogan Petroleum plc, UK; Willstar Energy LP, USA. .

Peter J. Cockcroft - Chairman of the Board and Director. Mr. Cockcroft, age 56, is a geologist (University of Sydney) and consultant. Mr. Cockcroft has graduate business qualifications (Edinburgh Business School); he has recently been honored as a 2004 - 2005 Distinguished Lecturer for the Society of Petroleum Engineers on the topic of International Risk Management. A Permanent Resident of Singapore, he was appointed as a Research Fellow at Institute of South East Asian Studies (a Singapore “think-tank”) in September 2004 where he is writing a book on Asian Energy Investment. Mr. Cockcroft is a Life Fellow of the Royal Geographical Society, a Life Member of the Society of Petroleum Engineers, and A Fellow of the American Academy of Financial Management. He was a previous Chairman of Baraka Petroleum and was a founding Board member of Kuwait Energy KSC from October 2005 - January 2006, as well as Australian Oil Company Pty. Ltd. (AOC.AX). His last permanent position was as Advisor to the CEO of Premier Oil plc from March 2001 until January 2005. In December, 2006, he was appointed as Petroleum Advisor to the Prime Minister of East Timor.

Nigel R. McCue - Director. Mr. McCue, age 56, has over thirty years experience in the upstream sector of the petroleum industry. He is a Director and Chief Executive Officer of Jura Energy Corporation (appointed April 2006, current), a company listed on the Toronto Stock Exchange. He is a Director of Nemmoco Petroleum Limited (appointed April 2001, current), a private exploration and production company with interests located principally in Central and Eastern Europe. Prior to this he was a Director and Chief Financial Officer of Lundin Oil AB, a company with interests in over twenty countries with specific experience in mergers and acquisition, equity, corporate and project debt finance, and stock exchange listings. Prior to this, he held various positions with Chevron Overseas Inc. and Gulf Oil Corporation. Mr. McCue is a Non-Executive Director of Dragon Oil Plc (appointed April 2002, current) and is chairman of its audit committee and a member of its remuneration and nomination committees. He is also a Non-Executive Director of Lamprell plc. (appointed July 2006, current) and is chairman of its audit committee and a member of its remuneration and nomination committees.

Shafiq Ur Rahman - Manager of Finance and Administration. Shafiq Ur Rahman, age 56, is our Manager of Finance and Administration. Mr. Rahman has more than 30 years experience in the oil and gas industry. Prior to joining the company he served as Chief Accountant and Director of Finance and Administration for several companies, including in the past, Huston Oil and Minerals, Tenneco Oil, Lundin Oil (formerly International Petroleum Inc.), Arabex Petroleum, and Coplex Resources. From 1993-2003 Mr. Rahman worked as Chief Accountant to Resource Petrochemical Consultants. From October 2003- December 2005, Mr. Rahman was employed by Tanganyika Oil Company as Chief Accountant for its subsidiary Dublin International Petroleum (Syria). Mr. Rahman took an extended vacation prior to joining us on a part-time basis in February and full-time beginning in May of 2006. Mr. Rahman's global experience includes working in various countries in the Middle East, North and West Africa, and Asia. Mr. Rahman has a Bachelor in Commerce degree from Karachi University.

Hilda Kouvelis - Interim Chief Financial Officer. Ms. Kouvelis, 45, has been a Senior Associate with vCFO since the fall of 2007. Ms. Kouvelis has served as the Chief Financial Officer of Transatlantic Petroleum Corp. since January 2007, and prior to that she served as Controller since June 2005. Previously, Ms. Kouvelis served as Controller for Ascent Energy, Inc. from 2001 to 2004. Ms. Kouvelis has more than 20 years of industry experience, including 18 years with FINA, Inc., where she held various positions in finance and accounting, including Controller and Treasurer. Ms Kouvelis served as Financial Controller for international operations at the headquarters of PetroFina, S.A. in Brussels, Belgium from 1998 through 2000. She holds an M.B.A. degree in corporate finance and investment analysis from the University of Dallas and a B.B.A. degree in accounting from Angelo State University. Ms. Kouvelis is a licensed Certified Public Accountant.

None of our executive officers or key employees is related by blood, marriage or adoption to any other director or executive officer.

To our knowledge, there is no arrangement or understanding between any of our officers and any other person pursuant to which the officer was selected to serve as an officer.

Each of our directors was nominated to be elected as directors at our annual stockholders' meeting scheduled on June 27, 2007. We failed to obtain a quorum and our annual meeting was adjourned until August 8, 2007. On August 8, 2007, each director was elected to a new term.

Corporate Governance

The Company's Board of Directors is responsible for the Company's Corporate Governance policies and has separately designated standing Compensation, Nominating, and Audit Committees. The Company's Board of Directors has determined that all the members of the Compensation, Nominating, and Audit Committees are independent, based on the criteria for independence and unrelatedness prescribed by the Sarbanes-Oxley Act of 2002, section 10A(m)(3) and the American Stock Exchange.

Compensation

Compensation of the Company's Chief Executive Officer and all other officers is recommended to the board for determination by the Compensation Committee. The Compensation Committee is composed of two independent and one non-independent directors: Karim Jobanputra (non-independent), Peter Cockcroft (independent), and Nigel McCue (independent). The Compensation Committee develops reviews and monitors director and executive compensation and policies. The Compensation Committee is also responsible for annually reviewing the adequacy of compensation for directors and others and the composition of compensation packages. The Company's Chief Executive Officer cannot be present during the Committee's deliberations or vote.

Nominating Committee

The Corporate Governance and Nominating Committee are currently composed of two independent and one non-independent directors: Karim Jobanputra (non-independent), Peter Cockcroft (independent), and Nigel McCue (independent). Nominees for the election to the Board of Directors are recommended by the Nominating Committee. The Company has adopted a formal written board resolution addressing the nomination process and such related matters as may be required under federal securities laws.

Audit Committee

The Company's Board of Directors has a separately designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Company's Audit Committee is comprised of:

•	Karim Jobanputra

•	Peter Cockcroft

•	Nigel McCue

In the opinion of the Company's Board of Directors, all of the members of the Audit Committee are independent (as determined under Rule 10A-3 of the Exchange Act and the rules of the American Stock Exchange) (except for Mr. Jobanputra, who currently serves as our interim Chief Executive Officer, but who receives no compensation for such services) and all are financially literate.

Audit Committee Financial Expert

The Company's Board of Directors has determined that Nigel R. McCue, a member of the Audit Committee, qualifies as an audit committee financial expert (as defined in Item 407 of Regulation S-B under the Exchange Act) and is independent as defined by the American Stock Exchange.

Code of Ethics

We have adopted a corporate code of ethics administered by our corporate secretary, Michael D. Noonan. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct, to provide full, fair, accurate, timely and understandable disclosure in public reports, to comply with applicable laws, to ensure prompt internal reporting of code violations, and to provide accountability for adherence to the code. Our code of ethics provides written standards that are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

•	Compliance with applicable governmental laws, rules and regulations; and

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

Our Code of Ethics is available at our website at www.skypetroleum.com. We intend to disclose any waiver from a provision of our code of ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our code of ethics on our website. No waivers were granted from the requirements of our Code of Ethics during the year ended December 31, 2007, or during the subsequent period from January 1, 2008, through the date of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors, and persons who beneficially own more than 10% of the Company's common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely upon information provided to us by individual officers, directors and 10% Stockholders, we believe that all of these filing requirements were satisfied by our officers, directors, and 10% Stockholders in fiscal 2007.

Right to Appoint Directors

On September 20, 2005, we entered into an agreement with Sheikh Hamad Bin Jassen Bin Jaber Al Thani, wherein the Sheikh purchased 3,055,556 shares of our Series A Preferred Stock, representing all the authorized shares of Series A Preferred Stock. The holders of the Series A Preferred Stock are entitled to appoint one director to our Board of Directors. The Sheikh exercised this right and appointed Karim Jobanputra as a director. After purchasing the Series A Preferred Stock, the Sheikh holds 15,296,424 shares of our common stock consisting of 12,222,224 shares of Common Stock issued upon conversion of the Series A Preferred Stock and 3,074,200 shares of Common Stock purchased in the open market. The Sheikh converted all the Series A Preferred Stock on April 20, 2007.

ITEM 10.	EXECUTIVE COMPENSATION

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other executives for the fiscal year ended December 31, 2007 is as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Comp.		Total
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)		(j)
Brent Kinney Former Chief Executive Officer and Director	2007	$213,550	(1)	—	—	—	—	—	—		$213,550
	2006	$244,500	(2)	—	—	—	—	—	—		$244,500

Michael D. Noonan Corporate Secretary, Vice President Corporate, and Director	2007	$159,600	(3)	—	—	—	—	—	158,278	(5)	$317,878
	2006	$154,500	(4)	—	—	—	—	—	—		$154,500

Karim Jobanputra Interim Chief Executive Officer and Director	2007	$39,600	(6)	—	—	—	—	—	—		$39,600
	2006	$34,800	(7)	—	—	—	—	—	—		$34,800

Shafiq Ur Rahman Manager of Finance and Administration	2007	$94,248		—	—	—	—	—	—		$94,248
	2006	$89,248		—	—	—	—	—	—		$89,248

(1)	Includes $175,000 in salary for services as Chief Executive Officer, $15,000 in director fees, $4,800 in board of directors meeting allowance, and $18,750 in remuneration for services as Chairman.

(2)	Includes $210,000 in salary for services as Chief Executive Officer, $30,000 in director fees, and $4,500 in board of directors meeting allowance

(3)	Includes $120,000 paid in consulting fees for services as Corporate Secretary, $30,000 in director fees, and $9,600 in board of directors meeting allowance

(4)	Includes $120,000 paid in consulting fees for services as Corporate Secretary, $30,000 in director fees, and $4,500 in board of directors meeting allowance

(5)	Mr. Noonan was reimbursed for expenses related to his services to the Company for a total of $158,278.

(6)	Mr. Jobanputra does not receive compensation for his services as Interim Chief Executive Officer. Includes $30,000 in director fees and $9,600 in board of director meeting allowance.

(7)	Includes $30,000 in director fees and $4,800 in board of director meeting allowance.

Executive Compensation Agreements and Summary of Executive Compensation

Report of the Board of Directors on Executive Compensation

During the year ended December 31, 2007, our Board of Directors was responsible for establishing compensation policy and administering the compensation programs of our executive officers.

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

Employment Agreement with Brent D. Kinney - Former Chief Executive Officer

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

Mr. Kinney passed away in November of 2007.

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

On April 19, 2006, the Board of Directors appointed Michael Noonan to become Secretary to the Company following the resignation of Daniel Meyer from that office. During the transition period from April 19, 2006 to May 30, 2006, Mr. Noonan aided Mr. Meyer and the company in carrying out the rights and responsibilities of the office. Following the end of the transition period, Mr. Meyer's resignation was approved by the Board, effective May 30, 2006. On May 30, 2006, the Board approved the appointment of Mr. Noonan to the office of Secretary to the company and ratified and approved all previous actions taken by Mr. Noonan with respect to the rights and responsibilities of the office. Mr. Noonan continues to serve as Vice President, Corporate, a position he had held since August 25, 2005, and Director, to which he was appointed November 16, 2005.

Effective April 1, 2006, we entered into an addendum to the Independent Contractor Services Agreement to extend the term of the Agreement through July 31, 2007.

Effective August 1, 2007, we entered into an addendum to the Independent Contractor Services Agreement to extend the term of the Agreement through July 31, 2008.

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

Equity Awards

The following table sets forth certain information concerning our outstanding options for our named executive officers at December 31, 2007. None of our named executive officers had any unvested restricted stock awards at December 31, 2007.

Outstanding Equity Awards At Fiscal Year-End—2007

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable		Options (#)	($)	Date
Brent Kinney	833,333	0	(1)	—	1.00	11/17/2008
	133,333	0	(1)		1.00	11/17/2008

Michael Noonan	400,000	200,000	(2)		1.29	9/28/2015
	133,333	66,667	(2)	—	1.88	11/16/2012

Karim Jobanputra	133,333	66,667	(3)	—	1.00	11/15/2012

Totals	1,633,332	333,334

(1)
Mr. Kinney was appointed as our Chief Executive Officer on November 1, 2005. We granted Mr. Kinney options to purchase 1,250,000 shares of common stock exercisable at $1.00 per share. The options vest in 1/3 increments on October 1, 2006, 2007 and 2008. As of December 31, 2007, 833,333 options had vested. Mr. Kinney was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of December 31, 2007, 133,333 options had vested. Mr. Kinney passed away on November 17, 2007. All unvested options terminated on that date. All vested options may be exercised by Mr. Kinney’s estate for a period of one year from his death.

(2)
Mr. Noonan was appointed as our Vice President, Corporate on August 25, 2005. On September 28, 2005, we granted Mr. Noonan options to purchase 600,000 shares of common stock at $1.29 per share, of which 200,000 shares vest on April 30, 2006, 200,000 vest on April 30, 2007 and 200,000 shares vest on April 30, 2008. As of December 31, 2007, 400,000 options have vested. Mr. Noonan was appointed to our board of directors on November 16, 2005 and was granted 200,000 options at $1.88 per share, effective November 16, 2005, under our U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of December 31, 2007, 133,333 options had vested.

(3)
Mr. Jobanputra was appointed to our board of directors on November 15, 2005 and was granted 200,000 options, effective November 15, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of December 31, 2007, 133,333 options had vested.

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

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Ian Baron	$37,200	—	—	—	—	—	$37,200
Peter Cockcroft	$44,400	—	—	—	—	—	$44,400
Nigel McCue	$44,400	—	—	—	—	—	$44,400

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

Consulting Agreement with Energy Services Group Dubai

Mr. Ian Baron, a director, is the founding partner of Energy Services Group Dubai (ESG), with which we entered into a Consulting and Business Development Agreement to retain the services of ESG to assist us in sourcing and in evaluating exploration and development opportunities. Pursuant to the Consulting Agreement ESG receives a retainer of $42,500 per month in return for which ESG must provide us with 25 man-days per month of consulting services ($1,700 per day). Additional days are charged at $1,700 per day and any days not used in a month are carried forward and credited to us for future use. The Consulting Agreement provides business development services to us on the basis that opportunities to participate in new ventures would first be presented to us and that Mr. Baron would act as our negotiator on new ventures that we wished to pursue. The Consulting Agreement was terminated effective January 31, 2008. A new consulting agreement was entered into effective February 1, 2008 where ESG is to receive a retainer of $5,000 per month in return for which ESG must provide us with 2 man-days per month of consulting services ($2,500 per day). Additional days are charged at the normal ESG Dubai fee structure.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of December 31, 2007 by:

•	each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock;

•	our named executive officers;

•	our directors; and

•	all of our executive officers and directors as a group.

Name of Stockholder	Address	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Directors and Named Executive Officers
Brent Kinney(1) Chief Executive Officer	P.O. Box 211247 Dubai United Arab Emirates	966,666		1.62%

Michael Noonan(2) Vice President, Corporate	401 Congress Avenue Suite 1540 Austin, Texas USA 78701	533,333		**

Karim Jobanputra(3) Director	P.O. Box 82 Doha State of Qatar	133,333		**

Ian R. Baron(4) Director	P.O. Box 72794 Dubai United Arab Emirates	533,333		**

Peter Cockcroft(5) Director	350 Orchard Road #21-01 Shaw House Singapore 238868	133,333		**

Nigel R. McCue(6) Director	Suite 123 Umm Suqeim Building PO Box 37174 Sheikh Zayed Road Dubai UAE	66,666		**

All Officers & Directors as a Group		2,366,664		3.87%

5% Stockholders

Sheikh Hamad Bin Jassen Bin Jaber Al Thani (7)	PO Box 4044 Alwajbam Palace Doha, Qatar	15,296,424	(8)	26.02%

Metage Capital Limited (8)	8 Pollen Street London, W1S 1NG	4,000,000	(9)	6.80. %

** Less than 1%.

(1)
Mr. Kinney was appointed as our Chief Executive Officer on November 1, 2005. We granted Mr. Kinney options to purchase 1,250,000 shares of common stock exercisable at $1.00 per share. The options vest in 1/3 increments on October 1, 2006, 2007 and 2008. As of December 31, 2007, 833,333 options had vested. Mr. Kinney was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of December 31, 2007, 133,333 options had vested. Mr. Kinney passed away on November 17, 2007. All unvested options terminated on that date. All vested options may be exercised by Mr. Kinney’s estate for a period of one year from his death.

(2)
Mr. Noonan was appointed as our Vice President, Corporate on August 25, 2005. On September 28, 2005, we granted Mr. Noonan options to purchase 600,000 shares of common stock at $1.29 per share, of which 200,000 shares vest on April 30, 2006, 200,000 vest on April 30, 2007 and 200,000 shares vest on April 30, 2008. As of December 31, 2007, 400,000 options have vested. Mr. Noonan was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of December 31, 2007, 133,333 options had vested. Includes 10,000 shares of common stock.

(3)
Mr. Jobanputra was appointed to our board of directors on November 15, 2005 and was granted 200,000 options, effective November 15, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of December 31, 2007, 133,333 options had vested.

(4)
Mr. Baron was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of December 31, 2007, 133,333 options had vested. We granted Mr. Baron 600,000 options, effective November 16, 2005, under the terms of an option agreement, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of December 31, 2007, 400,000 options had vested.

(5)
Mr. Cockcroft was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of December 31, 2007, 133,333 options had vested.

(6)
Mr. McCue was appointed to our board of directors on May 30, 2006 and was granted 200,000 options, effective May 30, 2006, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of December 31, 2007, 66,666 options had vested.

(7)
Includes 3,074,200 shares of common stock held by Sheikh Hamad Bin Jassen Bin Jaber Al Thani and 12,222,224 shares of common stock issued on April 20, 2007 upon conversion of 3,055,556 shares of Series A Preferred Stock held by the shareholder.

(8)
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

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Mr. Kinney passed away in November of 2007.

Consulting Agreement with Michael Noonan

In connection with the appointment of Mr. Michael Noonan as our Vice President Corporate on August 25, 2005, we entered into an Independent Contractor Services Agreement and a Confidentiality Agreement for the services of Mr. Noonan as our Vice President Corporate. Under these agreements, we anticipate that Mr. Noonan will serve as our Vice President Corporate until July 31, 2006 at a consulting fee of $10,000 per month. Under the terms of the Confidentiality Agreement, Mr. Noonan is prohibited from disclosing certain confidential information with respect to Sky Petroleum for a period of five years following the termination of the Independent Contractor Services Agreement. In connection with Mr. Noonan's appointment as Vice President Corporate, we granted Mr. Noonan stock options exercisable to acquire 600,000 shares of common stock exercisable at $1.29 per share of which 200,000 shares vest on April 30, 2006, 200,000 vests on April 30, 2007 and 200,000 shares vest on April 30, 2008. Effective April 1, 2006, we entered into an addendum to the Independent Contractor Services Agreement to extend the term of the Agreement though July 31, 2007. Effective August 1, 2007 we entered into an addendum to the Independent Contractor Services Agreement to extend the term of the Agreement though July 31, 2008

Consulting Agreement with Energy Services Group Dubai

Mr. Ian Baron, a director, is the founding partner of Energy Services Group Dubai (ESG), with which we entered into a Consulting and Business Development Agreement to retain the services of ESG to assist us in sourcing and in evaluating exploration and development opportunities. Pursuant to the Consulting Agreement EGS receives a retainer of $42,500 per month in return for which ESG must provide us with 25 man-days per month of consulting services ($1,700 per day). Additional days are charged at $1,700 per day and any days not used in a month are carried forward and credited to us for future use. The Consulting Agreement provides business development services to us on the basis that opportunities to participate in new ventures would first be presented to us and that Mr. Baron would act as our negotiator on new ventures that we wished to pursue. The Consulting Agreement was terminated effective January 31, 2008. A new consulting agreement was entered into effective February 1, 2008 where ESG is to receive a retainer of $5,000 per month in return for which ESG must provide us with 2 man-days per month of consulting services ($2,500 per day). Additional days are charged at the normal ESG Dubai fee structure.

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

Under the Separation Agreement, Mr. Screaton's stock options, exercisable to acquire 133,333 shares of common stock at $0.50 per share, will be amended to vest and become exercisable over two years. The first half (66,666 shares) will vest on April 30, 2006 and the balance (66,667 shares) will vest on April 30, 2007. The options terminate two years after vesting.

All other stock options previously granted to Mr. Screaton under the Contractor Agreement were terminated.

Mr. Screaton releases and discharges the Company from any claims, liabilities, costs and damages which Mr. Screaton has or may have against the Company for any act or omission which occurred on or prior to the date of Mr. Screaton's execution of the Separation Agreement.

Mr. Screaton also warrants that he has not filed nor will he file any claims, complaints, charges or lawsuits against the Company arising out of Mr. Screaton's employment and discontinuation of employment.

Mr. Screaton acknowledges that all of the confidential information (as defined in the Separation Agreement) is valuable, proprietary and the exclusive property of the Company and that he will not use or reveal, divulge or permit the use by the third parties of any confidential information.

Separation Agreement with Dan Meyer

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

Consulting Agreement with VCFO

On February 5, 2007, we entered into a letter agreement with virtualcfo, Inc. (d/b/a/ vcfo), engaging the services of vcfo to provide oversight and guidance to the finance and accounting team. Under the Agreement, Mike Churchill, a Senior CFO at vcfo and our Chief Financial Officer, was assigned to us to provide CFO level support, including assisting us with operational and public reporting requirements, oversight and guidance of finance and accounting matters, and such other assistance as needed by our finance and accounting team. The Agreement provides that we will pay a $5,000 retainer to vcfo and consulting fees will be paid on an hourly basis and billed weekly. Mike Churchill's services will be billed at $165 per hour. We have also agreed to pay certain expenses incurred by vcfo in providing the contracted services. On August 24, 2007, Mike Churchill resigned as Chief Financial Officer of the company. Hilda Kouvelis was appointed interim Chief Financial Officer on November 5, 2007 under the same terms of the letter agreement.

Director Independence

We have six (6) directors at December 31, 2007, including two independent directors, as follows:

•	Ian R. Baron

•	Peter J. Cockcroft - Independent

•	Karim Jobanputra

•	Brent D. Kinney

•	Nigel McCue - Independent

•	Michael D. Noonan

An “independent” director is a director whom the Board of Directors has determined satisfies the requirements for independence under the Sarbanes-Oxley Act of 2002, section 10A(m)(3) and under section 121A of the American Stock Exchange Company Guide.

ITEM 13.	EXHIBITS

Exhibit Number	Description
3.1(1)	Articles of Incorporation

3.2(2)	Amendment to Articles of Incorporation

3.3(2)	Amendment to Articles of Incorporation

3.4(6)	Certificate of Designation of Rights and Preferences of Series A Preferred Stock

3.5(1)	Bylaws

10.1(1)	Lease Agreement

10.2(3)	Participation Agreement between Sastaro Limited and Buttes Gas and Oil Co. International Inc.

10.3(3)	Compensation Agreement with Paraskevi Ltd.

10.4(5)	Independent Contractor Services Agreement and a Confidentiality Agreement, effective April 1, 2005, for the services of Mr. Noonan as our Vice President Corporate

10.5(4)	Stock Option Plan - Non-U.S. residents

10.6(4)	2005 U.S. Stock Incentive Plan - U.S. residents

10.7(7)	Form of Subscription Agreement used by selling stockholders in July 26, 2005 and August 25, 2005 private placements

10.8(8)	Employment Agreement between the Company and Brent Kinney

10.9(8)	Separation Agreement between the Company and Donald C. Cameron Consulting Ltd.

10.10(10)	Separation Agreement between the Company and James Screaton

10.11(11)	Separation Agreement between the Company and Dan Meyer

10.12(12)	Consulting Agreement between the Company and Energy Services Group Dubai dated February 1, 2008

10.13(9)	Option Agreement between the Company and Ian Baron

23.1	Consent of BDO Patel and Al Saleh, of Dubai, United Arab Emirates

23.2	Consent of Energy Services Group Dubai

23.3	Consent of Whitley Penn

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Previously filed with Form SB-2 on September 12, 2002

(2)	Previously filed with Form 10-KSB on March 31, 2005

(3)	Previously filed with Form 10-QSB on August 22, 2005

(4)	Previously filed with Form SB-2 (SEC File No. 333-127940) on August 30, 2005

(5)	Previously filed with Form SB-2/A Amendment No. 1 (SEC File No. 333-127940) on September 9, 2005

(6)	Previously filed as exhibit 3.1 to the Form 8-K filed on September 22, 2005

(7)	Previously filed with Form SB-2/A (SEC File No. 333-128285) on October 12, 2005

(8)	Previously filed with Form 10-QSB on November 15, 2005.

(9)	Previously filed with Form SB-2 on February 13, 2006.

(10)	Previously filed with Form S-1/A on June 12, 2006.

(11)	Previously filed with Form 10-QSB on August 15, 2006.

(12)	Previously filed with Form 8-K on March 4, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2007 and 2006 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2007 and 2006 were $77,011  and $73,081, respectively.

Audit-Related Fees

The aggregate fees billed by the Company's auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above for fiscal 2007 and 2006 were $nil and $nil, respectively.

Tax Fees

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2007 and 2006 were $nil and $6,750, respectively.

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for fiscal 2007 and 2006 were $nil and $nil, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY PETROLEUM, INC.

April 15, 2008	By:	/s/ KARIM JOBANPUTRA Karim Jobanputra
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/	KARIM JOBANPUTRA	Chief Executive Officer	April 15, 2008
	Karim Jobanputra	(Principal Executive Officer)

/s/	HILDA KOUVELIS	Chief Financial Officer	April 15, 2008
	Hilda Kouvelis	(Principal Financial Officer and
Principal Accounting Officer)

/s/	IAN BARON	Director	April 15, 2008
Ian Baron

/s/	PETER COCKCROFT	Chairman of the Board, and Director	April 15, 2008
Peter Cockcroft

/s/	NIGEL MCCUE	Director	April 15, 2008
Nigel McCue

/s/	MICHAEL D. NOONAN	Director	April 15, 2008
Michael D. Noonan