Form 10QSB/A
period 2006-09-30
SKY PETROLEUM, INC.
filed 2008-04-17
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 2 )

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐   Yes   ☒ No.

Number of shares of issuer’s common stock outstanding at Apirl 11, 2008:   58,793,709

Transitional Small Business format (check one):   ☐ Yes   ☒ No

INTRODUCTORY NOTE

The Company’s unaudited consolidated financial statements for the period ended September 30, 2006, as contained in this amended Quarterly Report on Form 10-QSB/A, including the Company’s unaudited Consolidated Balance Sheet as at September 30, 2006 and the Company’s unaudited Consolidated Statement of Operations and unaudited Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005, include entries that result from a restatement of the Company’s consolidated financial statements for prior periods.

As previously disclosed by the Company in its Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2007, the restatement of certain items in the Company’s consolidated financials statements results from several accounting errors discovered by the Company during its review of the Company’s consolidated financial statements required to be reported in the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007, filed with the SEC on December 20, 2007. These accounting errors include (i) an error in following the Company’s revenue recognition criteria, (ii) an error in calculating depletion, (iii) an error in recording stock-based compensation, and (iv) an error and reclassification of general and administrative expenses.

As a result of these accounting errors, the Company’s board of directors and audit committee have determined that the following consolidated financial statements of the Company should not be relied upon and will be restated by the Company: (1) the Company’s unaudited consolidated financial statements for the period ended September 30, 2006 contained in the Company’s Form 10-QSB/A as filed with the SEC on November 20, 2006, as amended August 21, 2007, (2) the Company’s audited consolidated financial statements for the year ended December 31, 2006 contained in the Company’s Form 10-KSB filed with the SEC on May 16, 2007, (3) the Company’s unaudited consolidated financial statements for the period ended March 31, 2007 contained in the Company’s Form 10-QSB/A filed with the SEC on May 21, 2007, as amended May 29, 2007, (4) the Company’s unaudited consolidated financial statements for the period ended June 30, 2007 contained in the Company’s Form 10-QSB as filed with the SEC on August 20, 2007, and (5) the Company’s unaudited consolidated financial statements for the period ended September 30, 2007 contained in the Company’s Form 10-QSB as filed with the SEC on December 20, 2007.

The restatement of the Company’s consolidated financial statements due to these accounting errors are presented in Note 9 - Restatement of Consolidated Financial Statements and in Item 2 - Management’s Discussion and Analysis or Plan of Operation in this Form 10-QSB/A.

This amendment incorporates certain revisions to historical financial data and related disclosures in the previously filed Quarterly Report on Form 10-QSB for the period ended September 30, 2006, but is not intended to update other information presented in the Quarterly Report on Form 10-QSB as originally filed with the SEC on November 20, 2006, as amended August 21, 2007, except where specifically noted.

The Company is concurrently filing an amendment to its Annual Report on Form 10-KSB/A for the year ended December 31, 2006, as filed with the SEC on May 16, 2007, which contains a restatement of the Company’s audited consolidated financial statements for the year ended December 31, 2006, including a restated Consolidated Balance Sheet, restated Consolidated Statement of Operations, restated Consolidated Statement of Changes in Stockholders’ Equity, and restated Consolidated Statements of Cash Flows. The amended Annual Report on Form 10-KSB/A contains an updated audit report on the restated 2006 financial statements.

For a discussion of events and developments subsequent to September 30, 2006, see the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, which contains audited consolidated financial statements for the year ended December 31, 2007 and restated audited consolidated financial statements for year ended December 31, 2006. See also the Company’s amended Quarterly Reports on Form 10-QSB/A for the quarterly periods ended March 31, 2007, June 30, 2007, and September 30, 2007 for restated unaudited consolidated financial statements for those periods. These reports are being filed concurrently with this amended Quarterly Report on Form 10-QSB/A.

PART I — FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

NOTE: These unaudited consolidated financial statements reflect the Company’s restatement of the Company’s unaudited Consolidated Balance Sheet as at September 30, 2006 and the Company’s unaudited Consolidated Statements of Operations and unaudited Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005, including entries that result from a restatement of the Company’s consolidated financial statements for prior periods.

Sky Petroleum, Inc.
(an Exploration Stage Company)
Consolidated Balance Sheet
(Unaudited)

September 30, 2006 (Restated - Note 9)
Assets

Cash and equivalents	$5,962,018
Accounts receivable, net of allowance of $0 (Note 4)	588,369
Inventories	18,128
Prepaid expenses	26,067

Total current assets	6,594,582

Other assets:
Fixed assets, net	4,896
Deposits	1,825
Investment in oil and gas properties, net of depletion of $1,389,854 (Note 3)	25,105,146

Total Other Assets	25,111,867

Total Assets	$31,706,449

Liabilities and Stockholders’ Equity

Accrued liabilities	$295,219

Stockholders’ Equity:
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,055,556 shares issued and outstanding (Note 5)	3,056
Common stock, $0.001 par value, 150,000,000 shares authorized, 46,571,485 shares issued and outstanding	46,571
Additional paid-in capital	37,588,282
Cumulative translation adjustment	(1,088)
Accumulated deficit during development stage	(6,225,591)

Total Stockholders’ Equity	31,411,230

Total Liability and Stockholders’ Equity	$31,706,449

The Accompanying Notes are an Integral Part of These Financial Statements

Sky Petroleum, Inc.
(an Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ending September 30,		Nine Months Ending September 30,		August 22, 2002 (Inception) to September 30,
	2006 Restated (Note 9)	2005 Restated (Note 9)	2006 Restated (Note 9)	2005 Restated (Note 9)	2006 Restated (Note 9)

Revenue	$615,017	$—	$615,017	$—	$615,066

Expenses:
Lease operating expenses	12,568	—	12,568	—	12,568
Depletion and depreciation	1,390,459	—	1,390,672	—	1,390,672
Consulting services	202,525	161,225	616,752	302,905	1,061,738
Compensation - related party	52,500	15,000	157,500	45,500	282,007
Share based compensation	471,670	—	1,352,273	—	1,668,077
Investor relations	180,073	189,396	343,630	189,396	784,051
Professional fees	36,900	168,141	255,348	195,891	495,356
Director fees	47,500	—	158,080	—	158,080
General and administrative expenses	184,453	64,052	427,586	171,593	716,212

Total expenses	2,578,648	597,814	4,714,409	905,285	6,568,761

Net operating loss	(1,963,631)	(597,814)	(4,099,392)	(905,285)	(5,953,695)

Other income (expense)
Interest (expense)	—	(39,627)	—	(43,627)	(43,627)
Interest income	67,882	—	306,838	—	381,153
Cumulative translation adjustment	(821)	205	(3,782)	(29,280)	(31,922)

Net loss	$(1,896,570)	$(637,236)	$(3,796,336)	$(978,192)	$(5,648,091)

Dividends on Preferred Stock	(192,500)	—	(577,500)	—	(577,500)

Net loss applicable to common shareholders	$(2,089,070)	$(637,236)	$(4,373,836)	$(978,192)	$(6,225,591)

Net loss per share - basic and fully diluted	$(0.04)	$(0.02)	$(0.09)	$(0.03)

Weighted average number of common shares outstanding - basic and fully diluted	46,571,485	31,227,770	46,503,639	28,744,319

The Accompanying Notes are an Integral Part of These Financial Statements

Sky Petroleum, Inc.
(an Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ending September 30,		August 22, 2002 (Inception) to September 30,
	2006 Restated (Note 9)	2005 Restated (Note 9)	2006 Restated (Note 9)

Cash flows from operating activities
Net loss	$(3,796,336)	$(978,192)	$(5,648,091)
Share issued for consulting services	1,352,273	—	1,668,077
Shares issued for capitalized services	975,000	520,000	1,495,000
Depletion and Depreciation	1,390,672	—	1,390,672
Share-based interest payments	—	—	28,284
Adjustment to reconcile net loss to net cash used by operations
Accounts receivable	(588,369)	—	(588,369)
Inventories	(18,128)		(18,128)
Prepaid expenses	(26,067)	(30)	(26,027)
Deposits	(1,825)	(475)	(1,825)
Accrued expenses	132,795	61,309	295,219
Accrued interest	—	16,500	—

Net cash used in operating activities	(579,985)	(380,888)	(1,405,188)

Cash flows from investing activities
Purchase of fixed assets	(5,713)	—	(5,713)
Investment in oil and gas properties	(11,475,004)	(7,520,000)	(26,495,004)

Net cash used in investing activities	(11,480,717)	(7,520,000)	(26,500,717)

Cash flows from financing activities
Proceeds from notes payable	—	4,150,000	4,150,000
Payments on notes payable	—	(4,150,000)	(1,200,000)
Stock subscriptions	—	203,660	—
Cumulative translation adjustment	3,856	(3,711)	(1,088)
Preferred dividend	(577,500)	—	(577,500)
Issuance of preferred stock	—	9,873,160	9,873,160
Issuance of common stock	30,000	10,120,561	21,623,391

Net cash (used in) provided by financing activities	(543,644)	20,193,670	33,867,963

Net (decrease) increase in cash	(12,604,346)	12,292,782	5,962,058
Cash at beginning of year	18,566,364	6,542	—

Cash at end of year	5,962,018	12,299,324	5,962,058

Supplemental disclosures:
Interest Paid	—	43,627	43,627

Income taxes paid	—	—	—

Shares issued for capitalized services	$975,000	$520,000	$1,495,000

Number of shares issued for services	500,000	500,000	1,000,000

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

Note 2 — Basis of Presentation

The condensed interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Note 4 — Commitments

As discussed in Note 3 above, the Company has provided BGOI cash in the amount of $25,000,000, its total commitment for the drilling costs associated with its two oil wells located in the Arabian Gulf.

During the month of September 2006, the Company recorded a receivable in the amount of $588,369 representing its share of the current production in the H2 well pursuant to the Participation Agreement.

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

Note 6 — Stock Options

On May 20, 2006, the Company granted stock options to Mr. Nigel McCue, an officer of the Company, to purchase 200,000 shares of $0.001 par value common stock at a strike price of $1.00 per share pursuant to his employment agreement. The options will vest over a three-year period. The Company cancelled 266,667 unvested stock options in April 2006. The value of the options on the grant date using the Black-Scholes Model is $330,564.

Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.50 - 1.88 at September 30, 2006	4,183,333	6.38	$1.03	366,666	1.07

The fair value of each option and warrant grant are estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	2006	2005
Average risk-free interest rates	5.00%	4.45%
Average expected life (in years)	4.5	4.5
Volatility	88%	72%

The following is a summary of stock option activity for 2006:

	Number Of Shares	Weighted Average Exercise Price

Balance, December 31, 2005	4,250,000	$1.07
Options cancelled	(266,667)	1.00
Options granted	200,000	1.00
Options exercised	—	—

Balance, September 30, 2006	4,183,333	1.07

Exercisable, September 30, 2006	366,666	$1.07

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

Note 8 — Income Taxes

For the periods ended September 30, 2006 and 2005, the Company had a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2006, the Company has accumulated operating losses totaling approximately $6.2 million. The net operating loss carry forwards will begin to expire in 2019 if not utilized. The Company has recorded net operating losses in each year since its inception through September 30, 2006. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at September 30, 2006 and 2005.

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

A reconciliation between the income tax benefit determined by applying the applicable Federal and state statutory income tax rate to the pre-tax loss is as follows for the period indicated:

	Year Ended September 30,
	2006	2005

Tax benefit at statutory income tax rate	$(1,338,340)	$(342,367)
Change in valuation allowance	1,338,340	342,367

Tax benefit reported	$—	$—

Note 9 - Restatement of 2005 and 2006 Consolidated Financial Statements

During the first quarter of 2007, the Company’s management determined that restatement of certain amounts and balances presented in the 2005 historical financial statements was required. Those restatements related to (i) the improper expensing, as share based compensation, of the value of common shares issued to Paraskevi in 2005, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by Paraskevi, (ii) errors made in various valuation assumptions used in the calculation of share based compensation associated with stock options issued in 2005, and (iii) the incorrect expensing of direct offering costs incurred in 2005 that should have been offset against the related offering proceeds.

 In the fourth quarter of 2007, management determined that the Company’s audited consolidated financial statements for the year ended December 31, 2006 require restatement of certain amounts and balances presented as a result of an error in following the Company’s revenue recognition criteria.

The following table presents the effect of the restatements made to the Company’s previously reported consolidated statement of operations for the nine months ending September 30, 2005 and its consolidated balance sheet at September 30, 2005:

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

The following table presents the effect of the restatements made to the Company's previously reported consolidated statement of operations for the nine months ending September 30, 2006 and its consolidated balance sheet at September 30, 2006:

	For the nine months ended September 30, 2006
	Previously Reported	Adjustments	Restated
Statement of Operations:
Revenue	$975,405	$(360,388)	$615,017
Lease operating expenses	58,085	(45,517)	12,568
Net operating loss	(3,784,521)	(314,871)	(4,099,392)
Net loss	(3,481,465)	(314,871)	(3,796,336)
Net loss applicable to common stockholders	(4,058,965)	(314,871)	(4,373,836)
Net loss per share, basic and diluted	(0.09)	--	(0.09)

	For the three months ended September 30, 2006
	Previously Reported	Adjustments	Restated

Statement of Operations:
Revenue	$975,405	$(360,388)	$615,017
Lease operating expenses	58,085	(45,517)	12,568
Net operating loss	(1,648,760)	(314,871)	(1,963,631)
Net loss	(1,581,699)	(314,871)	(1,896,570)
Net loss applicable to common stockholders	(1,774,200)	(314,870)	(2,089,070)
Net loss per share, basic and diluted	(0.04)	--	(0.04)

	As of September 30, 2006
	Previously Reported	Adjustments	Restated
Balance sheet
Accounts receivable	$921,368	$(332,999)	$588,369
Inventory	–	18,128	18,128
Total assets	32,021,320	(314,871)	31,706,449
Accumulated deficit	(5,910,720)	(314,871)	(6,225,591)
Total liabilities and stockholders' equity	32,021,320	(314,871)	31,706,449

ITEM 2.	PLAN OF OPERATION.

NOTE: Certain parts of the following Item 2. Plan of Operation reflect the effects of the restatement of our unaudited consolidated financial statements for the period ended September 30, 2006. For more information see the section heading “Change in Accounting Policy and Restatement of 2006 Consolidated Financial Statements” and review the Introductory Note to this amended Quarterly Report on Form 10-QSB/A. Apart from revisions relating to changed financial data from the restatement, as described above, this Item 2 has not been revised for new events and developments occuring after the original filing date of November 20, 2006, as amended August 21, 2007. Please see the Company’s subsequently filed Current Reports, Quarterly Reports, and Annual Reports, as filed with the Securities and Exchange Commission, for a discussion of events occurring subsequent to this Quarterly Report on Form 10-QSB/A.

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

Since our incorporation on August 22, 2002 through December 31, 2004, we were primarily engaged in the business of marketing, selling and distributing floral products, gifts and gourmet foods through our website. We only generated $49 in revenues during this period. As a result of determining the potential lack of viability of its previous business model, and the lack of capital to pursue the previous business model, the Company changed its business strategy and decided to pursue other business opportunities in the oil and gas industry. Since our inception through September 30, 2006 we had a cumulative loss during development stage of $6,225,000.

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

Management reviewed the calculation of share based compensation recorded during 2005 and determined that errors in various valuation assumptions were made that required correction. Accordingly, share based compensation was decreased by $520,000 in the restated 2005 consolidated financial statements presented herein. Finally during the preparation of the 2006 Form 10-KSB, management discovered that certain direct offering costs incurred in 2005 were incorrectly expensed, rather than offsetting such costs against the related offering proceeds. As a result, offering expenses were decreased by $1,952,571 in the restated nine months ending September 30, 2005 consolidated financial statements presented herein.

Restatement of 2006 Financials

In the fourth quarter of 2007, management determined that the Company’s audited consolidated financial statements for the year ended December 31, 2006 require restatement of certain amounts and balances presented as a result of an error in following the Company’s revenue recognition criteria.

Comparison of 2006 Statement of Operations to 2005 Restated Statement of Operations

During the nine months ended September 30, 2006, we had a net operating loss of $4,099,392 as compared to a net operating loss of $905,285 during the period ended September 30, 2005. The increase in operating loss was due mainly to increased expenses relating to our initial results from the drilling of the first well at Mubarek under our Participation Agreement. During 2006, the Company earned oil revenues of $615,017 (compared to $nil in 2005) and expenses from operations were $4,714,409 (compared to $905,285 in 2005). The increase in revenues in 2006 was due to the initial oil production from the first Mubarek well. Expenses during 2006 (compared to expenses during 2005) included lease operating expense of $12,568 ($nil), depletion and depreciation of $1,390,672 ($nil), consulting services of $616,752 ($ 302,905), share based compensation of $1,352,273 ($nil in 2005), related party compensation expenses of $157,500 ($45,500), and general and administrative expenses of $427,586 ($171,593). The increase in lease operating expense and depletion and depreciation related exclusively to the initial oil production from the first Mubarek H2 well during 2006. The increase in share based compensation in 2006 was because the majority of the stock options were issued late in 2005 and few of them had any significant vesting during 2005 as compared to nine months of vesting and the related amortization expense for vested stock options during 2006.

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

As of September 30, 2006, we had current assets of $6,594,582 including cash and cash equivalents of $5,962,018. As of September 30, 2006, we had current liabilities of $295,219. We had working capital of $6,299,363 as of September 30, 2006.

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

Costs related to unproved properties and major development projects may be excluded from costs subject to depletion until proved reserves have been determined or their value is impaired. These properties are assessed periodically and any impairment is transferred to costs subject to depletion. No such impairments have been identified by management at September 30, 2006.

Revenue Recognition

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

Subsequently, in late 2006, the Company’s management determined that the full cost method, rather than the cost recovery method, was the more appropriate accounting methodology for its oil and gas activities. Therefore, as disclosed in Note 7 to the consolidated financial statements for the year ended December 31, 2006, as filed on Form 10-KSB with the SEC on May 16, 2007, the Company changed its accounting policy, which is considered a material weakness in the Company’s disclosure controls and procedures.

Disclosure Controls and Procedures

At the end of the third quarter 2007, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule15d - 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

In management’s review of financial information required to be reported in this report on Form 10-QSB, management determined that a material weakness existed in the Company’s internal control over financial reporting, which resulted in management determining that accounting errors were made in the Company’s consolidated financial reports as filed with the SEC for prior reporting periods. These accounting errors, which are more fully described in Note 9 to the financial statements included in this report, include (i) an error in following the Company’s revenue recognition criteria, (ii) an error in calculating depletion and (iii) an error in recording stock-based compensation for cancelled options. As a result of these errors, the Company’s board of directors and audit committee have determined that the following consolidated financial statements of the Company should not be relied upon and will be restated by the Company: (1) the Company’s consolidated financial statements for the period ended September 30, 2006 contained in the Company’s Form 10-QSB as filed with the Securities and Exchange Commission (the “SEC”) on November 20, 2006, as amended August 21, 2007, (2) the Company’s audited consolidated financial statements for the year ended December 31, 2006 contained in the Company’s Form 10-KSB filed with the SEC on May 16, 2007, (3) the Company’s consolidated financial statements for the period ended March 31, 2007 contained in the Company’s Form 10-QSB filed with the SEC on May 21, 2007, as amended May 29, 2007, and (4) the Company’s consolidated financial statements for the period ended June 30, 2007 contained in the Company’s Form 10-QSB as filed with the SEC on August 20, 2007. For more information regarding the restatement of these financial statements please review the Company’s Current Report on Form 8-K filed with the SEC concurrently on December 20, 2007.

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

Changes in Internal Control Over Financial Reporting

There were changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As described above under the heading “Disclosure Controls and Procedures”, the Company’s management, has determined that accounting errors were made in the Company’s financial reports as filed with the SEC for prior reporting periods. The accounting errors, which are more fully described in Note 9 to the financial statements included in this report, include (i) an error in following the Company’s revenue recognition criteria, (i) an error in calculating depletion and (iii) an error in recording stock-based compensation.

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

Proxies were solicited under the proxy statement on filed with the SEC on Schedule 14A on June 2, 2006. Each nominee for director was elected, and each proposal was approved by the Shareholders.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Number	Description
18.1(1)	Letter from Beckstead & Watts LLP dated November 20, 2006 Regarding Change in Accounting Principles
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Previously filed with the SEC on the Company’s 10-QSB dated November 20, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY PETROLEUM, INC.

By:	/s/ Karim Jobanputra
Karim Jobanputra Interim Chief Executive Officer (On behalf of the registrant and as Principal Executive Officer)

Date: April 16, 2008

By:	/s/ Hilda Kouvelis
Hilda Kouvelis Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 16, 2008