Form 10KSB/A
period 2006-12-31
SKY PETROLEUM, INC.
filed 2008-04-17
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ࿠

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $1,127,817

The aggregate market value of the 58,793,709 shares of the registrant’s common equity (both voting and non-voting) held by non-affiliates, based on an average bid and asked price for the registrant’s common equity on April 11, 2008 of $0.26 as quoted on the NASD Over-the-Counter Bulletin Board, was $15,286,365. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

INTRODUCTORY NOTE

The Company’s audited consolidated financial statements for the year ended December 31, 2006, as contained in this amended Annual Report on Form 10-KSB/A, including the Company’s audited Consolidated Balance Sheet as at December 31, 2006 and the Company’s audited Consolidated Statements of Operations and audited Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005, include entries that result from a restatement of the Company’s consolidated financial statements for prior periods.

As previously disclosed by the Company in its Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on December 20, 2007, the restatement of certain items in the Company’s consolidated financials statements results from several accounting errors discovered by the Company during its review of the Company’s consolidated financial statements required to be reported in the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2007, filed with the SEC on December 20, 2007. These accounting errors include (i) an error in following the Company’s revenue recognition criteria, (ii) an error in calculating depletion, (iii) an error in recording stock based compensation, and (iv) an error and reclassification of general and administrative expenses.

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

The restatement of the Company’s consolidated financial statements due to these accounting errors are presented in Note 12 - Restatement of 2006 Consolidated Financial Statements and in Item 6 - Management’s Discussion and Analysis and Results of Operations of the Company in Part II of this Form 10-KSB/A for the fiscal year ended December 31, 2006.

This amendment incorporates certain revisions to historical financial data and related disclosure in the previously filed Annual Report on Form 10-KSB for the year ended December 31, 2006, but is not intended to update other information presented in the Annual Report on Form 10-KSB as originally filed with the SEC on May 16, 2007, except where specifically noted.

For a discussion of events and developments subsequent to December 31, 2006, see the Company’s amended Quarterly Reports on Form 10-QSB/A for the quarterly periods ended March 31, 2007, June 30, 2007, and September 30, 2007, which contain unaudited consolidated financial statements for the periods presented therein and the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, which contains audited consolidated financial statements for the year ended December 31, 2007 and restated audited consolidated financial statement for the year ended December 31, 2006. See also the Company’s amended Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2006 for restated unaudited consolidated financial statements for that period. These reports are being filed concurrently with this amended Annual Report on Form 10-KSB/A.

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

On March 28, 2005, we increased our authorized capital from 100,000,000 shares of common stock, $0.001 par value per share, to 150,000,000 shares of common stock, $0.001 par value per share. On March 28, 2005, we affected a 4 for 1 forward stock-split of our issued and outstanding shares of common stock, increasing the number of shares outstanding from 6,500,000 to 26,000,000 shares. Information contained in this report gives effect to the forward split. We are also authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share, and as of December 31, 2006 we have designated 3,055,556 shares of Preferred Stock as Series “A” Preferred Stock, all of which are currently outstanding. The Series “A” Preferred Stock is convertible into 12,222,224 shares of common stock. On April 20, 2007, all 3,055,556 Series “A” Preferred Stock was converted into 12,222,224 shares of common stock.

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
± 50'
SALT 1
MIOCENE
LOWER FARS ANHYDRITIC SECTION
4288'
± 50'
MIDDLE - LOWER FARS
SALT 1
Clays and Anhydrites with Halite
6568'
± 50'
CYCLIC SALTS
Clay and Halite with Anhydrite
7536'
± 50'
MASSIVE SALT
Halite
8208'
± 50'
PALAEOCENE - OLIGOCENE
PABDEH MARL
PM3
9680'
± 50'
Shales and Marls
11105'
± 50'
MAASTRICHTIAN - CAMPANIAN
GURPI SHALE
Shale
12440'
± 50'
SANTONIAN
DARK SHALE
12657'
± 50'
Limestone
12765'
± 50'
CENOMANIAN - ALBIAN
MISHRIF
Limestone
13160'
± 50'
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

Well log data over the reservoir section is available on 19 wells in the Mubarek Field. All wells show generally low porosity over the Ilam/Mishrif section, mainly less than 10%. Only 4 wells in the field have core data; however this data clearly shows that even in the better looking reservoir sections, porosity and permeability is low. Based on the well test results showing that wells tested at rates in excess of 15,000 bopd, clearly fracture porosity is playing a major role in the reservoir performance. In addition, erosion and leaching are known to have affected the Ilam/Mishrif reservoir in other fields in the area and should be expected to play a role in reservoir performance in Mubarek.

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

If the drilling and completion costs of the first two wells exceed $25 million and those excess costs have been paid by Buttes, then the payments to Sastaro described above will be decreased proportionately. Rising or unforeseen costs related to drilling and technical engineering may increase the cost related to drilling and completing the wells. As of December 31, 2006, the drilling and completion costs for the Mubarek H2 well totaled $14,205,001 and the capital pre-advanced drilling costs for the Mubarek K2 well are $12,289,999.

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

On January 30, 2007 we entered into a letter agreement with virtualcfo, Inc. (d/b/a/ vcfo), engaging the services of vcfo to provide oversight and guidance to our finance and accounting team. Under the Agreement, Michael Churchill, a Senior CFO at vcfo, has been assigned to us and will provide CFO level support, including assisting with operational and public reporting requirements, oversight and guidance of finance and accounting matters, and such other assistance as needed by our finance and accounting team.

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

We incurred net losses of $11,255,497 and $1,821,300 in the years ended December 31, 2006, and 2005, respectively. As of December 31, 2006, we had an accumulated deficit of $13,877,256.

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

We are dependent upon the continued services of Brent Kinney, our chief executive officer, Michael Churchill, our principal financial and accounting officer, Michael Noonan, our vice president, corporate and secretary, and Ian Baron, our vice president of exploration and production, who have significant experience in the oil and gas industry. We do not carry key person insurance on their lives. The loss of the services of either of our executive officers, through incapacity or otherwise, would be costly to us and would require us to seek and retain other qualified personnel.  See “Management.”

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

Broker-dealers may be discouraged from effecting transactions in our common stock because our common shares are considered a penny stock and are subject to the penny stock rules.

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

Holders

As of December 31, 2006, we had 46,571,485 shares of common stock issued and outstanding, held by 141 registered stockholders.

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

In April, 2006, we paid a dividend of $192,500 to the holders of the Series “A” Preferred Stock, related to the first quarter of 2006; in June 2006, we paid a dividend of $192,500 to holders of the Series “A” Preferred Stock, related to the second quarter of 2006; in October 2006, we paid a dividend of $192,500 to holders of the Series “A” Preferred Stock, related to the third quarter of 2006; in December 2006, we paid a dividend of $192,500 to holders of the Series “A” Preferred Stock, related to the fourth quarter of 2006. On April 20, 2007, all 3,055,556 Series “A” Preferred Stock was converted into 12,222,224 shares of common stock. The Company no longer has obligations to pay dividends on the Series “A” Preferred Stock.

Given our recent change in business, we do not believe that a performance graph comparing yearly percentage change with a market index is relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

NOTE: Certain parts of the following table reflect the effects of the restatement of the Company’s audited consolidated financial statements for the year ended December 31, 2006. For more information see the section heading “Change in Accounting Principle and Restatement of 2006 Consolidated Financial Statements” and review the Introductory Note to this amended Annual Report on Form 10-KSB/A. Apart from revisions relating to changed financial data from the restatement, as described above, this table has not been revised to reflect new events and developments. Please see the Company’s subsequently filed Current Reports, Quarterly Reports, and Annual Reports, as filed with the Securities and Exchange Commission, for a discussion of events occurring subsequent to this Annual Report on Form 10-KSB/A.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,383,333	$1.08	2,073,815
Equity compensation plans not approved by security holders(2)	800,000	$1.00	—
TOTAL	4,183,333	$1.07	2,073,815
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

Adoption of Non-U.S. Stock Option Plan

On July 26, 2005, we adopted, and on July 31, 2006 our stockholders approved, the Sky Petroleum, Inc. Non-U.S. Stock Option Plan, effective as of April 1, 2005. The Non-U.S. Plan authorizes the issuance of stock options to acquire up to 10% of our issued and outstanding shares of common stock. The purpose of the Non-U.S. Plan is to aid us in retaining and attracting Non-U.S. residents that are capable of enhancing our prospects for future success, to offer such personnel additional incentives to exert maximum efforts for the success of our business, and to afford such personnel an opportunity to acquire a proprietary interest in the company through stock options. Our Compensation Committee administers the Non-U.S. Plan and determines the terms and conditions under which options to purchase shares of our common stock may be awarded. The term of an option granted under the Non-U.S. Plan cannot exceed seven years and the exercise price for options granted under the Non-U.S. Plan cannot be less than the fair market value of our common stock on the date of grant.

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

Sales of Unregistered Securities

On February 7, 2006, we issued 500,000 shares of common stock to Paraskevi pursuant to the terms of our Compensation Agreement, dated May 18, 2005. The additional shares were issued in connection with advisory services provided to the Company in regard to our Participation Agreement with Buttes. Under the Compensation Agreement, we were obligated to issue the additional 500,000 shares once Sastaro provided $12.5 million of funding to Buttes for drilling costs and the Mubarek H2 well spudded.

Repurchase of Securities

During 2006, neither us nor any of our affiliates repurchased common shares of the Company registered under section 12 of the Exchange Act of 1934, as amended.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

NOTE: Certain parts of the following Item 6. Management’s Discussion and Analysis and Results of Operations of the Company reflect the effects of the restatement of the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2006. For more information see the section heading “Change in Accounting Principle and Restatement of 2006 Consolidated Financial Statements” and review the Introductory Note to this amended Annual Report on Form 10-KSB/A. Apart from revisions relating to changed financial data from the restatement, as described above, this Item 6 has not been revised to reflect new events and developments. Please see the Company’s subsequently filed Current Reports, Quarterly Reports, and Annual Reports, as filed with the Securities and Exchange Commission, for a discussion of events occurring subsequent to this Annual Report on Form 10-KSB/A.

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

In addition, certain statements made in this report may constitute “forward-looking statements”. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, the success of the proposed infill drilling programs, our ability to access opportunities, the contemplated continued production at the Mubarek Field, our expectations related to the Sir Abu Nu’Ayr Island Project, the competitive environment within the oil and gas industry, the extent and cost effectiveness with which we are able to implement exploration and development programs in the oil and gas industry, obtaining drilling equipment in a timely fashion, commodity price risk, and the market acceptance and successful technical and economic implementation of our intended plan. See “Forward-Looking Statements”.

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

During the first quarter of 2007, our management also determined that restatement of certain amounts and balances presented in our 2005 historical financial statements was required. Those restatements relate to (i) the improper expensing, as share based compensation, of the value of common shares issued to Paraskevi in 2005, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by Paraskevi, (ii) errors made in various valuation assumptions used in the calculation of stock based compensation associated with stock options issued in 2005 and (iii) the incorrect expensing of direct offering costs incurred in 2005 that should have been offset against the related offering proceeds. Please review Note 9 to the Company’s consolidated financial statements under the section heading “Consolidated Financial Statements”.

We intend to specifically amend our previously filed Annual Report on Form 10-KSB for the year ended December 31, 2005 and previously filed Quarterly Reports on Form 10-QSB for each of the quarters for the years ended 2005 and 2006 as soon as practicable.

The following table presents the effect of the restatements made to the Company’s previously reported consolidated statement of operations for the year ended December 31, 2005 and its consolidated balance sheet at December 31, 2005:

	For the year ended December 31, 2005
	Previously Reported	Adjustments	Restated

Statement of Operations:
Stock based compensation	$996,015	$(680,211)	$315,804
Offering expenses	3,522,076	(3,522,076)	0
Net operating loss	(6,026,132)	4,202,286	(1,823,846)))
Net loss	(6,023,584)	4,202,284	(1,821,300)
Net loss per share, basic and diluted	(.20)	0.14	(.06)

	As of December 31, 2005
	Previously Reported	Adjustments	Restated

Balance sheet:
Investment in oil and gas properties, net	$14,500,000	$520,000	$15,020,000
Total assets	33,066,364	520,000	33,586,364
Additional paid-in capital	46,456,381	(11,224,867)	35,231,513
Accumulated Deficit	(6,054,044)	4,202,287	(1,851,757)
Total liabilities and stockholders’ equity	33,066,364	520,000	33,586,364

	Recap of Adjustments by Quarter for 2005:
	First Quarter 2005	Second Quarter 2005	Third Quarter 2005	Fourth Quarter 2005
Investment in oil and gas properties	$—	$520,000	$—	$—
Offering expenses
Preferred Stock offering	—	—	1,126,840	—
Common Stock offering	—	—	825,731	1,569,505

Stock based compensation	—	—	—	680,211
Total		520,000	1,952,571	2,249,716

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

The following table presents the effect of the restatements made to the Company's previously reported consolidated statement of operations for the year ended December 31, 2006 and its consolidated balance sheet at December 31, 2006:

	For the year ended December 31, 2006
	Previously Reported	Adjustments	Restated

Statement of Operations:
Revenue	$2,407,939	$(563,253)	$1,844,686
Lease operating expenses	139,921	(46,270)	93,651
Stock based compensation	1,829,439	318,383	2,147,822
Other general and administrative	1,495,380	5,495	1,500,875
Net operating loss	(10,792,346)	(840,861)	(11,633,207)
Net loss	(10,414,635)	(840,861)	(11,255,496)
Net loss applicable to common stockholders	(11,184,635)	(840,861)	(12,025,496)
Net loss per share, basic and diluted	(0.24)	(0.02)	(0.26)

	As of December 31, 2006
	Previously Reported	Adjustments	Restated
Balance sheet
Accounts receivable	$1,679,649	$(539,178)	$1,140,471
Inventory	–	22,195	22,195
Total current assets	7,503,079	(516,983)	6,986,096
Investment in oil & gas properties	17,701,760	1,245	17,703,005
Deposits and other assets	4,066	(1,227)	2,839
Total assets	25,213,373	(516,965)	24,696,408
Accounts payable and accrued liabilities	135,777	5,513	141,290
Additional paid-in capital	38,065,452	318,383	38,383,835
Accumulated deficit	(13,036,395)	(840,861)	(13,877,256)
Total liabilities and stockholders' equity	25,213,373	(516,965)	24,696,408

Comparison of 2006 Statement of Operations to 2005 Restated Statement of Operations

During the year ended December 31, 2006, we had a net operating loss of $11,633,207 as compared to a net operating loss of $1,823,846 during the year ended December 31, 2005. The increase in operating loss was due mainly to increased expenses relating to our initial results from the drilling of the first well at Mubarek under our Participation Agreement. During 2006, the Company earned oil revenues of $1,844,686 (compared to $nil in 2005) and expenses from operations of $13,477,893 (compared to $1,823,846 in 2005). The increase in revenues in 2006 was due to the initial oil production from the first Mubarek well. Expenses during 2006 (compared to expenses during 2005) included lease operating expense of $93,651 ($nil), depletion and depreciation of $3,612,348 ($nil), an impairment charge of $5,180,892 ($nil), consulting services of $732,305 ($444,986), stock based compensation of $2,147,822 ($315,804), related party compensation expenses of $210,000 ($124,507), and general and administrative expenses of $1,500,875 ($938,549). The increase in lease operating expense and depletion and depreciation related exclusively to the initial oil production from the first Mubarek well during 2006. The 2006 impairment charge was recorded as a result of lower recoverable reserves from the Mubarek H2 well estimated as of December 31, 2006. The reserve report was prepared by ESG, an entity considered to be an affiliate of the Company due to a mutual officer and director having ownership in ESG.

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

Net cash used by operating activities during the year ended December 31, 2006 was $538,744 as compared to $1,343,069 for the comparable period in 2005. Total assets as of December 31, 2006 were $24,696,408 compared to restated total assets of $33,586,364 as of December 31, 2005. Stockholder’s equity as of December 31, 2006 was $24,555,118 compared to restated stockholder’s equity of $33,423,936 as of December 31, 2005. The decrease in assets was primarily due to (i)increased accumulated depletion and depreciation due to the initial production from the first Mubarek well in 2006 and (ii)an impairment charge recorded in 2006 resulting from lower recoverable reserves from the Mubarek H2 well estimated as of December 31, 2006.

As of December 31, 2006, we had current assets of $6,986,096 including cash and cash equivalents of $5,810,763 of which $5,300,000 was held in certificates of deposit. We had current liabilities of $141,290 and we had total stockholder’s equity of $24,555,118.

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

On September 20, 2005 we issued 3,055,556 shares of Series “A” Preferred Stock to one investor at a price per share of $3.60 for aggregate gross proceeds to us of $11,000,000. Each share of Series “A” Preferred Stock is initially convertible into four of our shares of Common Stock, subject to adjustment for stock splits, recapitalization or other reorganizations. In addition, the Series “A” Preferred Stock have broad-based weighted average anti-dilution protection that will cause the conversion price to adjust downward in the event that we issue shares of Common Stock or securities convertible into Common Stock at a price of less than the conversion price of the Series “A” Preferred Stock then in effect. The shares of Series “A” Preferred Stock may be converted into Common Stock at the option of the holder. In addition, at any time after the closing bid price for our Common Stock on the NASD OTCBB or the primary United State exchange on which the Common Stock is then traded exceeds $3.00 during any five consecutive trading days, we may, at our sole option, convert the Series “A” Preferred and any accrued but unpaid dividends into Common Shares at the then-applicable conversion price by providing written notice of such conversion to the holders of the Series “A” Preferred; provided that there is an effective registration statement under the Securities Act registering the resale of the Common Stock to be issued upon such conversion. Each share of Series “A” Preferred Stock is entitled to receive a dividend of 7% per annum prior and in preference to our Common Stock. The dividend begins to accrue on December 30, 2005 and will be payable quarterly thereafter. The dividend is cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series “A” Preferred Stock will be entitled to receive an amount equal to any accrued and unpaid dividend prior and in preference to any distributions to the holders of the Common Stock. Thereafter, the holders of the Series “A” Preferred Stock will be entitled to participate in distributions on an as converted to Common Stock basis. The holders of the Series “A” Preferred Stock are entitled to elect one director to the Company’s board of directors. In addition, the holders of the Series “A” Preferred Stock shall vote on all other matters on an “as converted” to Common Stock basis. In April, 2006, we paid a dividend of $192,500 to the holders of the Series “A” Preferred Stock, related to the first quarter of 2006; in June 2006, we paid a dividend of $192,500 to holders of the Series “A” Preferred Stock, related to the second quarter of 2006; in October 2006, we paid a dividend of $192,500 to holders of the Series “A” Preferred Stock, related to the third quarter of 2006; in December 2006, we paid a dividend of $192,500 to holders of the Series “A” Preferred Stock, related to the fourth quarter of 2006. On April 20 2007, we issued 12,222,224 shares of common stock upon the conversion of all 3,055,556 shares of Series “A” Preferred Stock. The Company is no longer obligated to make dividend payments on any Series “A” Preferred Stock.

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

As of December 31, 2006, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 well of $14,205,001 and pre-advanced drilling costs for the Mubarek K2 well of $12,289,999. Based upon the December 31, 2006, reserve report prepared by ESG, who is considered an affiliate of the Company due to a mutual officer and director having an ownership interest in ESG, proved developed reserves net to the Company’s interests were 108,788 barrels of oil. During the year ended December 31, 2006, 39,877 barrels of oil net to the Company’s interest were produced from the Mubarek H2 well, resulting in depletion expense of $3,611,103 being recorded.

The reserve report at December 31, 2006 indicated the present value, discounted at 10%, of the future net cash flows from proved reserves attributable to the Mubarek H2 well were $4,665,505. As a result, we recorded a one-time full cost ceiling impairment of $5,180,892 to properly reflect the carrying value of our oil and gas properties at December 31, 2006.

The remaining capitalized pre-advanced drilling costs totaling $12,289,999 relate to the Mubarek K2 well, which is expected to spud in the second quarter of 2007. Such costs have been classified as unevaluated in the accompanying consolidated balance sheet and were not subject to depletion at December 31, 2006.

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

The Company adopted SFAS 123(R) effective January 1, 2006, and is applying the retroactive method, whereby compensation cost associated with the unvested portion of awards granted after December 2004 are recognized over the remaining vesting period. No options that were granted prior to December 2004 remain unvested at January 1, 2006. Under this method, prior periods are revised for comparative purposes.

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

Contractual Obligations

As of December 31, 2006 we had the following contractual obligations:

	Payments Due by Period
	Total		Less than 1 year		2-3 years		4-5 years		More than 5 years
	(unaudited)

Long-term Debt	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Contractual Obligations(1)		542,500		210,000		332,500		—		—
Contractual Obligations(2)		11,000		11,000		—		—		—

Total		553,500		221,000		332,500		—		—

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

We believe that we have sufficient working capital to meet our currently anticipated expenditure levels for the next 12 months. Total stockholder equity was approximately $24.6 million as at December 31, 2006.

ITEM 7.	FINANCIAL STATEMENTS

Note: These consolidated financial statements reflect the Company’s restatement of the fiscal year ended December 31, 2005 (Note 9) and the Company’s restatement of the fiscal year ended December 31, 2006 (Note 12).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BDO Patel & Al Saleh	PO Box 1961 Dubai UAE
Chartered Accountants	Telephone: 04 222 2869
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
April 15, 2008

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

/s/ Beckstead and Watts, LLP

March 20, 2006, except for Note 9, as to which the date is May 14, 2007

Sky Petroleum, Inc.
Consolidated Balance Sheet

December 31, 2006
Restated
Assets

Current assets:
Cash and equivalents	$5,810,763
Accounts receivable, net of allowance of $0	1,140,471
Inventory	22,195
Prepaids and other assets	12,667
Total current assets	6,986,096
Investment in oil and gas properties, net - full cost method of accounting including unevaluated costs of $13.0 million (Note 3)	17,703,005
Fixed assets, net	4,468
Deposits and other assets	2,839
Total	17,710,312

Total Assets	$24,696,408

Liabilities and Stockholders' Equity

Current liabilities:
Accrued liabilities	$141,290

Commitments and contingencies (Note 4)

Stockholders' Equity:
Series “A” Preferred stock, $0.001 par value, 10,000,000	3,056
Common stock, $0.001 par value, 150,000,000 shares authorized, 46,571,485 shares issued and outstanding	46,571
Additional paid-in capital	38,383,835
Cumulative translation adjustment	(1,088)
Accumulated Deficit	(13,877,256)
Total Stockholders' Equity	24,555,118

Total Liabilities and Stockholders' Equity	$24,696,408

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statements of Operations

	Year Ended
	December 31,
	2006 Restated (Note 12)	2005 Restated (Note 9)

Oil Revenues	$1,844,686	$–

Expenses:

Lease operating expenses	93,651	–
Depletion and depreciation (Note 3)	3,612,348	–
Impairment expense (Note 3)	5,180,892	–

Consulting services	732,305	444,986
Stock based compensation (Notes 6 and 9)	2,147,822	315,804
Compensation - related party	210,000	124,507
Other general and administrative	1,500,875	938,549
Total expenses	13,477,893	1,823,846

Net operating loss	(11,633,207)	(1,823,846)

Other income:
Interest expense	–	(43,627)
Interest income	381,493	74,314
Cumulative translation adjustment	(3,782)	(28,141)
Total other income	377,711	2,546

Net loss	$(11,255,496)	$(1,821,300)

Dividends on Preferred Stock	(770,000)	–

Net loss applicable to common stockholders	$(12,025,496)	$(1,821,300)

Net loss per share - basic and diluted	$(0.26)	$(0.06)
Weighted average number of
common shares outstanding - basic and diluted	46,520,740	29,568,760

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Foreign Currency Remeasurement	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2004	26,000,000	$26,000	—	—	$11,000	$—	$(30,460)	$6,540
Stock issued for capitalized services (Notes 4 and 9)	500,000	500	—	—	519,500	—	—	520,000
Stock based compensation (Note 6)	—	—	—	—	20,975	—	—	20,975
Stock based compensation (Note 6)	—	—	—	—	66,862	—	—	66,862
Cancelled shares (Note 5)	(12,000,000)	(12,000)	—	—	12,000	—	—	—
Stock issued for debt conversion(Note5)	3,722,856	3,722	—	—	2,974,562	—	—	2,978,284
Preferred stock issued for cash (Note 5)	—	—	3,055,556	3,056	9,870,104	—	—	9,873,160
Stock based compensation (Note 6)	—	—	—	—	106,794	—	—	106,794
Stock based compensation (Note 6)	—	—	—	—	121,173	—	—	121,173
Stock issued for cash (Note 5)	27,848,629	27,849	—	—	21,528,543	—	—	21,556,392
Cumulative translation adjustment	—	—	—	—	—	(4,944)	—	(4,944)
Net loss	—	—	—	—	—	—	(1,821,300)	(1,821,300)
Balance at December 31, 2005 (Restated)	46,071,485	$46,071	3,055,556	$3,056	$35,231,513	$(4,944)	$(1,851,760)	$33,423,936
Subscription receivable received					30,000			30,000
Preferred stock dividends (Note 5)							(770,000)	(770,000)
Stock based compensation (Note 6)					2,147,822			1,761,561
Stock issued for capitalized services (Notes 4 and 9)	500,000	500	—	—	974,500	—	—	975,000
Cumulative translation adjustment	—	—	—	—	—	3,856	—	3,856
Net loss	—	—	—	—	—	—	(10,937,114)	(10,937,114)
Balance at December 31, 2006 (Restated)	46,571,485	$46,571	3,055,556	$3,056	$38,383,835	$(1,088)	$(13,558,873)	$24,555,118

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statements of Cash Flows

	Year Ended
	December 31,
	2006 Restated (Note 12)	2005 Restated (Note 9)
Cash flows from operating activities
Net loss	$(11,255,496)	$(1,821,300)
Adjustments to reconcile net operating loss to net cash used by operations-Stock based compensation	2,147,822	315,804
Stock issued for capitalized services	975,000
Depletion and depreciation	3,612,348	–
Impairment expense	5,180,892	–
Changes in assets and liabilities -
Accounts receivable, net	(1,140,471)	–
Inventories	(22,195)
Prepaids and other assets	(12,667)	–
Deposits and other assets	(2,839)	–
Accrued liabilities	(21,138)	162,427
Net cash used in operating activities	(538,744)	(1,343,069)

Cash flows from investing activities
Purchase of fixed assets	(5,713)	–
Investment in oil and gas properties	(11,475,000)	(14,500,000)
Net cash used in investing activities	(11,480,713)	(14,500,000)

Cash flows from financing activities
Proceeds from notes payable	–	4,150,000
Payments on notes payable	–	(1,171,717)
Common Stock subscription receivable	–	(30,000)
Cumulative translation adjustment	3,856	(4,944)
Preferred Stock dividend payment	(770,000)	–
Provided from issuance of preferred stock, net	–	9,873,160
Provided from issuance of common stock, net	30,000	21,586,392
Net cash provided by (used in) financing activities	(736,144)	34,402,891

Net increase (decrease) in cash	(12,755,601)	18,559,822
Cash - beginning	18,566,364	6,542
Cash - ending	$5,810,763	$18,566,364
Supplemental disclosures:
Interest paid	$–	$43,627
Stock issued for capitalized services	$975,000	$520,000
Stock issued in payment of notes payable	$–	$2,978,284
Number of shares issued for services	500,000	–

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

The Company’s focus is on the acquisition, development and exploitation of long-lived oil and natural gas reserves and, to a lesser extent, exploration for new oil and natural gas reserves. The Company’s business activities are currently carried out primarily offshore the coast of Dubai, UAE.

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

The Company adopted SFAS 123(R) effective January 1, 2006, and is applying the retroactive method, whereby compensation cost associated with the unvested portion of awards granted after December 2004 will be recognized over the remaining vesting period. No options that were granted prior to December 2004 remain unvested at January 1, 2006. Under this method, prior periods are revised for comparative purposes.

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

Certain reclassifications have been made to prior year’s amounts to conform with current year presentation.

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

As of December 31, 2006, the Company’s investment in oil and gas properties consisted of:

Unevaluated Properties: Mubarek K2 Well	$12,289,999

Evaluated Properties: Mubarek H2 Well	14,205,001

Accumulated Depletion	(3,611,103)

Impairment	(5,180,892)

Total	$17,703,005

As of December 31, 2006, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 well of $14,205,001 and pre-advanced drilling costs for the Mubarek K2 well of $12,289,999. Based on the December 31, 2006 reserve report prepared by ESG, an entity considered to be an affiliate of the Company due to a mutual officer and director having ownership in ESG, proven developed reserves, net to the Company’s interest were 108,788 barrels of oil. During the year ended December 31, 2006, 39,877 barrels of oil net to the Company’s interest were produced from the Mubarek H2 well, resulting in depletion expense of $3,611,103 being recorded.

In addition, the reserve report estimated the net present value of recoverable reserves from the Mubarek H2 well, discounted at 10%, to be $4,665,505 at December 31, 2006. Based on this information we recorded a one-time full cost ceiling impairment expense of $5,180,892 to properly reflect the carrying value of our oil and gas properties at December 31, 2006.

The remaining capitalized pre-advanced drilling costs for the Mubarek K2 well, which is expected to spud in the second quarter of 2007, totaling $12,289,999 are classified as unevaluated costs, which were not subject to depletion as of December 31, 2006.

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

On September 20, 2005, we issued 3,055,556 shares of Series “A” Preferred Stock to one investor at a price per share of $3.60 for aggregate gross proceeds to us of $11,000,000, less offering expenses of $1,126,840, or net proceeds of $9,873,160. Each share of Series “A” Preferred Stock is entitled to receive a dividend of 7% per annum prior and in preference to the Common Stock of the Company. The dividend begins to accrue on December 30, 2005, and will be payable quarterly thereafter. The dividend is cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series “A” Preferred Stock will be entitled to receive an amount equal to any accrued and unpaid dividend prior and in preference to any distributions to the holders of the Common Stock. Thereafter, the holders of the Series “A” Preferred Stock will be entitled to participate in distributions on an as converted to Common Stock basis. The Company paid dividends totaling $770,000 to the holders of the Series “A” Preferred Stock in 2006. On April 20 2007, we issued 12,222,224 shares of common stock upon the conversion of all 3,055,556 shares of Series “A” Preferred Stock. The Company is no longer obligated to make dividend payments on any Series “A” Preferred Stock.

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

Note 6 — Stock Options

On July 26, 2005, the Company adopted, the Sky Petroleum, Inc. Non US Stock Option Plan (the "Non US Plan"), effective as of April 1, 2005. The Non US Plan authorizes the issuance of stock options to acquire up to 10% of the Company’s issued and outstanding shares of common stock.

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

For the year ended December 31, 2006, the Company recorded $1,829,439 of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during the years ended December 31, 2006 or 2005, therefore, the intrinsic value of options exercised during 2005 and 2006 is nil. As of December 31, 2006 and 2005, there was a total of $3,414,995 and $5,369,757, respectively, of unrecognized compensation costs related to the non-vested portion of these unit option awards. At December 31, 2006, this cost was expected to be recognized over a weighted-average period of 0.88 years. Compensation expense is based upon straight line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility factor of approximately 88% for 2006 and 72% for 2005 based upon a representative group of publicly-traded companies in the energy industry and employed the fair value method to estimate the grant-date fair value to be amortized over the vesting periods of the unit options awarded. In the absence of historical data, the Company has assumed an estimated forfeiture rate of 5%. As required by SFAS No. 123(R), the Company will adjust the estimated forfeiture rate based upon actual experience.

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.50 - $1.88 at December 31, 2005	4,250,000	5.75	$1.06	–	$–
$.50 - $1.88 at December 31, 2006	4,183,333	4.64	$1.07	1,383,328	$1.06

The aggregate intrinsic value of exercisable options as of December 31, 2005 and 2006 was $90,666 and $12,000, respectively.

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

	2006	2005
Average risk-free interest rates	5.00%	4.45%
Average expected life (in years)	4.5	4.5
Volatility	88%	72%

The following is a summary of stock option activity for 2005 and 2006:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Fair Market Value
Balance, December 31, 2004	0	$—	$—
Options forfeited	—	—	—
Options granted	4,250,000	1.06	1.41
Options exercised	—	—	—

Balance, December 31, 2005	4,250,000	$1.07	$1.41
Options cancelled	(266,667)	0.70	.94
Options granted	200,000	1.00	1.80
Options exercised	0	0	—

Balance, December 31, 2006	4,183,333	$1.07	$1.41

Exercisable, December 31, 2006	1,383,328	$1.06	$1.37

The following table summarizes the status of the Company’s non-vested stock options since January 1, 2006:

	Non-Vested Options
	Number of Shares	Weighted- Average Exercise Price
Non-vested at January 1, 2006	4,250,000	$1.06
Cancelled	(266,667)	0.70
Granted	200,000	1.00
Vested	(1,383,328)	1.06
Forfeited	–	–
Non-vested at December 31, 2006	2,800,005	$1.07

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

Note 8 — Income Taxes

For the years ended December 31, 2006 and 2005, the Company had a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2006, the Company has accumulated operating losses totaling approximately $13.9 million. The net operating loss carry forwards will begin to expire in 2025 if not utilized. The Company has recorded net operating losses in each year since its inception through December 31, 2006. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at December 31, 2006 and 2005.

Non – current deferred tax assets were as follows for the date indicated:

	December 31,
	2006	2005
Stock based compensation	$–	$107,373
Net operating losses	3,923,957	629,598
Less: valuation allowance	(3,923,957)	(736,971)
Net non-current deferred tax asset	$–	$–

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

A reconciliation between the income tax benefit determined by applying the applicable Federal and state statutory income tax rate to the pre-tax loss is as follows for the period indicated:

	Year Ended December 31,
	2006	2005

Tax benefit at statutory income tax rate	$(3,939,424)	$(619,242)
Stock based compensation	751,738
Change in valuation allowance	700
Change in valuation allowance	3,186,986	619,242

Tax benefit reported	$-	$-

Note 9 – Restatement of 2005 Consolidated Financial Statements

During the first quarter of 2007, the Company’s management determined that restatement of certain amounts and balances presented in the 2005 historical financial statements was required. Those restatements related to (i) the improper expensing, as stock based compensation, of the value of common shares issued to Paraskevi in 2005, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by Paraskevi, (ii) errors made in various valuation assumptions used in the calculation of stock based compensation associated with stock options issued in 2005, and (iii) the incorrect expensing of direct offering costs incurred in 2005 that should have been offset against the related offering proceeds.

The following table presents the effect of the restatements made to the Company’s previously reported consolidated statement of operations for the year ended December 31, 2005 and its consolidated balance sheet at December 31, 2005:

	For the year ended December 31, 2005
	Previously Reported	Adjustments	Restated

Statement of Operations:
Stock based compensation	$996,015	$(680,211)	$315,804
Offering expenses	3,522,076	(3,522,076)	0
Net operating loss	(6,026,132)	4,202,286	(1,823,846)))
Net loss	(6,023,584)	4,202,284	(1,821,300)
Net loss per share, basic and diluted	(.20)	0.14	(.06)

	As of December 31, 2005
	Previously Reported	Adjustments	Restated

Balance sheet:
Investment in oil and gas properties, net	$14,500,000	$520,000	$15,020,000
Total assets	33,066,364	520,000	33,586,364
Additional paid-in capital	46,456,381	(11,224,867)	35,231,514
Accumulated Deficit	(6,054,044)	4,202,287	(1,851,757)
Total liabilities and stockholders’ equity	33,066,364	520,000	33,586,364

	Recap of Adjustment by Quarter for 2005:
	First Quarter 2005	Second Quarter2005	Third Quarter2005	Fourth Quarter 2005
Investment in oil and gas properties	—	520,000	—	—

Offering expenses
Preferred Stock offering	—	—	1,126,840	—
Common Stock offering	—	—	825,731	1,569,505

Stock based compensation	—	—	—	680,211
Total		520,000	1,952,571	2,249,716

Note 10 – Subsequent Event

On April 20, 2007, the Company issued 12,222,224 shares of common stock in the Company to Sheikh Hamad Bin Jassen Bin Jaber Al Thani upon the conversion of the Sheikh’s 3,055,556 shares of preferred stock in the Company.  Conversion of the preferred shares was made pursuant to the terms in the Certificate of Designation of the Series “A” Preferred Stock.  After the conversion, the Company has no outstanding preferred shares and the Company is no longer obligated pay dividends upon preferred shares.  Issuance of the common shares upon conversion was made outside the United States to one non-U.S. person pursuant to an exclusion from the registration requirements of the Securities Act of 1933, as amended, available under Regulation S thereunder.  The Company received no proceeds from the conversion of the preferred shares.

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

Note 11 – Supplemental Financial Information for Oil and Gas Producing Activities (Unaudited)

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

Crude oil and
Natural Gas
Liquids (bbls)

Reserves at December 31, 2005	0
Extensions and discoveries	148,665
Revisions of prior estimates	0
Production	(39,877)
Reserves at December 31, 2006	108,788

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

The standardized measure of the Company’s proved crude oil and natural gas reserves at December 31, 2006 was as follows:

Future cash inflows		$6,527,273
Less:	Future operating expenses	(381,714)
	Future development costs	-
	Future income taxes	-
Future net cash flows		6,145,559
10% annual discount		(1,480,054)

Standardized measure of discounted net cash flows		$4,665,505

No income taxes have been provided above because none are expected to be due because the future net cash flow are expected to be less than the Company’s basis in the properties.

Balance – beginning of year	$-
Extensions and discoveries	6,416,540
Sales, net of operating expenses	(1,751,035)

Balance – end of year	$4,665,505

Note 12 – Restatement of 2006 Consolidated Financial Statements

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

The following table presents the effect of the restatements made to the Company's previously reported consolidated statement of operations for the year ended December 31, 2006 and its consolidated balance sheet at December 31, 2006:

	For the year ended December 31, 2006
	Previously Reported	Adjustments	Restated

Statement of Operations:
Revenue	$2,407,939	$(563,253)	$1,844,686
Lease operating expenses	139,921	(46,270)	93,651
Stock based compensation	1,829,439	318,383	2,147,822
General and administrative	1,495,380	5,496	1,500,876
Net operating loss	(10,792,346)	(840,861)	(11,633,207)
Net loss	(10,414,635)	(840,861)	(11,255,496)
Net loss applicable to common stockholders	(11,184,635)	(840,861)	(12,025,496)
Net loss per share, basic and diluted	(0.24)	(0.02)	(.026)

	As of December 31, 2006
	Previously Reported	Adjustments	Restated
Balance sheet
Accounts receivable	$1,679,649	$(539,178)	$1,140,471
Inventory	–	22,195	22,195
Total current assets	7,503,079	(516,983)	6,986,096
Investment in oil & gas properties	17,701,760	1,245	17,703,005
Deposits and other assets	4,066	(1,227)	2,839
Total assets	25,213,373	(516,965)	24,696,408
Accounts payable and accrued liabilities	135,777	5,513	141,290
Additional paid-in capital	38,065,452	318,383	38,383,835
Accumulated deficit	(13,036,395)	(840,861)	(13,877,256)
Total liabilities and stockholders' equity	25,213,373	(516,965)	24,696,408

Recap of Adjustments by Quarter for 2006:

	First Quarter 2006	Second Quarter 2006	Third Quarter 2006	Fourth Quarter 2006
Revenue	–	–	(360,388)	(202,865)
Lease operating expenses	–	–	45,517	753
Stock based compensation	–	–	–	(318,383)
General and administrative	–	–	–	(5,496)
Total			(314,,871)	(525,991)

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

In preparing our Exchange Act filings, we utilized processes and procedures to provide reasonable assurance that information relating to the Company that was required to be disclosed in such filings was recorded, processed, summarized and reported within the time periods specified by applicable SEC rules and was accumulated and communicated to the Company’s management as appropriate to allow timely decisions regarding required disclosure. However, in management’s recent review of information required to be reported in this Annual Report on Form 10-KSB, it was determined that a material weakness existed in the Company’s internal control over financial reporting which resulted in management determining that a change in accounting policy was necessary and the Company’s 2005 financial statements should be restated. For this reason, the CEO and CFO have determined that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not adequate. The Company’s management, including the CEO and CFO, intend to take steps during 2007 to address the material weakness in the Company’s internal controls and believe that the actions they take in this regard will likely provide adequate control in the future. Please review the discussion under the section heading “Changes in Internal Controls over Financial Reporting” for a more detailed discussion of the material weakness in internal control over financial reporting.

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

Management has determined that the accounting treatment of the Agreement with Paraskevi was incorrectly accounted for as stock based compensation in the 2005 consolidated financial statements rather than capitalizing these costs as part of the Mubarek H2 and K2 well costs, since the services provided by Paraskevi were directly related to the Company’s investment in the Participation Agreement. Accordingly, stock based compensation has been decreased by $520,000 and Investments in Oil and Gas Properties has been increased by a like amount in the restated 2005 consolidated financial statements presented herein.

Management reviewed the calculation of stock based compensation recorded during 2005 and determined that errors in various valuation assumptions were made that required correction. Accordingly, stock based compensation was decreased by $680,211 in the restated 2005 consolidated financial statements presented herein. Finally during the preparation of the 2006 Form 10-KSB, management discovered that certain direct offering costs incurred in 2005 were incorrectly expensed, rather than offsetting such costs against the related offering proceeds. As a result, offering expenses were decreased by $3,522,076 in the restated 2005 consolidated financial statements presented herein.

Restatement of 2006 Financials

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

Material Weakness

The Company’s management, including the CEO and the CFO, have determined that both the Change in Accounting Policy and the Restatement of the 2005 consolidated financials was due to a material weakness in the Company’s internal controls over financial reporting. Management has identified this weakness as the Company’s lack of sufficient, qualified accounting personnel who have the necessary U.S. GAAP, oil and gas accounting, stock based compensation and SEC reporting experience. At the end of the 2006 fiscal year, the Company recognized this weakness and began the process of searching for a qualified Chief Financial Officer. On February 5, 2007, the Company appointed Michael Churchill as Chief Financial Officer to the Company. Mr. Churchill has extensive U.S. GAAP experience, a B.B.A. in accounting from the University of Texas, Austin and has been a CPA in the State of Texas since 1972.The Company intends to seek additional consulting assistance during 2007 from qualified individuals with extensive oil and gas, stock based compensation, and SEC reporting skills to assist and supplement Mr. Churchill’s efforts in the remediation of this material weakness. The Company’s management, including the CEO and the CFO, believe that the hiring of Mr. Churchill, the expected hiring of qualified consultants during 2007,and the development of the Company’s internal controls over financial reporting will fully remediate this material weakness.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s Board of Directors consists currently of six directors. Directors are elected for one-year terms and serve until their successors are elected and qualified. All of the executive officers of the Company are full-time employees of the Company. Executive officers of the Company are appointed for a one-year term and serve until their respective successors have been selected and qualified; provided, however, such officers are subject to removal at any time by the affirmative vote of a majority of the Board of Directors. The ages of the directors, executive officers and key employees are shown as of December 31, 2006, except for Michael Churchill, who was appointment as our Chief Financial Officer on February 5, 2007.

Name	Position	Director/Officer Since	Age

Brent D. Kinney	Chief Executive Officer, Director	November 1, 2005(1)	64
	and Principal Executive Officer

Daniel F. Meyer(2)	Former Director	December 20, 2004(2)	51

Michael D. Noonan(3)	Vice President, Corporate, Secretary and Director	August 25, 2005	48

Karim Jobanputra	Director	November 2, 2005	41

Ian R. Baron	Director	November 16, 2005	50

Peter J. Cockcroft	Director	November 16, 2005	56

Nigel McCue	Director	May 30, 2006	55

Shafiq Ur Rahman	Manager of Finance and Administration Principal Financial and Accounting Officer	May 29, 2006	56

Michael Churchill	Chief Financial Officer	February 5, 2007	58

(1)	Mr. Kinney was appointed Chief Executive Officer on November 1, 2005, and appointed as director on November 16, 2005.
(2)	Mr. Meyer resigned as President, Secretary and Treasurer effective May 30, 2006. Mr. Meyer resigned as a director on August 14, 2006, to pursue other business opportunities.
(3)	Mr. Noonan was appointed as director on November 16, 2005. Mr. Noonan was appointed Secretary effective May 30, 2006.

The following is a description of the principal occupations and other employment during the past five years and their directorships in certain companies of the directors of the Company. This information is as reported by the respective directors.

Brent D. Kinney — Chief Executive Officer and Director. Mr. Kinney, aged 64, holds a BA in Geology and a LLM degree from the University of Manitoba, Canada. Mr. Kinney was a partner with one of Calgary Alberta’s leading energy law firms until 1991 when he moved to Doha, Qatar to advise the Minister of Energy on petroleum matters. On leaving Qatar, Mr. Kinney joined a law firm based in London to work at its Hong Kong office and advised the firm’s clients on energy matters from 1997 to 2000, he worked for the firm’s office in Dubai. In 2000, he managed a joint venture with Renaissance Energy Ltd., a Canadian based energy and petroleum company, to pursue opportunities on energy and petroleum matters in Iran. This joint venture was dissolved in 2001, and since that time, Mr. Kinney has worked in Dubai as an independent consultant advising governments and international oil companies. Mr. Kinney sits on the boards of directors of four companies, Husky Energy, Inc., Dragon Oil plc, Western Copper Corporation and Benchmark Energy Corp.

Daniel F. Meyer - Director. Daniel F. Meyer, age 51, served as the Company’s President, Secretary and Treasurer from December 20, 2004 through May 30, 2006. Mr. Meyer served as a director from December 20, 2004 to August 14, 2006. From November 2003 to the present, Mr. Meyer was self-employed as a financial consultant. From April 2003 to November 2003, Mr. Meyer was Vice President of Operations for Canada’s Choice at Home’s Officer Inc., a division of Canada’s Choice Spring Water Co. Mr. Meyer was responsible for all operations, marketing and client relationship management for Northern Alberta. From 1994 to 2003, Mr. Meyer was president and principle stockholder of Canyon Springs Water Co. Ltd., a private Alberta bottled water company. Mr. Meyer was responsible for overseeing all aspects of the business, including client relations, marketing, strategic planning, transportation and financial and business development. Under Mr. Meyer’s management, Canyon Springs grew to be one of the largest bottled water companies in Alberta, packaging both wholesale and retail water products for distribution to home, office, major grocery chains and other major distribution plants such as Dairyland Alberta. Canyon Springs had offices in Edmonton and Calgary. The company was purchased by Canada’s Choice in 2003.

Michael D. Noonan – Vice President, Corporate and Director. Michael D. Noonan, age 48, has been the Company’s Vice President, Corporate since August 25, 2005. Mr. Noonan has more than 15 years of investor relations, corporate finance and corporate governance experience. Prior to joining the Company, Mr. Noonan worked for Forgent Networks from May, 2002 to February, 2006, where he most recently served as the Senior Director of Investor Relations. Prior to working at Forgent, Mr. Noonan was employed for two years from March 2000 to March 2002, by Pierpont Communications, an investor and public relations firm, where he was a Senior Vice President. Mr. Noonan has also served as director of investor relations and corporate communications at Integrated Electrical Services, an electrical services company, and manager of investor relations and public affairs for Sterling Chemicals, a manufacturer of commodity chemicals. He received a Master of Business Administration degree from Athabasca University in Alberta, Canada; a Bachelor of Business Administration degree in Business Administration and Economics from Simon Fraser University in British Columbia, Canada; and an Executive Juris Doctorate from Concord School of Law in Los Angeles, California.

Karim Jobanputra – Director. Mr. Jobanputra, age 41, is an entrepreneur and owns companies that do business mostly in the Middle East and Europe. Mr. Jobanputra has experience in the areas of corporate finance and international business development, and also works as a self-employed consultant based in the United Kingdom. For the past 5 years he has provided consulting services to companies in the areas of corporate finance and business development in the Asian and Middle East markets, including Indonesia, Qatar, Saudi Arabia, India and China. Karim Jobanputra has been a director of O2Diesel Corp. since July 15, 2003. Mr. Jobanputra was nominated as a director by Sheikh Hamad Bin Jassim Bin Jabr al-Thani, the holder of 3,055,556 shares of Series A Preferred Stock purchased on September 20, 2005. Under the terms of the certificate of designation of rights and preferences of the Series A Preferred Stock, holders of the Series A Preferred Stock are entitled to elect one director to our board of directors. See, “Right to Appoint Directors,” below.

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

Peter J. Cockcroft —Director. Mr. Cockcroft, age 56, is a geologist (University of Sydney) and consultant. Mr. Cockcroft has graduate business qualifications (Edinburgh Business School); he has recently been honored as a 2004 – 2005 Distinguished Lecturer for the Society of Petroleum Engineers on the topic of International Risk Management. A Permanent Resident of Singapore, he was appointed as a Research Fellow at Institute of South East Asian Studies (a Singapore “think-tank”) in September 2004 where he is writing a book on Asian Energy Investment. Mr. Cockcroft is a Life Fellow of the Royal Geographical Society, a Life Member of the Society of Petroleum Engineers, and A Fellow of the American Academy of Financial Management. He was a previous Chairman of Baraka Petroleum and was a founding Board member of Kuwait Energy KSC from October 2005 – January 2006, as well as Australian Oil Company Pty. Ltd. (AOC.AX). His last permanent position was as Advisor to the CEO of Premier Oil plc from March 2001 until January 2005. In December, 2006, he was appointed as Petroleum Advisor to the Prime Minister of East Timor.

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

Michael Churchill — Chief Financial Officer. Mr. Churchill has been a Senior Associate with vcfo since the fall of 2006. In the twelve years before joining vcfo, Mr. Churchill served as a Managing Director of Strategic Partners International, Inc. (“SPI”), an investment banking firm addressing companies’ financing needs and as a consultant. While at SPI, Mr. Churchill sourced capital funding for two oil and gas companies and two bio-tech companies. Mr. Churchill also has over 18 years of experience in executive management with several banks and savings and loans. Mr. Churchill spent five years with Arthur Andersen and Company. Mr. Churchill has a B.B.A. in Accounting from the University of Texas, Austin and has been a CPA in the State of Texas since 1972.

None of our executive officers or key employees is related by blood, marriage or adoption to any other director or executive officer.

To our knowledge, there is no arrangement or understanding between any of our officers and any other person pursuant to which the officer was selected to serve as an officer.

Each of our directors was nominated to be elected as directors at our annual stockholders’ meeting scheduled on June 26, 2006. We failed to obtain a quorum and our annual meeting was adjourned until July 31, 2006. On July 31, 2006, each director was elected to a new term.

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

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form5/# of transactions
Karim Jobanputra	Director	—	—	Late/1
Ian R. Baron	Director	—	—	Late/1
Sheikh Hamad Bin Jassen Bin Jaber Al Thani	10% Stockholder	—	—	Late/1
Nigel R. McCue	Director	Late/1	Late/1	Late/1

Right to Appoint Directors

On September 20, 2005, we entered into an agreement with Sheikh Hamad Bin Jassen Bin Jaber Al Thani, wherein the Sheikh purchased 3,055,556 shares of our Series “A” Preferred Stock, representing all the authorized shares of Series “A” Preferred Stock. The holders of the Series “A” Preferred Stock are entitled to appoint one director to our Board of Directors. The Sheikh exercised this right and appointed Karim Jobanputra as a director. After purchasing the Series “A” Preferred Stock, the Sheikh holds 15,296,424 shares of our common stock assuming conversion of the Series “A” Preferred stock on a 4 for 1 basis, consisting of 12,222,224 shares of Common Stock issuable upon conversion of the Series “A” Preferred Stock and 3,074,200 shares of Common Stock purchased in the open market. The Sheikh converted all the Series “A” Preferred Stock on April 20, 2007.

ITEM 10. EXECUTIVE COMPENSATION

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other executives for the fiscal year ended December 31, 2006 is as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Comp.	Total
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Brent Kinney Chief Executive Officer and Director	2006	$244,500	(1)	—	—	—	—	—	—	$244,500

Michael D. Noonan Corporate Secretary, Vice President Corporate, and Direct	2006	$154,500	(2)	—	—	—	—	—	—	$154,500

Daniel Meyer Former President and Former Director	2006	$146,725	(3)	—	—	—	—	—	—	$146,725

Shafiq Ur Rahman Manager of Finance and Administration	2006	$89,248		—	—	—	—	—	—	$89,248

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

Employment Agreement with Brent D. Kinney – Chief Executive Officer

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

Consulting Agreement with Michael Noonan – Corporate Secretary

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

Consulting Arrangement and Separation Agreement with Daniel Meyer – Former President

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

On August 14, 2006, we entered into a Separation Agreement with Daniel Meyer, effective May 30, 2006, in connection with his resignation as our President, Treasurer and Secretary. Under the term of the Separation Agreement, Mr. Meyer released us of all claims relating to (1) breach of contract, personal injury, or tort including, but not limited to, claims of wrongful discharge, fraud, promissory estoppel, intentional infliction of emotional distress, defamation, and assault; (2) claims, if any, arising out of or in connection with the initiation, termination, or existence of Contractor's employment relationship with us, or any services performed on our behalf; (3) claims, if any, regarding leave, vacation, bonuses, commissions, stock options, or any other form of payment or benefits attributable to his employment with Sky; and (4) employment discrimination on the basis of race, color, gender, disability, religion, national origin, age, or any other status protected by law. The Separation Agreement requires Mr. Meyer to keep confidential information confidential. Mr. Meyer retains options granted to him in his capacity as an officer, consultant and/or director of the corporation.

Concurrent with the execution and delivery of the Separation Agreement, Mr. Meyer resigned as a director of Sky Petroleum, Inc., effective August 14, 2006. Mr. Meyer resigned as a director to pursue other business opportunities.

Appointment of Shafiq Ur Rahman – Manager of Finance and Administration

The Board of Directors has designated and appointed Mr. Rahman as Manager of Finance and Administration to the Company, effective May 29, 2006. Prior to his appointment, Mr. Rahman worked for us as a consultant on a part-time basis beginning in February 2006 at a fixed rate of $3,500 per month.

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

Outstanding Equity Awards At Fiscal Year-End—2006

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable		Options (#)	($)	Date
Brent Kinney	416,666	833,334	(1)	—	1.00	11/16/2012
	66,666	133,334	(1)		1.00	11/16/2012

Donald C. Cameron	100,000	100,000	(2)	—	1.00	4/30/2009

Michael Noonan	200,000	400,000	(3)		1.29	11/16/2012

	66,666	133,334	(3)	—	1.88	11/16/2012

James R. Screaton	66,666	66,667	(4)	—	.50	4/30/2009

Ian R. Baron	200,000	400,000	(5)	—	1.00	11/16/2012

Peter Cockcroft	66,666	133,334	(6)	—	1.00	11/16/2012

Nigel R. McCue	—	200,000	(7)	—	1.00	11/16/2012

Karim Jobanputra	66,666	133,334	(8)	—	1.00	11/16/2012

Daniel Meyer	66,666	133,334	(9)	—	1.00	11/16/2012

Ian R. Baron	66,666	133,334	(5)	—	1.00	11/16/2012

Totals	1,383,328	2,800,005

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

(3)
Mr. Noonan was appointed as our Vice President, Corporate on August 25, 2005. On September 28, 2005, we granted Mr. Noonan options to purchase 600,000 shares of common stock at $1.29 per share, of which 200,000 shares vest on April 30, 2006, 200,000 vest on April 30, 2007 and 200,000 shares vest on April 30, 2008. As of March 31, 2007, 200,000 options have vested. Mr. Noonan was appointed to our board of directors on November 16, 2005 and was granted 200,000 options at $1.88 per share, effective November 16, 2005, under our U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of March 31, 2007, 66,666 options had vested.

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

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Ian Baron	$34,800	—	—	—	—	—	$34,800

Peter Cockcroft	$34,800	—	—	—	—	—	$34,800

Karim Jobanputra	$34,800	—	—	—	—	—	$34,800

Nigel McCue	$22,380	—	$360,616	—	—	—	$382,996

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of December 31, 2006 by:

•	each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock;
•	our named executive officers;
•	our directors; and
•	all of our executive officers and directors as a group.

Name of Stockholder	Address	Amount and Nature of Beneficial Ownership		Percent of Class(1)

Directors and Named Executive Officers

Brent Kinney(2) Chief Executive Officer	P.O. Box 211247 Dubai United Arab Emirates	483,332		1.03%

Michael Noonan(3) Vice President, Corporate	401 Congress Avenue Suite 1540 Austin, Texas USA 78701	476,666	(3)	1.01%

Karim Jobanputra(4) Director	P.O. Box 82 Doha State of Qatar	66,666		**

Ian R. Baron(5) Director	P.O. Box 72794 Dubai United Arab Emirates	266,666		**

Peter Cockcroft(6) Director	350 Orchard Road #21-01 Shaw House Singapore 238868	66,666		**

Nigel R. McCue(7) Director	Suite 123 Umm Suqeim Building PO Box 37174 Sheikh Zayed Road Dubai UAE	—6		**

All Officers & Directors as a		1,426,662		2.97%
Group

5% Stockholders
Sheikh Hamad Bin Jassen Bin Jaber Al Thani(8)	PO Box 4044 Alwajbam Palace Doha, Qatar	15,296,424	(8)	26.02%

Metage Capital Limited	8 Pollen Street London, W1S 1NG	4,000,000	(9)	8.59%

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

(3)
Mr. Noonan was appointed as our Vice President, Corporate on August 25, 2005. On September 28, 2005, we granted Mr. Noonan options to purchase 600,000 shares of common stock at $1.29 per share, of which 200,000 shares vest on April 30, 2006, 200,000 vest on April 30, 2007 and 200,000 shares vest on April 30, 2008. As of March 31, 2007, 400,000 options have vested. Mr. Noonan was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of March 31, 2007, 66,666 options had vested. Includes 10,000 shares of common stock..

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

(8)
Includes 3,074,200 shares of common stock held by Sheikh Hamad Bin Jassen Bin Jaber Al Thani and 12,222,224 shares of common stock issued on April 20, 2007 upon conversion of 3,055,556 shares of Series A Preferred Stock held by the stockholder.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except for the transactions described below, none of our directors, named executive officers or more-than-five-percent stockholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction, from our inception (August 2002) to the date of this report, or in any proposed transactions which has materially affected or will materially affect us.

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

Consulting Agreement with VCFO

On February 5, 2007, we entered into a letter agreement with virtualcfo, Inc. (d/b/a/ vcfo), engaging the services of vcfo to provide oversight and guidance to the finance and accounting team. Under the Agreement, Michael Churchill, a Senior CFO at vcfo and our Chief Financial Officer, was assigned to us to provide CFO level support, including assisting us with operational and public reporting requirements, oversight and guidance of finance and accounting matters, and such other assistance as needed by our finance and accounting team. The Agreement provides that we will pay a $5,000 retainer to vcfo and consulting fees will be paid on an hourly basis and billed weekly. Michael Churchill’s services will be billed at $165 per hour. We have also agreed to pay certain expenses incurred by vcfo in providing the contracted services.

ITEM 13. EXHIBITS

Exhibit Number		Description
3	.1(1)	Articles of Incorporation
3	.2(2)	Amendment to Articles of Incorporation
3	.3(2)	Amendment to Articles of Incorporation
3	.4(6)	Certificate of Designation of Rights and Preferences of Series A Preferred Stock
3	.5(1)	Bylaws
10	.1(1)	Lease Agreement
10	.2(3)	Participation Agreement between Sastaro Limited and Buttes Gas and Oil Co. International Inc.
10	.3(3)	Compensation Agreement with Paraskevi Ltd.
10	.4(4)	Independent Contractor Services Agreement and a Confidentiality Agreement, effective April 1, 2005, with Donald C. Cameron Consulting Ltd.
10	.5(4)	Independent Contractor Services Agreement and a Confidentiality Agreement, effective April 1, 2005, for the services of Mr. Screaton as our Vice President, Finance and Chief Financial Officer
10	.6(5)	Independent Contractor Services Agreement and a Confidentiality Agreement, effective April 1, 2005, for the services of Mr. Noonan as our Vice President Corporate
10	.7(4)	Stock Option Plan - Canadian residents
10	.8(4)	2005 U.S. Stock Incentive Plan - non-Canadian residents
10	.9(7)	Form of Subscription Agreement used by selling stockholders in July 26, 2005 and August 25, 2005 private placements
10	.10(8)	Employment Agreement between the Company and Brent Kinney
10	.11(8)	Separation Agreement between the Company and Donald C. Cameron Consulting Ltd.
10	.12(8)	Form of Subscription Agreement used by Selling Stockholders in December 2005 Placement
10	.13(9)	Consulting Agreement between the Company and Energy Services Group Dubai dated April 5, 2005
10	.14(9)	Option Agreement between the Company and Ian Baron
23.1		Consent of BDO Patel and Al Saleh, of Dubai, United Arab Emirates
23.2		Consent of Energy Services Group Dubai
23.3		Consent of Beckstead and Watts LLP
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.2		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Previously filed with Form SB-2 on September 12, 2002
(2)	Previously filed with Form 10-KSB on March 31, 2005
(3)	Previously filed with Form 10-QSB on August 22, 2005
(4)	Previously filed with Form SB-2 (SEC File No. 333-127940) on August 30, 2005
(5)	Previously filed with Form SB-2/A Amendment No. 1 (SEC File No. 333-127940) on September 9, 2005
(6)	Previously filed as exhibit 3.1 to the Form 8-K filed on September 22, 2005
(7)	Previously filed with Form SB-2/A (SEC File No. 333-128285) on October 12, 2005
(8)	Previously filed with Form 10-QSB on November 15, 2005.
(9)	Previously filed with Form SB-2 on February 13, 2006.

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

SKY PETROLEUM, INC.

April 16, 2008	By	/s/	KARIM JOBANPUTRA
Karim Jobanputra
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/	KARIM JOBANPUTRA	Interim Chief Executive Officer	April 16, 2008
	Karim Jobanputra	(Principal Executive Officer)

/s/	HILDA KOUVELIS	Chief Financial Officer	April 16, 2008
	Hilda Kouvelis	(Principal Financial Officer and Principal Accounting Officer)

/s/	IAN BARON	Director	April 16, 2008
Ian Baron

/s/	PETER COCKCROFT	Director	April 16, 2008
Peter Cockcroft

/s/	KARIM JOBANPUTRA	Director	April 16, 2008
Karim Jobanputra

/s/	NIGEL MCCUE	Director	April 16, 2008
Nigel McCue

/s/	MICHAEL D. NOONAN	Director	April 16, 2008
Michael D. Noonan