Form 10QSB/A
period 2007-03-31
SKY PETROLEUM, INC.
filed 2008-04-17
CIK 1183276

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

_____________________________________________________________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒   Yes   ☐   No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐  Yes   ☒  No

Number of shares of issuer’s common stock outstanding at April 11, 2008:   58,793,709

Transitional Small Business format (check one): ☐  Yes   ☒  No

INTRODUCTORY NOTE

The Company’s unaudited consolidated financial statements for the period ended March 31, 2007, as contained in this amended Quarterly Report on Form 10-QSB/A, including the Company’s unaudited Consolidated Balance Sheet as at March 31, 2007 and the Company’s unaudited Consolidated Statements of Operations and unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006, include entries that result from a restatement of the Company’s consolidated financial statements for prior periods.

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

The restatement of the Company’s consolidated financial statements due to these accounting errors are presented in Note 2 - Restatement of Consolidated Financial Statements and in Item 2 - Management’s Discussion and Analysis or Plan of Operation in this Form 10-QSB/A.

This amendment incorporates certain revisions to historical financial data and related disclosure in the previously filed Quarterly Report on Form 10-QSB for the period ended March 31, 2007, but is not intended to update other information presented in the Quarterly Report on Form 10-QSB as originally filed with the SEC on May 21, 2007, as amended May 29, 2007, except where specifically noted.

The Company is concurrently filing an amendment to its Annual Report on Form 10-KSB/A for the year ended December 31, 2006, as filed with the SEC on May 16, 2007, which contains a restatement of the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2006, including a restated Consolidated Balance Sheet, restated Consolidated Statement of Operations, restated Statement of Changes in Stockholders’ Equity, and restated Consolidated Statement of Cash Flows. The amended Annual Report on Form 10-KSB/A contains an updated audit report on the restated 2006 financial statements.

For a discussion of events and developments subsequent to March 31, 2007, see the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, which contains audited consolidated financial statements for the year ended December 31, 2007 and restated audited consolidated financial statements for year ended December 31, 2006. See also the Company’s amended Quarterly Reports on Form 10-QSB/A for the quarterly periods ended September 30, 2006, June 30, 2007, and September 30, 2007 for restated unaudited consolidated financial statements for those periods. These reports are being filed concurrently with this amended Quarterly Report on Form 10-QSB/A.

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NOTE: These unaudited consolidated financial statements reflect the Company’s restatement of the Company’s unaudited Consolidated Balance Sheet as at March 31, 2007 and the Company’s unaudited Consolidated Statements of Operations and unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006, including entries that result from a restatement of the Company’s consolidated financial statements for prior periods.

Sky Petroleum, Inc.
Consolidated Balance Sheet
(unaudited)
March 31,
2007
(Restated)
Assets
Current assets:
Cash and cash equivalents	$5,239,725
Accounts receivable, net of allowance of $ 0	—
Inventories	22,195
Prepaid expenses and other assets	79,942
Total current assets	5,341,862
Investment in oil and gas properties, net - full cost method of accounting
including unevaluated costs of $13.0 million (Note 4)	17,111,759
Fixed assets, net	4,041
Deposits and other assets	2,839
Investment in non-affiliated entity	1,000,000
Total other assets	18,118,639
Total Assets	$23,460,501

Liabilities and Stockholders' Equity
Current liabilities:
Accrued liabilities	$86,289

Stockholders’ Equity
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, 3,055,556
shares issued and outstanding (Note 3)	3,056
Common Stock, $0.001 par value, 150,000,000 shares authorized, 46,571,485
shares issued and outstanding	46,571
Additional paid-in capital	38,937,170
Cumulative translation adjustment	(1,088)
Accumulated deficit	(15,611,497)
Total Stockholders’ Equity	23,374,212
Total Liabilities and Stockholders’ Equity	$23,460,501

The accompanying Notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31
	2007	2006
	(Restated)	(Restated)

Oil revenues	$—	$—
Expenses:
Consulting services	206,122	173,972
Compensation - related party	52,500	52,500
Stock based compensation	553,335	433,002
Lease operating expenses	—	—
Depletion and depreciation	591,673
Investor relations	9,731	89,915
Professional fees	27,435	96,069
Director fees	37,500	53,400
General and administrative expenses	130,441	77,375
Total Expenses	1,608,737	976,233

Net operating loss	(1,608,737)	(976,233)

Other income:
Interest income	66,996	157,579
Cumulative translation adjustment	—	(3,760)
Total other income	66,996	153,819

Net loss	$(1,541,741)	$(822,414)

Dividends on Preferred stock	(192,500)	(192,500)

Net loss applicable to common stockholders	$(1,734,241)	$(1,014,914)

Net (loss) per share - basic and diluted	$(0.04)	$(0.02)

Weighted average of number of common shares
outstanding - basic and diluted	46,571,485	46,365,685

The accompanying Notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
	2007	2006
	(Restated)	(Restated)
Cash flows provided (used) by operating activities
Net loss	$(1,541,741)	$(822,414)
Stock based compensation	553,335	433,002
Stock issued for services	—	975,000
Depletion and depreciation	591,673	—

Adjustment to reconcile net loss to net cash provided
operations:
Accounts receivable	1,140,471	—
Prepaid expenses	(67,275)	(60,667)
Deposits	—	(1,825)
Accrued expenses	(55,001)	(84,973)
Net cash provided (used) by operating activities	621,461	438,125

Cash flows used in investing activities
Investment in non-affiliated entity	(1,000,000)	—
Investment in oil and gas properties	—	(11,488,350)
Net cash used in investing activities	(1,000,000)	(11,488,350)

Cash flows used in financing activities
Cumulative translation adjustment	—	(1,535)
Preferred stock dividends paid	(192,500)	—
Issuance of common stock	—	30,000
Net cash used in financing activities	(192,500)	28,465

Net decrease in cash	(571,039)	(11,021,760)
Cash and cash equivalents at the beginning of year	5,810,763	18,566,364
Cash and cash equivalents at the end of year	$5,239,725	$7,544,604

Supplemental disclosures:
Interest paid	$—	$—
Stock issued for capitalized services (Note 3)	$—	$975,000

The accompanying Notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.
Notes to Consolidated Financial Statements

Note 1- Description of Business - Nature of Operations and Basis of Presentation

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

Note 2 - Restatement of Consolidated Financial Statements

Management has determined that the Company’s audited consolidated financial statements for the period ended March 31, 2007 require restatement of certain amounts and balances presented as a result of the following (i) an error in following the Company’s revenue recognition criteria, (ii) an error in calculating depletion and (iii) an error in recording stock based compensation, and (iv) an error and reclassification of general and administrative expenses.

The following table presents the effect of the restatements made to the Company's previously reported consolidated statement of operations for the period ending March 31, 2007 and its consolidated balance sheet at March 31, 2007:

	For the three months ended March 31, 2007
	Previously Reported	Adjustments	Restated

Statement of Operations:
Revenue	$969,226	$(969,226)	$--
Lease operating expenses	53,501	(53,301)	--
Depletion and depreciation	499,854	91,819	591,673
Stock based compensation	478,106	75,229	553,335
Other general and administrative	116,219	14,222	130,441
Net operating loss	(511,542)	(1,097,195)	(1,608,737)
Net loss	(444,546)	(1,097,195)	(1,541,741)
Net loss applicable to common stockholders	(637,046)	(1,097,195)	(1,734,241)
Net loss per share, basic and diluted	(0.01)	(0.03)	(0.04)

	As of March 31, 2007
	Previously Reported	Adjustments	Restated
Balance sheet
Accounts receivable	$1,455,103	$(1,455,103)	$--
Inventory	--	22,195	22,195
Investments in oil and gas activities	17,203,628	(91,869)	17,111,759
Fixed assets	3,991	50	4,041
Total assets	24,985,309	(1,524,808)	23,460,501
Additional paid-in capital	38,523,922	413,248	38,937,170
Accumulated deficit	(13,673,441)	(1,938,056)	(15,611,497)
Total liabilities and stockholders' equity	24,985,309	(1,524,808)	23,460,501

During the first quarter of 2007, the Company’s management determined that restatement of certain amounts and balances presented in the 2006 historical financial statements was required. Those restatements related to (i) the improper expensing, as stock based compensation, of the value of common shares issued to Paraskevi in 2006, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by Paraskevi, and (ii)errors made in various valuation assumptions used in the calculation of stock based compensation associated with stock options issued in 2005, and (iii) the incorrect expensing of direct offering costs incurred in 2006 that should have been offset against the related offering proceeds.

The following table presents the effect of the restatements made to the Company’s previously reported consolidated statement of operations for the quarter ending March 31, 2006:

	For the three months ended March 31, 2006
	Previously
	Reported	Adjustments	Restated
Statement of Operations:
Stock based compensation	$1,185,716	$(752,714)	$433,002

Net operating loss	(1,728,945)	752,714	(976,231)
Net loss	(1,575,126)	752,714	(822,412)
Net loss per share, basic and diluted	(.03)	0.01	(.02)

Note 3- Stockholders’ Equity

Stock Issued for Capitalized Services

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

Options

There were no options granted, cancelled, or exercised during the three months ended March 31, 2007 or 2006.

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

As of March 31, 2007 the Company Investment in Oil and Gas Properties was comprised of the following:

Unevaluated Properties-
Mubarek K2 Well	$12,289,999

Evaluated Properties-

Mubarek H2 Well	14,205,001

Accumulated Costs	26,495,000

Accumulated Depletion	(4,202,349)

Impairment Expense	(5,180,892)

Total	$17,111,759

As of March 31, 2007, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 well of $14,205,001 and pre-advanced drilling costs for the Mubarek K2 well of $12,289,999. Based on the December 31, 2006 reserve report prepared by ESG, an entity considered to be an affiliate of the Company due to a mutual officer and director having ownership in ESG, proven developed reserves, net to the Company’s interest were 200,860 barrels of oil. During the three months ended March 31, 2007, 21,505 barrels of oil net to the Company’s interest were produced from the Mubarek H2 well, resulting in depletion expense of $591,246 being recorded for the first quarter of 2007.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

NOTE: Certain parts of the following Item 2. Plan of Operation reflect the effects of the restatement of our unaudited consolidated financial statements for the period ended March 31, 2007. For more information see the section heading “Change in Accounting Policy and Restatement of 2006 Consolidated Financial Statements” and review the Introductory Note to this amended Quarterly Report on Form 10-QSB/A. Apart from revisions relating to changed financial data from the restatement, as described above, this Item 2 has not been revised for new events and developments occurring after the original filing date of May 21, 2007, as amended May 29, 2007. Please see the Company’s subsequently filed Current Reports, Quarterly Reports, and Annual Reports, as filed with the Securities and Exchange Commission, for a discussion of events occurring subsequent to this Quarterly Report on Form 10-QSB/A.

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

Operations

Restatement of 2006 Consolidated Financial Statements

Management has determined that the Company’s audited consolidated financial statements for the period ended March 31, 2007 require restatement of certain amounts and balances presented as a result of the following (i) an error in following the Company’s revenue recognition criteria, (ii) an error in calculating depletion and (iii) an error in recording stock based compensation, and (iv) an error and reclassification of general and administrate expenses.

During the first quarter of 2007, the Company’s management determined that restatement of certain amounts and balances presented in the 2006 historical financial statements was required. Those restatements related to (i) the improper expensing, as stock based compensation, of the value of common shares issued to Paraskevi in 2006, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by Paraskevi, (ii) errors made in various valuation assumptions used in the calculation of stock based compensation associated with stock options issued in 2005, and (iii) the incorrect expensing of direct offering costs incurred that should have been offset against the related offering proceeds.

Comparison of three months ended March 31, 2007 with three months ended March 31, 2006

During the three months ended March 31, 2007, we had a net operating loss of $1,608,737 as compared to a loss of $976,233 during the three months ended March 31, 2006. During the first quarter of 2007, there was expenses from operations of $1,608,737 ($976,233 - 2006). These operating expenses during the first quarter of 2007 included consulting services of $206,122 ($173,972 - 2006), stock based compensation of $553,335 ($433,002 - 2006), related party compensation expenses of $52,500 ($52,500 - 2006), investor relations expenses of $9,731 ($89,915 - 2006), professional fees of $27,435 ($96,069 - 2006), directors fees of $37,500 ($53,400 - 2006), and general and administrative expenses of $130,441 ($77,375 - 2006), which were generally higher in 2007 because of increased activity in the Mubarek field and research on additional potential development sites. In addition, during the first quarter of 2007, we incurred depletion and depreciation expense of $591,673 ($nil - 2006).

We also had other income of $66,996 during the three months ended March 31, 2007 ($153,819 - 2006) , which is primarily interest income arising from short-term investments of the Company’s excess cash during the period which decreased between 2006 and 2007 as funds were used in the drilling activities.

Cash flows from operating activities were $621,461 during the three months ended March 31, 2007, as compared to cash flows used of $438,125 for the comparable period in 2006. The positive cash flow from operating activities arises mainly higher non-cash charges consisting of increased depletion and depreciation of $591,673 ($nil - 2006) and stock based compensation of $553,335 ($433,002 - 2006) during the three month period ended March 31, 2007. We used total cash of $571,039 during the three month period ended March 31, 2007 ($11,021,760 - 2006), which related primarily to our significant investment in oil and gas properties in 2006 versus a smaller investment in a non-affiliated entity in March 2007. We used cash of $192,500 in financing activities during the three month period ended March 31, 2007, related to a preferred stock dividend on the Series A preferred stock. We received no proceeds ($30,000 - 2006) from the issuance of common stock. Total cash decreased to $5,239,725 at March 31, 2007 versus $7,544,604 at March 31, 2006. Total cash used was decreased primarily by increased revenues from our interest in the continued production at the H2 well in the Mubarak field and reduced capital expenditures for oil and gas properties. We had a net decrease in cash as we had limited financing activities in the quarter but continued to implement our plan of operation by investing $1,000,000 in a non-affiliated company with numerous potential oil and gas prospects.

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

As of March 31, 2007, we had current assets of $5,341,862 including cash and cash equivalents of $5,239,725. As of March 31, 2007, we had current liabilities of $86,289. We had working capital of $5,255,573 as of March 31, 2007.

As mentioned above, we have paid the $25 million commitment regarding the two well program. This is initially recorded as “Investment in oil and gas properties” in the Companies financial statements. On January 31, 2006, Butte Gas and Oil Co. commenced drilling operations at the Mubarek H-2, the first of Sky Petroleum’s two infill wells on in the Mubarek Field. As of March 31, 2007, the Company’s total investment in oil and gas properties was $26,495,000.

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

Stock-Based Compensation

The Company previously accounted for its stock based compensation using the retrospective method under Statement of Financial Accounting Standards No. 123 (“SFAS 123”). Under this method, the fair values of all options granted since 2003 were reflected as compensation expense over the periods in which the services were rendered.

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