Form 10QSB/A
period 2007-06-30
SKY PETROLEUM, INC.
filed 2008-04-17
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSBA
Amendment No. 1

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

Yes ☐       No ☒

As of April 11, 2008 there were 58,793,709 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes ☐       No ☒

INTRODUCTORY NOTE

The Company’s unaudited consolidated financial statements for the period ended June 30, 2007, as contained in this amended Quarterly Report on Form 10-QSB/A, including the Company’s unaudited Consolidated Balance Sheet as at June 30, 2007 and the Company’s unaudited Consolidated Statements of Operations and unaudited Consolidated Statements of Cash Flows for the three and six months ended June 30, 2007 and 2006, include entries that result from a restatement of the Company’s consolidated financial statements for prior periods.

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

This amendment incorporates certain revisions to historical financial data and related disclosure in the previously filed Quarterly Report on Form 10-QSB for the period ended June 30, 2007, but is not intended to update other information presented in the Quarterly Report on Form 10-QSB as originally filed with the SEC on August 20, 2007, except where specifically noted.

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

For a discussion of events and developments subsequent to June 30, 2007, see the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, which contains audited consolidated financial statements for the year ended December 31, 2007 and restated audited consolidated financial statements for year ended December 31, 2006. See also the Company’s amended Quarterly Reports on Form 10-QSB/A for the quarterly periods ended September 30, 2006, March 31, 2007, and September 30, 2007 for restated unaudited consolidated financial statements for those periods. These reports are being filed concurrently with this amended Quarterly Report on Form 10-QSB/A.

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE: These unaudited consolidated financial statements reflect the Company’s restatement of the Company’s unaudited Consolidated Balance Sheet as at June 30, 2007 and the Company’s unaudited Consolidated Statements of Operations and unaudited Consolidated Statements of Cash Flows for the three and six months ended June 30, 2007 and 2006, including entries that result from a restatement of the Company’s consolidated financial statements for prior periods.

Sky Petroleum, Inc.
Consolidated Balance Sheet
(Unaudited)

As of June 30, 2007
(Restated)
Assets
Cash and equivalents	$5,896,388
Accounts receivable, net of allowance of $0	—
Inventories	22,195
Prepaid expenses	78,448
Total current assets	5,997,031
Other Assets:
Fixed assets, net	4,394
Deposits	2,839
Investment in non-affiliated entity (Note 5)	1,000,000
Investment in oil and gas properties, net of accumulated depletion and impairment of $9,708,269 (Note 4)	16,786,731
Total Other Assets	17,793,964
Total Assets	$23,790,995
Liabilities and Stockholders’ Equity
Accrued liabilities	$372,890
Commitments and contingencies (Note 5)
Stockholders’ Equity:
Common stock, $0.001 par value, 150,000,000 shares authorized, 58,793,709 shares issued and outstanding (Note 3)	58,794
Additional paid-in capital	39,572,700
Cumulative translation adjustment	(1,088)
Accumulated deficit	(16,212,301)
Total Stockholders’ Equity	23,418,105
Total Liabilities and Stockholders’ Equity	$23,790,995

The accompanying notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ending June 30,		Six Months Ending June 30,
	2007 Restated	2006 Restated (Note 2)	2007 Restated	2006 Restated (Note 2)

Revenue	$1,233,982	$—	$1,233,982	$—
Expenses:
Lease operating expenses	74,188	—	74,188	—
Depletion and depreciation (Note 4)	325,478	213	917,151	213
Consulting services	293,719	240,555	499,841	414,227
Compensation - related party	52,500	52,500	105,000	105,000
Stock-based compensation (Note 7)	644,697	447,601	1,198,032	880,603
Investor relations	106,824	84,655	116,555	163,557
Professional fees	228,712	111,366	256,147	218,448
Director fees	63,300	57,180	100,800	110,580
General and administrative expenses	120,385	165,458	250,826	243,133
Total expenses	1,909,803	1,159,528	3,518,540	2,135,761

Net operating loss	(675,821)	(1,159,528)	(2,284,558	(2,135,761)

Other income (expense)
Interest expense	—	—	—	—
Interest income	75,017	81,377	142,013	238,956
Cumulative translation adjustments	—	799	—	(2,961)
Net loss	$(600,804)	$(1,077,352)	$(2,142,545	$(1,899,766)

Dividends on Preferred Stock	—	(192,500)	(192,500)	(385,000)
Net loss applicable to common stockholders	(600,804)	(1,269,852)	(2,335,045	(2,284,766)

Net loss per share basic and diluted	$(0.01)	$(0.03)	$(0.05)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	57,316,297	46,571,485	46,888,150	46,469,154

The accompanying notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ending June 30,
	2007	2006
	Restated	Restated
Cash flows from operating activities
Net loss	$(2,142,545)	$(1,899,766)
Stock-based compensation (Note 7)	1,198,032	880,603
Stock issued for capitalized services (Note 3)	—	975,000
Depletion and depreciation (Note 4)	917,151	213
Stock-based interest payments	—	—
Adjustment to reconcile net loss to net cash used by operations -
Accounts receivable	1,140,471	—
Prepaid expenses	(65,781)	(41,242)
Deposits	—	(1,825)
Accrued expenses	231,599	(134,743)
Accrued interest	—	—

Net cash provided (used) by operating activities	1,278,927	(221,760)

Cash flows from investing activities
Purchase of fixed assets	(803)	(5,713)
Investment in non-affiliated entity (Note 5)	(1,000,000)	—
Investment in oil and gas properties (Note 4)	—	(11,521,008)

Net cash used in investing activities	(1,000,803)	(11,526,721)

Cash flows from financing activities
Proceeds from notes payable	—	—
Payments on notes payable	—	—
Stock subscriptions	—	—
Cumulative translation adjustment	—	2,961
Preferred dividend (Note 3)	(192,500)	(385,000)
Issuance of preferred stock (Note 3)	—	—
Issuance of common stock (Note 3)	—	30,000

Net cash provided (used) by financing activities	(192,500)	(352,039)

Net (decrease) increase in cash	85,624	(12,100,520)
Cash - beginning	5,810,763	18,566,364

Cash - ending	$5,896,388	$6,465,844

Supplemental disclosures:
Interest paid	$—	$—

Income taxes paid	$—	$—

Stock issued for capitalized services	$—	$975,000

Number of shares issued for capitalized services	—	500,000

The accompanying notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Notes to Consolidated Financial Statements

Note 1-	Description of Business - Nature of Operations and Basis of Presentation

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

Management has determined that the Company’s audited consolidated financial statements for the period ended June 30, 2007 require restatement of certain amounts and balances presented as a result of the following (i) an error in following the Company’s revenue recognition criteria, (ii) an error in calculating depletion and (iii) an error in recording stock based compensation, and (iv) an error and reclassification in general and administrative expenses.

The following table presents the effect of the restatements made to the Company's previously reported consolidated statement of operations for the period ending June 30, 2007 and its consolidated balance sheet at June 30, 2007:

	For the six months ended June 30, 2007
	Previously Reported	Adjustments	Restated

Statement of Operations:
Revenue	$1,461,982	$(228,000)	$1,233,982
Lease operating expenses	82,782	(8,594)	74,188
Depletion and depreciation	1,982,142	(1,064,991)	917,151
Stock based compensation	935,483	262,549	1,198,032
Other general and administrative	245,771	5,055	250,826
Net operating loss	(2,862,539)	577,981	(2,284,558)
Net loss	(2,720,526)	577,981	(2,142,545)
Net loss applicable to common stockholders	(2,913,026)	577,981	(2,335,045)
Net loss per share, basic and diluted	(0.06)	0.01	(0.05)

	As of June 30, 2007
	Previously Reported	Adjustments	Restated
Balance sheet
Accounts receivable	$758,584	$(758,584)	$--
Inventory	--	22,195	22,195
Investments in oil and gas activities	15,721,790	1,064,941	16,786,731
Total assets	23,462,443	328,552	23,790,995
Accrued liabilities	353,223	19,667	372,890
Additional paid-in capital	39,000,935	571,265	39,572,700
Accumulated deficit	(15,949,421)	262,800	(16,212,301)
Total liabilities and stockholders' equity	23,462,443	328,552	23,790,995

Recap of Adjustments by Quarter for 2007:

	First Quarter 2007	Second Quarter 2007
Revenue	969,226	(741,226)
Lease operating expenses	(53,301)	44,707
Depletion and depreciation	91,819	(1,156,810)
Stock based compensation	75,229	187,320
Other general and administrative	14,222	(9,167)
Total	1,097,195	(1,675,176)

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

The following table presents the effect of the restatements made to the Company’s previously reported consolidated financial statements for June 30, 2006:

	For the six months ended June 30, 2006
	Previously Reported	Adjustments	Restated
Statement of Operations:
Stock based compensation	$1,881,482	$(1,000,881)	$880,603
Net operating loss	(3,136,640)	1,000,881	(2,135,761)
Net loss	(2,900,645)	1,000,881	(1,899,766)
Net loss per share, basic and diluted	(0.06)	0.01	(0.05)

	As of June 30, 2006
	Previously Reported	Adjustments	Restated
Balance sheet
Investment in oil and gas activities	$25,046,008	$1,495,000	$26,541,008
Total assets	31,560,419	1,495,000	33,055,419
Unamortized options issued for services	(6,511,712)	6,511,712	--
Additional paid-in capital	47,336,497	(10,219,880)	37,116,617
Accumulated Deficit	(9,339,691)	5,203,168	(4,136,523)
Total liabilities and stockholders' equity	31,560,419	1,495,000	33,055,419

Note 3 -	Stockholders’ Equity

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

As of June 30, 2007 the Company Investment in Oil and Gas Properties was comprised of the following:

Unevaluated Properties-
Mubarek K2 Well	$12,289,999
Evaluated Properties-
Mubarek H2 Well	14,205,001
Accumulated Costs	26,495,000

Accumulated Depletion	(4,527,377)
Impairment Expense	(5,180,892)
Total	$16,786,731

As of June 30, 2007, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 well of $14,205,001 and pre-advanced drilling costs for the Mubarek K2 well of $12,289,999. Based on the December 31, 2006 reserve report prepared by ESG, an entity considered to be an affiliate of the Company due to a mutual officer and director having ownership in ESG, proven developed reserves, net to the Company’s interest were 200,860 barrels of oil. During the three months ended June 30, 2007, 21,505 barrels of oil net to the Company’s interest were produced from the Mubarek H2 well, resulting in depletion expense of $916,274 being recorded for the first six months of 2007.

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

Note 7 — Stock Options

On May 20, 2006, the Company granted stock options to Mr. Nigel McCue, an officer of the Company, to purchase 200,000 shares of $0.001 par value common stock at a strike price of $1.00 per share pursuant to his employment agreement. The options will vest over a three-year period. The total unrecognized stock based compensation related to non-vested options of $2,216,963 will be recognized over the remaining weighted average vesting period of 0.86 years. There were no stock options granted, cancelled or exercised during the second quarter of 2007.

	Shares Underlying Options			Shares Underlying Options
	Outstanding			Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
	Underlying	Remaining	Average	Underlying	Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
$0.50 - 1.88 at June 30, 2007	4,049,999	5.55	$1.07	1,816,662	$1.06

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

A reconciliation between the income tax benefit determined by applying the applicable Federal and state statutory income tax rate to the pre-tax loss is as follows for the period indicated:

	Six Months Ending June 30
	2007	2006

Tax benefit at statutory income tax rate	$(749,891)	$(664,918)
Change in valuation allowance	749,891	664,918

Tax benefit reported	$—	$—

Item 2. Management’s Discussion and Analysis or Plan of Operation

NOTE: Certain parts of the following Item 2. Plan of Operation reflect the effects of the restatement of our unaudited consolidated financial statements for the period ended June 30, 2007. For more information see the section heading “Change in Accounting Policy and Restatement of 2006 Consolidated Financial Statements” and review the Introductory Note to this amended Quarterly Report on Form 10-QSB/A. Apart from revisions relating to changed financial data from the restatement, as described above, this Item 2 has not been revised for new events and developments occurring after the original filing date of August 20, 2007. Please see the Company’s subsequently filed Current Reports, Quarterly Reports, and Annual Reports, as filed with the Securities and Exchange Commission, for a discussion of events occurring subsequent to this Quarterly Report on Form 10-QSB/A.

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

Operations

Restatement of Consolidated Financial Statements

Management has determined that the Company’s audited consolidated financial statements for the period ended June 30, 2007 require restatement of certain amounts and balances presented as a result of the following (i) an error in following the Company’s revenue recognition criteria, (ii) an error in calculating depletion and (iii) an error in recording stock based compensation, and (iv) an error and reclassification in general and administrative expenses.

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

Comparison of the three months ending June 30, 2007 with the three months ending June 30, 2006

For the three months ended June 30, 2007, we had a net operating loss of $675,821 as compared to a loss of $1,159,528 for the three months ended June 30, 2006. While, we had revenue of $1,233,982 during the second quarter of 2007, from continued production from the Mubarek H2 well, as compared to none during the second quarter of 2006. The increase in net operating loss resulted from a 65% increase in operating expenses, from $1,159,528 during the second quarter of 2006 to $1,909,803 during the second quarter of 2007.

Operating expenses were higher in the second quarter of 2007 as compared with the second quarter of 2006 largely because of increased drilling and production activity in the Mubarek field and research on additional potential development sites. In particular, the primary contributors to increased expenses were a depletion and depreciation expense of $325,478 for the three months ended June 30, 2007 as compared to $213 for the three months ended June 30, 2006, lease operating expense of $74,188 for the three months ended June 30, 2007 as compared to none for the three months ended June 30, 2006 and an increase in stock based compensation of $644,697 for the three months ended June 30, 2007 as compared to $447,601 for the three months ended June 30, 2006. These increased expenses were related to continued production from our H2 well in the Mubarek field during the second quarter and recognizing SFAS 123(r ) expense related to fully vesting options.

Operating expenses for the second quarter of 2007 also included stock-based compensation of $644,697 as compared to $447,601 for the second quarter of 2006; consulting services of $293,719 compared to $240,555, respectively; investor relations expenses of $106,824 compared to $84,655, respectively; professional fees of $228,712 compared to $111,366, respectively; directors fees of $63,300 compared to $57,180, respectively; and general and administrative expenses of $120,385 compared to $165,458, respectively. Related party compensation expenses totaling $52,500 were the same in both periods.

Additionally, we had less other income during the three months ended June 30, 2007, $75,017, as compared to the three months ended June 30, 2006, $82,176. This other income is primarily interest income arising from short-term investments of the Company’s excess cash during the period which decreased between 2006 and 2007 as funds were used in the drilling activities.

We anticipate that revenue for future periods may decline due to lower than anticipated production from our H2 well, which has experienced a production decline to between 110 - 125 bopd since the beginning of March 2007.

Comparison of the six months ending June 30, 2007 with the six months ending June 30, 2006

A similar comparison is present between the six months ended June 30, 2007 and the six months ended June 30, 2007. For the six months ended June 30, 2007, we had a net operating loss of $2,284,558 as compared to a loss of $2,135,761 for the six months ended June 30, 2006. We had revenue of $1,233,982 during the first two quarters of 2007, from continued production from the Mubarek H2 well, as compared to none during the first two quarters of 2006. This large difference in revenue was offset by operating expenses of $3,518,540 for the six months ended June 30, 2007 compared to $2,135,761 for the six months ended June 30, 2006.

Operating expenses were higher during the first two quarters of 2007 compared with the first two quarters of 2006 because of increased drilling and production activity in the Mubarek field and research on additional potential development sites. In particular, the primary contributors to increased expenses were a depletion and depreciation expense of $917,151 for the six months ended June 30, 2007 as compared to $213 for the six months ended June 30, 2006 and a lease operating expense of $74,188 for the six months ended June 30, 2007 as compared to none for the six months ended June 30, 2006. These increased expenses were related to continued production from our H2 well in the Mubarek field during the second quarter.

Operating expenses for the first two quarters of 2007 also included stock-based compensation of $1,198,032 as compared to $880,603 for the first two quarters of 2006; consulting services of $499,841 compared to $414,227, respectively; investor relations expenses of $116,555 compared to $163,557, respectively; professional fees of $256,147 compared to $218,448, respectively; directors fees of $100,800 compared to $110,580, respectively; and general and administrative expenses of $250,826 compared to $243,133, respectively. Related party expenses totaling $105,000 were the same in both periods.

Additionally, we had less other income during the six months ended June 30, 2007, $142,013, as compared to the six months ended June 30, 2006, $235,995. This other income is primarily interest income arising from short-term investments of the Company’s excess cash during the period which decreased between 2006 and 2007 as funds were used in the drilling activities.

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

As of June 30, 2007, we had current assets of $5,997,031 including cash and cash equivalents of $5,896,388. As of June 30, 2007, we had current liabilities of $372,890. We had net working capital of $5,624,141 as of June 30, 2007. Cash flows provided by operating activities were $1,278,927 during the six months ended June 30, 2007, as compared to cash flow used of $221,760 for the same period in 2006. The increase in cash flow from operating activities resulted mainly from higher non-cash charges consisting of increased depletion and depreciation of $917,151 for the six months ended June 30, 2007 versus $213 for the same period in 2006 and shares issued for consulting services of $1,090,419 for the first two quarters of 2007 as compared to $880,603 for the same period in 2006. We used cash in investing activities of $1,000,803 during the six month period ended June 30, 2007, as compared to $11,526,721in the same period of 2006, most of which was related to an investment in Pechora Energy, a non-affiliated entity, in March 2007 as compared to completion of the funding of the drilling commitment to Buttes in the first six months of 2006. We paid $192,500 in preferred stock dividends in the second quarter of 2006 versus none in the second quarter of 2007, because the Series A preferred stock was converted to common stock in April 2007. We received proceeds from the issuance of this common stock of $12,223 during the six months ended June 30, 2007 as compared to $30,000 during the same period in 2006. Total cash decreased to $5,896,388 at June 30, 2007 compared to $6,465,844 at June 30, 2006. We had a net decrease in cash as we had limited financing activities during the first six months of 2007.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its scheduled Annual General Meeting of Stockholders on Wednesday, June 27, 2007, at 9:00 a.m. (MST). After counting the number of shares present in person and by proxy, Corporate Secretary, Michael Noonan, determined that a quorum for the transaction of business was not present. Under Article II Section 7 of the Company’s By-Laws and pursuant to Nevada Revised Statutes 78.350 and 78.370(7), the Corporate Secretary proposed a vote of shares present to adjourn the meeting. The proposal was passed by unanimous consent, with proxy shares being voted by their representatives pursuant to discretionary voting power granted under the proxy.

Therefore, the Annual General Meeting of the Stockholders was adjourned until August 8, 2007, and held at Dorsey & Whitney’s Denver Office, 370 Seventeenth Street, Suite 4700, Denver, CO 80202 at 9:00 a.m. (MST). All business to be transacted at the Annual General Meeting remained the same.

Stockholders representing 21,962,531 shares or 37.35% of the shares authorized to vote (58,793,709) were present in person or by proxy, representing a quorum for the purposes of the annual meeting.

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

Proxies were solicited under the proxy statement filed with the Securities and Exchange Commission on May 30, 2007. Each nominee for director was elected, and each proposal was approved by the Stockholders.

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