Form 10QSB/A
period 2007-09-30
SKY PETROLEUM, INC.
filed 2008-04-17
CIK 1183276

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

Number of shares of issuer’s common stock outstanding at April 11, 2007: 58,793,709

Transitional Small Business format (check one): ☐ Yes    ☒ No

INTRODUCTORY NOTE

The Company’s unaudited consolidated financial statements for the period ended September 30, 2007, as contained in this amended Quarterly Report on Form 10-QSB/A, including the Company’s unaudited Consolidated Balance Sheet as at September 30, 2007 and the Company’s unaudited Consolidated Statements of Operations and unaudited Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2007 and 2006, include entries that result from a restatement of the Company’s consolidated financial statements for prior periods.

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

This amendment incorporates certain revisions to historical financial data and related disclosures in the previously filed Quarterly Report on Form 10-QSB for the period ended September 30, 2007, but is not intended to update other information presented in the Quarterly Report on Form 10-QSB as originally filed with the SEC on December 20, 2007, except where specifically noted.

The Company is concurrently filing an amendment to its Annual Report on Form 10-KSB/A for the year ended December 31, 2006, as filed with the SEC on May 16, 2007, which contains a restatement of the Company’s audited consolidated financial statements for the year ended December 31, 2006, including a restated Consolidated Balance Sheet, restated Consolidated Statement of Operations, restated Consolidated Statement of Changes in Stockholders’ Equity, and restated Consolidated Statement of Cash Flows. The amended Annual Report on Form 10-KSB/A contains an updated audit report on the restated 2006 financial statements.

For a discussion of events and developments subsequent to September 30, 2007, see the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, which contains audited consolidated financial statements for the year ended December 31, 2007 and restated audited consolidated financial statements for year ended December 31, 2006. See also the Company’s amended Quarterly Reports on Form 10-QSB/A for the quarterly periods ended September 30, 2006, March 31, 2007, and June 30, 2007 for restated unaudited consolidated financial statements for those periods. These reports are being filed concurrently with this amended Quarterly Report on Form 10-QSB/A.

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE: These unaudited consolidated financial statements reflect the Company’s restatement of the Company’s unaudited Consolidated Balance Sheet as at September 30, 2007 and the Company’s unaudited Consolidated Statements of Operations and unaudited Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2007 and 2006, including entries that result from a restatement of the Company’s consolidated financial statements for prior periods.

Sky Petroleum, Inc.
Consolidated Balance Sheet
As of September 30, 2007
(Unaudited)

Assets	Restated (Note 2)
Cash and equivalents	$6,022,347
Accounts receivable, net of allowance of $0	7,843
Inventory - oil in storage	22,195
Prepaid expenses	21,208

Total Current Assets	6,073,593

Other Assets:
Fixed assets, net	3,900
Deposits	4,209
Investment in non-affiliated entity (Note 5)	1,000,000
Investment in oil and gas properties, net of accumulated depletion of $4,808,670 (Note 4)	16,582,383

Total Other Assets	17,590,492

Total Assets	$23,664,085

Liabilities and Stockholders’ Equity
Accrued liabilities	$179,644

Total Current Liabilities	179,644

Commitments and contingencies (Note 5)	–

Stockholders’ Equity:
Common stock, $0.001 par value, 150,000,000
shares authorized, 58,793,709 shares issued and
outstanding (Note 3)	58,794
Additional paid-in capital	39,991,573
Cumulative translation adjustment	(1,088)
Accumulated deficit	(16,564,838)

Total Stockholders’ Equity	23,484,441

Total Liabilities and Stockholders’ Equity	$23,664,085

The accompanying notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	Restated	Restated	Restated	Restated
	(Note 2)	(Note 2)	(Note 2)	(Note2)
Revenue	$950,417	$615,017	$2,184,399	$615,017

Expenses:
Lease operating expenses	51,463	12,568	125,651	12,568
Depletion and depreciation (Note 4)	280,542	1,390,459	1,197,693	1,390,672
Consulting services	189,408	202,525	689,249	616,752
Compensation - related party	52,500	52,500	157,500	157,500
Share-based compensation (Note 2)	418,874	471,670	1,616,906	1,352,273
Investor relations	100,287	180,073	216,842	343,630
Professional fees	39,675	36,900	295,822	255,348
Director fees	105,450	47,500	206,250	158,080
General and administrative expenses	124,489	184,453	375,315	427,586

Total expenses	1,362,688	2,578,648	4,881,228	4,714,409

Net operating loss	(412,271)	(1,963,631)	(2,696,829)	(4,099,392)

Other income (expense)

Interest income	59,734	67,882	201,747	306,838
Cumulative translation adjustments	—	(821)	—	(3,782)

Net loss	$(352,537)	$(1,896,570)	$(2,495,082)	$(3,796,336)

Dividends on Preferred Stock	—	(192,500)	(192,500)	(577,500)

Net loss applicable to common stockholders	$(352,537)	$(2,089,070)	$(2,687,582)	$(4,373,836)

Net loss per share basic and fully diluted	$(0.01)	$(0.04)	$(0.05)	$(0.09)

Weighted average number of common shares outstanding - basic and diluted	58,793,709	46,571,485	53,913,773	46,503,639

The accompanying notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	Restated	Restated
Cash flows from operating activities	(Note 2)	(Note 2)
Net loss	$(2,495,082)	$(3,796,336)
Stock-based compensation (Note 2)	1,616,906	1,352,273
Stock issued for capitalized services (Note 3)	—	975,000
Depletion and depreciation (Note 4)	1,197,693	1,390,672
Adjustment to reconcile net loss to net cash used by operations:
Accounts receivable	1,132,628	(588,369)
Inventories	--	(18,128)
Prepaid expenses	(8,541)	(26,067)
Deposits	(1,370)	(1,825)
Accrued expenses	38,353	132,795
Net cash provided by (used in) operating activities	1,480,587	$(579,985)

Cash flows from investing activities
Purchase of fixed assets	(803)	(5,713)
Investment in non-affiliated entity (Note 5)	(1,000,000)	—
Investment in oil and gas properties (Note 4)	(75,700)	(11,475,004)
Net cash used in investing activities	(1,076,503)	(11,480,717)

Cash flows from financing activities
Cumulative translation adjustment	—	3,856
Preferred dividend (Note 3)	(192,500)	(577,500)
Issuance of common stock (Note 3)	—	30,000
Net cash used in financing activities	(192,500)	(543,644)

Net increase (decrease) in cash	211,584	(12,604,346)
Cash at beginning of period	5,810,763	18,566,364

Cash at end of period	$6,022,347	$5,962,018

Supplemental disclosures:
Interest paid	$—	$—
Income taxes paid	$—	$—
Common stock issued for preferred redemption (Note 3)	$12,223	$—
Stock issued for capitalized services	$—	$975,000
Number of shares issued for capitalized services	—	500,000

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

Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-QSB Quarterly Report pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Unless otherwise indicated or unless the context otherwise requires, all references to “Sky”, “the Company”, “we”, “us”, and “our” are to Sky Petroleum, Inc. and its consolidated subsidiaries, Sastaro and Bekata.

Note 2 - Restatement of Consolidated Financial Statements

As previously disclosed by the Company in its Current Report on Form 8-K, filed with the SEC on December 20, 2007, the restatement of certain items in the Company’s consolidated financials statements results from several accounting errors discovered by the Company during its review of the Company’s consolidated financial statements required to be reported in the Company’s Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2007 and 2006. These accounting errors include (i) an error in following the Company’s revenue recognition criteria, (ii) an error in calculating depletion, (iii) an error in recording stock-based compensation, and (iv) an error and re-classification of general and administrative expenses.

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

During preparation of the Company’s audited consolidated financial statements for the year ended December 31, 2006, the Company’s management, in conjunction with BDO Patel and Al Saleh (“BDO Patel”), the Company’s previous independent registered public accounting firm, determined that certain errors existed in our previously issued audited consolidated financial statements for the year ended December 31, 2005. The errors related to (i) the improper expensing, as stock-based compensation, of the value of common shares issued to Paraskevi Investment Company S.A., in relation to our May 18, 2005 Compensation Agreement with Paraskevi, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by Paraskevi, (ii) errors made in various valuation assumptions used in the calculation of stock-based compensation associated with stock options issued in 2005, and (iii) amounts shown as offering expenses that should have been netted against offering proceeds.

The following table presents the effect of the restatements made to the Company's previously reported consolidated statements of operations for the three and nine months ended September 30, 2007 and its consolidated balance sheet at September 30, 2007:

	For the nine months ended September 30, 2007
	Previously Reported	Adjustments	Restated

Statement of Operations:
Lease operating expenses	$121,887	$3,764	$125,651
Stock-based compensation	1,322,162	294,744	1,616,906
Other general and administrative	389,977	(14,662)	375,315
Net operating loss	(2,412,983)	(283,846)	(2,696,829)
Net loss	(2,211,236)	(283,846)	(2,495,082)
Net loss applicable to common stockholders	(2,403,736)	(283,846)	(2,687,582)
Net loss per share, basic and diluted	(0.04)	(0.01)	(0.05)

	As of September 30, 2007
	Previously Reported	Adjustments	Restated
Balance sheet
Additional paid-in capital	$39,387,613	$603,960	$39,991,573
Accumulated deficit	(15,960,878)	(603,960)	(16,564,838)

	For the three months ended September 30, 2007
	Previously Reported	Adjustments	Restated

Statement of Operations:
Lease operating expenses	$39,105	$12,358	$51,463
Depletion and depreciation	280,492	50	280,542
Stock-based compensation	438,324	(19,450)	418,874
Investor relations	44,131	56,156	100,287
Professional fees	95,831	(56,156)	39,675
Other general and administrative	144,206	(19,717)	124,489
Net operating loss	(439,030)	26,759	(412,271)
Net loss	(379,296)	26,759	(352,537)
Net loss applicable to common stockholders	(379,296)	26,759	(352,537)
Net loss per share, basic and diluted	(0.01)	--	(0.01)

The following table presents the effect of the restatements made to the Company's previously reported consolidated statement of operations for the three and nine months ended September 30, 2006:

	For the nine months ended September 30, 2006
	Previously Reported	Adjustments	Restated

Statement of Operations:
Revenue	$975,405	$(360,388)	$615,017
Lease operating expenses	58,085	(45,517)	12,568
Net operating loss	(3,784,521)	(314,871)	(4,099,392)
Net loss	(3,481,465)	(314,871)	(3,796,336)
Net loss applicable to common stockholders	(4,058,965)	(314,871)	(4,373,836)
Net loss per share, basic and diluted	(0.09)	–	(0.09)

	For the three months ended September 30, 2006
	Previously Reported	Adjustments	Restated
Statement of Operations:
Revenue	$975,405	$(360,388)	$615,017
Lease operating expenses	58,085	(45,517)	12,568
Net operating loss	(1,648,760)	(314,871)	(1,963,631)
Net loss	(1,581,699)	(314,871)	(1,896,570)
Net loss applicable to common shareholders	(1,774,200)	(314,870)	(2,089,070)
Net loss per share, basic and fully diluted	(0.04)	—	(0.04)

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

 As of September 30, 2007, the Company’s investment in oil and gas properties was comprised of the following:

Unevaluated Properties
Mubarek K2 Well	$13,114,444
Evaluated Properties
Mubarek H2 Well	13,457,501
Accumulated Costs	26,571,945

Accumulated Depletion	(4,808,670)

Impairment	(5,180,892)

Total	$16,582,383

As of September 30, 2007, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 well of $13,457,501 and pre-advanced drilling costs for the Mubarek K2 well of $13,114,444. Based on the December 31, 2006 reserve report prepared by Energy Services Group Dubai (“ESG”), an entity considered to be an affiliate of the Company due to a mutual officer and director having ownership in ESG, proven developed reserves, net to the Company’s interest were 200,860 barrels of oil. During the nine months ended September 30, 2007, 32,635 barrels of oil net to the Company’s interest were produced from the Mubarek H2 well, resulting in depletion expense of $1,195,828 being recorded for the first nine months of 2007.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company’s year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company does not believe the initial adoption of SFAS 157 will have a material effect on its financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s consolidated financial statements upon full adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. The implementation of FAS 159 is not expected to have a material impact on our results of operations or financial position. The Company does not anticipate early adoption of FAS 159 for the current year ending December 31, 2007.

Note 7 - Stock Options (Restated)

Shares	Number of options	Weighted average exercise price

Outstanding at January 1, 2007	4,183,333	$1.07
Granted	—	—
Cancelled	—	—
Exercised	—	—

Outstanding at September 30, 2007	4,183,333	$1.07

There were no stock options granted, cancelled or exercised during the nine months ended September 30, 2007.

The following table summarizes information about stock options as at September 30, 2007:

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.50 - 1.88	4,183,333	3.89	$1.07	1,816,662	$1.06

The total unrecognized stock-based compensation related to non-vested options of $1,798,089 will be recognized over the remaining weighted average vesting period of 0.70 years.

Note 8 - Income Taxes (Restated)

For the nine months ended September 30, 2007 and 2006, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2007, the Company has accumulated operating losses totaling approximately $17 million. The net operating loss carry forwards will begin to expire in 2019 if not utilized. The Company has recorded net operating losses carry forwards in each year since its inception through September 30, 2007. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at September 30, 2007.

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

A reconciliation between the income tax benefit determined by applying the applicable Federal and state statutory income tax rate to the pre-tax loss is as follows for the period indicated:

	Nine Months Ended September 30,
	2007	2006
Tax benefit at statutory income tax rate	$(873,279)	$(1,338,304)
Change in valuation allowance	873,279	1,338,304

Tax benefit reported	$—	$—

Item 2. Management’s Discussion and Analysis or Plan of Operation

NOTE: Certain parts of the following Item 2. Plan of Operation reflect the effects of the restatement of our unaudited consolidated financial statements for the period ended September 30, 2007. For more information see the section heading “Change in Accounting Policy and Restatement of 2006 Consolidated Financial Statements” and review the Introductory Note to this amended Quarterly Report on Form 10-QSB/A. Apart from revisions relating to changed financial data from the restatement, as described above, this Item 2 has not been revised for new events and developments occurring after the original filing date of December 20, 2007. Please see the Company’s subsequently filed Current Reports, Quarterly Reports, and Annual Reports, as filed with the SEC, for a discussion of events occurring subsequent to this Quarterly Report on Form 10-QSB/A.

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

Operations

Restatement of Consolidated Financial Statements

As previously disclosed by the Company in its Current Report on Form 8-K, filed with the SEC on December 20, 2007, the restatement of certain items in the Company’s consolidated financials statements results from several accounting errors discovered by the Company during its review of the Company’s consolidated financial statements required to be reported in the Company’s Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2007 and 2006. These accounting errors include (i) an error in following the Company’s revenue recognition criteria, (ii) an error in calculating depletion, (iii) an error in recording stock-based compensation, and (iv) an error and re-classification of general and administrative expenses.

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

During preparation of the Company’s audited consolidated financial statements for the year ended December 31, 2006, the Company’s management, in conjunction with BDO Patel and Al Saleh (“BDO Patel”), the Company’s previous independent registered public accounting firm, determined that certain errors existed in our previously issued audited consolidated financial statements for the year ended December 31, 2005. The errors related to (i) the improper expensing, as stock-based compensation, of the value of common shares issued to Paraskevi Investment Company S.A., in relation to our May 18, 2005 Compensation Agreement with Paraskevi, instead of capitalizing such amounts to oil and gas properties based on the nature of the services provided by Paraskevi, (ii) errors made in various valuation assumptions used in the calculation of stock-based compensation associated with stock options issued in 2005, and (iii) amounts shown as offering expenses that should have been netted against offering proceeds.

Comparison of the three months ended September 30, 2007 with the three months ended September 30, 2006

For the three months ended September 30, 2007, we had a net loss of $352,537 as compared to a net loss of $1,896,570 for the three months ended September 30, 2006. We had revenue of $950,417 during the third quarter of 2007 representing oil sales from the Mubarek H2 well compared to $615,017 in the same quarter of 2006. The decrease in net loss resulted from a 47% decrease in operating expenses, from $2,622,709 during the third quarter of 2006 to $1,362,688 during the third quarter of 2007.

Operating expenses were lower in the third quarter of 2007 as compared with the third quarter of 2006 largely as a result of a lower calculated depletion rate after the impairment adjustment at December 31, 2006. The primary contributors to decreased expenses were depletion and depreciation expense of $280,542 for the three months ended September 30, 2007 as compared to a $1,390,459 for the three months ended September 30, 2006.

Excluding depletion, expenses for the third quarter of 2007 were down $106,043 or approximately 8% as compared to the same quarter in 2006 primarily due to lower professional fees and general and administrative expenses. Included in expense is stock-based compensation of $418,874 as compared to $471,670 for the third quarter of 2006; consulting services of $189,408 compared to $202,525, respectively; investor relations expenses of $100,287 compared to $180,073, respectively; professional fees of $39,675 compared to $36,900, respectively; directors fees of $105,450 compared to $47,500, respectively; and general and administrative expenses of $124,489 compared to $184,453, respectively. Related party compensation expenses totaling $52,500 were the same in both periods.

Additionally, we had less interest income during the three months ended September 30, 2007, of $59,734, as compared to the three months ended September 30, 2006, of $67,882. This other income is primarily interest income arising from short-term investments of the Company’s excess cash during the period which decreased between 2006 and 2007 as funds were used in the drilling activities.

Comparison of the nine months ended September 30, 2007 with the nine months ended September 30, 2006

A similar comparison is present between the nine months ended September 30, 2007 and the nine months ended September 30, 2006. For the nine months ended September 30, 2007, we had a net loss of $2,495,082 as compared to a loss of $3,796,336 for the nine months ended September 30, 2006. We had revenue of $2,184,399 during the first three quarters of 2007, from oil sales from the Mubarek H2 well, as compared to $615,017 during the first three quarters of 2006. Operating expenses were up slightly in the comparable period with expenses of $4,881,228 for the nine months ended September 30, 2007 compared to $4,714,409 for the nine months ended September 30, 2006.

Depletion and depreciation expense of $1,197,693 for the nine months ended September 30, 2007 was down slightly as compared to $1,390,672 for the nine months ended September 30, 2006, whereas lease operating expenses of $125,651 for the nine months ended September 30, 2007 was higher as compared to $12,568 for the nine months ended September 30, 2006, and stock-based compensation of $1,616,906 for the nine months ended September 30, 2007 was higher as compared to $1,352,273 for the nine months ended September 30, 2006.

Excluding lease operating, depletion and depreciation expense and stock-based compensation, remaining expenses for the first three quarters of 2007 increased slightly as compared to the same quarter in 2006. Included in expense is consulting services of $689,249 compared to $616,752, respectively; investor relations expenses of $216,842 compared to $343,630, respectively; professional fees of $295,822 compared to $255,348, respectively; directors fees of $206,250 compared to $158,080, respectively; and general and administrative expenses of $375,315 compared to $427,586, respectively. Related party expenses totaling $157,500 were the same in both periods.

Additionally, we had less interest income during the nine months ended September 30, 2007 of $201,747 as compared to the nine months ended September 30, 2006 of $306,838. Interest income arising from short-term investments of the Company’s excess cash during the period decreased between 2006 and 2007 as funds were used in drilling activities.

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

As of September 30, 2007, we had current assets of $6,073,593 including cash and cash equivalents of $6,022,347. As of September 30, 2007, we had current liabilities of $179,644. We had net working capital of $5,893,949 as of September 30, 2007. Cash flows provided by operating activities were $1,480,587 during the nine months ended September 30, 2007, as compared to cash used in operations of $579,985 for the same period in 2006. The increase in cash flow from operating activities resulted mainly from crude oil sales of $2,184,399 as compared to $615,017 for the same period in 2006. We used cash in investing activities of $1,076,503 during the nine month period ended September 30, 2007, as compared to $11,480,717 in the same period of 2006. The Company made a $1,000,000 investment in Pechora Energy, a non-affiliated entity in March 2007 as compared to completion of the funding of the drilling commitment to Buttes in the first nine months of 2006. We paid $577,500 in preferred stock dividends in the first three quarters of 2006 versus $192,500 in the three quarters of 2007, because the Series “A” preferred stock was converted to common stock in April 2007.

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

We had an obligation to pay dividends to the holders of the Series “A” Preferred Stock. The dividend is 7% per annum on the balance of $11,000,000 proceeds from shares issued. We paid dividends to the Series “A” Preferred Stock holder of $192,500 for the nine months ended September 30, 2007 and $577,500 for the nine months ended September 30, 2006. On April 20 2007, we issued 12,222,224 shares of common stock upon the conversion of all 3,055,556 shares of Series “A” Preferred Stock. The Company is no longer obligated to make dividend payments on any Series “A” Preferred Stock.

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

 Stock-Based Compensation

The Company previously accounted for its stock-based compensation using the prospective method under Statement of Financial Accounting Standards No. 123 (“SFAS 123”). Under this method, the fair values of all options granted since 2003 were reflected as compensation expense over the periods in which the services were rendered.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company’s year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company does not believe the initial adoption of SFAS 157 will have a material effect on its financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s consolidated financial statements upon full adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS 159 also amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities,” by providing the option to record unrealized gains and losses on held-for-sale and held-to-maturity securities currently. The implementation of FAS 159 is not expected to have a material impact on our results of operations or financial position. The Company does not anticipate early adoption of FAS 159 for the current year ending December 31, 2007.

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

In management’s review of financial information required to be reported in this report on Form 10-QSB/A, management determined that a material weakness existed in the Company’s internal control over financial reporting, which resulted in management determining that accounting errors were made in the Company’s consolidated financial reports as filed with the SEC for prior reporting periods. These accounting errors, which are more fully described in Note 2 to the financial statements included in this report, include (i) an error in following the Company’s revenue recognition criteria, (ii) an error in calculating depletion, (iii) an error in recording stock-based compensation, and (iv) an error and reclassification of general and administrative expenses.

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

As described above under the heading “Disclosure Controls and Procedures”, the Company’s management, has determined that accounting errors were made in the Company’s financial reports as filed with the SEC for prior reporting periods. The accounting errors, which are more fully described in Note 2 to the financial statements included in this report, include (i) an error in following the Company’s revenue recognition criteria, (ii) an error in calculating depletion and (iii) an error in recording stock-based compensation, and (iv) an error and reclassification of general and administrative expenses.

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

Ratification of Appointment of Auditor: The appointment of BDO Patel & Al Saleh, the Company’s independent registered public accounting firm, for the year of 2007 was ratified.

Action	For	Against	Abstain
Ratification of Appointment of Auditor	21,962,531	-0-	-0-

Proxies were solicited under the proxy statement filed with the SEC on May 30, 2007. Each nominee for director was elected, and each proposal was approved by the Shareholders.

Item 5. Other Information.

On October 31, 2007, the Company received a letter from ESG, an entity considered to be an affiliate of the Company due to a mutual officer and director having ownership in ESG, regarding notice of ESG’s intent to terminate the services agreement between ESG and the Company, dated January 1, 2007 (the “Services Agreement”), in 90 days, pursuant to the terms of the Services Agreement. Pursuant to the Services Contract, ESG was providing technical services, business development services and office space accommodations to the Company. The letter was in response to the Company’s communications with ESG regarding its evaluation of its business plans for the upcoming year and the fact that the Company does not wish to evaluate further business opportunities for the time being. ESG has stated that it would like to continue to offer technical services and office space accommodations to the Company, and another agreement will likely be negotiated in the upcoming months before termination of the Services Agreement to arrange for these services.

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

(1) Previously filed on the Quarterly Report on Form 10-QSB, as filed on December 20, 2007.

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