Form 10-Q
period 2008-03-31
SKY PETROLEUM, INC.
filed 2008-05-15
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     Yes   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer           Accelerated filer         Non-accelerated filer         Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No

Number of Shares outstanding at May 14, 2008:	58,793,709

INDEX

		Page No.(s)
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2008 (unaudited) and
	December 31, 2007 (audited)	1

	Consolidated Statements of Operations for the three months ended March 31,	2
	2008 and 2007 (unaudited)

	Consolidated Statements of Cash Flows for the three months ended March 31,	3
	2008 and 2007 (unaudited)

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NOTE: These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at March 31, 2008 (unaudited) and December 31, 2007 (audited), the unaudited Consolidated Statements of Operations and unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007, including entries that resulted from a restatement of the Company’s consolidated financial statements for prior periods.

Sky Petroleum, Inc.

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	Unaudited	Audited

Assets
Current assets:
Cash and cash equivalents	$5,073,433	$5,557,898
Prepaid expenses and other current assets	38,475	6,841
Total current assets	5,111,908	5,564,739
Investment in oil and gas properties, net - full cost
method of accounting (Note 4)	2,210,589	2,869,755
Fixed assets, net	2,911	3,406
Deposits and other assets	4,209	4,209
Investment in non-affiliated entity (Note 5)	1,000,000	1,000,000
Total other assets	3,217,709	3,877,370
Total Assets	$8,329,617	$9,442,109

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$1,285,872	$1,291,601

Commitments and contingencies	—	—

Stockholders’ Equity
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, no
shares issued and outstanding (Note 3)	—	—
Common Stock, $0.001 par value, 150,000,000 shares authorized, 58,793,709
shares issued and outstanding	58,794	58,794
Additional paid-in capital	40,497,226	40,226,257
Cumulative translation adjustment	7	(70)
Accumulated deficit	(33,512,282)	(32,134,473)
Total Stockholders’ Equity	7,043,745	8,150,508
Total Liabilities and Stockholders’ Equity	$8,329,617	$9,442,109

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended, March 31,
	2008	2007
		Restated
		(Note 2)
Oil revenues	$—	$—

Expenses:
Lease operating expenses (Note 4)	—	—
Depletion and depreciation (Note 4)	659,659	591,673
Consulting services	125,062	206,122
Stock-based compensation (Note 7)	270,969	553,335
Compensation – related party	—	52,500
Other general and administrative	360,302	205,107
Total expenses	1,415,992	1,608,737

Net operating loss	(1,415,992)	(1,608,737)

Other income:
Interest income	38,183	66,996
Total other income	38,183	66,996

Net loss	$(1,377,809)	$(1,541,741)

Dividends on Preferred Stock	—	(192,500)

Net loss applicable to common stockholders	$(1,377,809)	$(1,734,241)

Net loss per share - basic and diluted	$(0.02)	$(0.04)

Weighted average of number of common shares outstanding – basic and diluted	58,793,709	46,571,485

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended, March 31,
	2008	2007
		Restated
Cash flows from operating activities		(Note 2)
Net loss	$(1,377,809)	$(1,541,741)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	270,969	553,335
Depletion and depreciation	659,659	591,673
Changes in operating assets and liabilities:
Accounts receivable	—	1,140,471
Prepaid and other current assets	(31,632)	(67,275)
Accounts payable and accrued expenses	(5,729)	(55,002)
Net cash provided by (used in) operating activities	(484,542)	621,461

Cash flows from investing activities:
Investment in non-affiliated entity	—	(1,000,000)
Net cash used in investing activities	—	(1,000,000)

Cash flows from financing activities:
Cumulative translation adjustment	77	—
Preferred stock dividends payment	—	(192,500)
Net cash provided by (used in) financing activities	77	(192,500)

Net decrease in cash	(484,465)	(571,039)
Cash and cash equivalents at the beginning of period	5,557,898	5,810,763
Cash and cash equivalents at the end of period	$5,073,433	$5,239,724

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

Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q Quarterly Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Unless otherwise indicated or unless the context otherwise requires, all references to “Sky”, “the Company”, “we”, “us”, and “our” are to Sky Petroleum, Inc. and its consolidated subsidiaries, Sastaro and Bekata.

Note 2 - Restatement of Consolidated Financial Statements

Management determined that the Company’s consolidated financial statements for the three months ended March 31, 2007 required restatement of certain amounts and balances presented as a result of the following: (i) an error in following the Company’s revenue recognition criteria, (ii) an error in calculating depletion, (iii) an error in recording stock-based compensation, and (iv) an error and reclassification of general and administrative expenses.

The following table presents the effect of the restatements made to the Company's previously reported consolidated statement of operations for the three months ended March 31, 2007:

	For the three months ended March 31, 2007
	Previously Reported	Adjustments	Restated
Statement of Operations:
Oil Revenue	$969,226	$(969,226)	$--
Lease operating expenses	53,501	(53,301)	--
Depletion and depreciation	499,854	91,819	591,673
Stock-based compensation	478,106	75,229	553,335
Other general and administrative	190,885	14,222	205,107
Net operating loss	(511,542)	(1,097,195)	(1,608,737)

Net loss	(444,546)	(1,097,195)	(1,541,741)
Net loss applicable to common stockholders	(637,046)	(1,097,195)	(1,734,241)
Net loss per share, basic and diluted	(0.01)	(0.03)	(0.04)

Note 3- Stockholders’ Equity

Preferred Stock

Each share of Series “A” Preferred Stock was entitled to receive a dividend of 7% per annum prior and in preference to the Common Stock of the Company. The dividend began to accrue on December 30, 2005, and was payable quarterly thereafter. The dividend was cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series “A” Preferred Stock were entitled to receive an amount equal to any accrued and unpaid dividend prior and in preference to any distributions to the holders of the Common Stock. Thereafter, the holders of the Series “A” Preferred Stock were entitled to participate in distributions on an as converted to Common Stock basis. The Company paid dividends totaling $192,500 to the holders of the Series “A” Preferred Stock as of March 31, 2007. On April 20 2007, the Company issued 12,222,224 shares of common stock upon the conversion of all 3,055,556 shares of Series "A" Preferred Stock. The Company has no preferred stock outstanding and is no longer obligated to make dividend payments on any Series "A" Preferred Stock.

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

The Company’s operating costs are capped at $3.00 per barrel and royalty fees are 14.5% of gross production revenues under the Participation Agreement. As there were no oil lifts during the first quarters of 2008 and 2007, no lease operating expenses were recorded.

As of March 31, 2008 and December 31, 2007, the Company’s Investment in Oil and Gas Properties was comprised of the following:

	March 31,	December 31,
Evaluated Properties:	2008	2007
Mubarek H2 Well	$13,457,501	$13,457,501

Mubarek K2-ST4 Well	13,173,901	13,173,901

Accumulated Depletion	(9,848,440)	(9,189,274)

Impairment	(14,572,373)	(14,572,373)

Total	$2,210,589	$2,869,755

As of March 31, 2008, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 well of $13,457,501 and the Mubarek K2 well of $13,173,901. Based on the December 31, 2007 reserve report prepared by ESG, an entity considered to be an affiliate of the Company due to a mutual director having ownership in ESG, proven developed reserves, net to the Company’s interest were 39,906 barrels of oil. During the three months ended March 31, 2008, 9,166 barrels of oil net to the Company’s interest were produced from the Mubarek H2 and K2-ST4 wells, resulting in depletion expense of $659,165 being recorded for the first quarter of 2008.

Note 5- Investment in Non-Affiliated Entity

In March 2007, the Company acquired a minority stake in the development of an oilfield in the Komi Republic of the Russian Federation by investing $1,000,000 in Pechora Energy through its UK parent company, Concorde Oil & Gas Plc. ("Concorde"). This acquisition is essentially a carried interest as the Company will not be required to contribute additional funds as Concorde intends to fund the field development through debt and production revenues, although Concorde may raise additional stockholder equity which would have the effect of diluting our interest.   Pechora Energy holds the production license for the Luzskoye field in the Komi Republic, where it is carrying out appraisal drilling on the field.  Production has increased as a result of drilling these new wells and through the work-over existing wells. The reserves and final development plan will be determined following the results of the current appraisal drilling program. The Company also has the right to participate in any other acquisitions Concorde makes in the Timan Pechora Basin.

Note 6 - Related Party Transactions

During 2008 and 2007, the Company had a Consulting and Business Development Agreement with Energy Services Group Dubai (“ESG”), a related party. Pursuant to the agreement, ESG is to provide certain business development services to the Company. For the three months ended March 31, 2008 and 2007, the Company recorded consulting expense of $32,835 and $72,375, respectively, related to this contract. At March 31, 2008 and December 31, 2007, $32,835 and $168,000, respectively, of these consulting fees were included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. One of the Company’s directors is the founding partner of ESG.

Note 7 - Stock Options

There were no stock options granted, cancelled or exercised during the three months ended March 31, 2008.

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)

Options Outstanding at March 31, 2008	3,699,999	$1.08	3.88
Options Exercisable at March 31, 2008	2,833,333	$1.06	3.35

The following table summarizes information about stock options as at March 31, 2008:

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.50	133,333	0.58	$0.50	133,333	$0.50
$1.00	2,766,666	3.20	$1.00	2,166,667	$1.00
$1.29 – 1.88	800,000	6.78	$1.44	533,333	$1.44

The total unrecognized stock-based compensation related to non-vested options of $634,072 will be recognized over the remaining weighted average vesting period of 0.73 years. The aggregate intrinsic value of exercisable options as of March 31, 2008 and 2007 was $nil and $667, respectively.

Note 8 - Income Taxes

For the three months ended March 31, 2008 and 2007, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2008, the Company has accumulated operating losses totaling $33,512,282. The net operating loss carry forwards will begin to expire in 2019 if not utilized. The Company has recorded net operating loss carry forwards in each year since its inception and through March 31, 2008. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at March 31, 2008.

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

The Company and its wholly owned subsidiaries have not filed required foreign and U.S. tax returns due for the years ended December 31, 2005, 2006, and 2007. No material tax liability is anticipated however the Company will not be in compliance until such reporting is made. Management has begun discussions with qualified firms to identify and prepare delinquent tax returns for filing. Amounts due, if any, would not be material. Therefore, no accrual has been made for potential tax liabilities, penalties or interest.

Note 9 - Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company’s fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. The initial adoption of SFAS 157 did not have a material effect on the Company's financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s consolidated financial statements upon full adoption.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 was effective January 1, 2008. The Company has used the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The adoption of SAB 110 did not have a material impact on its consolidated balance sheets, statements of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE: Certain parts of the following Item 2. Plan of Operation reflect the effects of the restatement of our consolidated financial statements for the three months ended March 31, 2007.

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

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except for historical information, the matters set forth herein, which are forward-looking statements, involve certain risks and uncertainties that could cause actual results to differ. Potential risks and uncertainties include, but are not limited to, the success of the current infill drilling programs, Sky Petroleum’s ability to access opportunities, the contemplated continued production at the Mubarek field, our expectations related to the Sir Abu Nu’Ayr Island Project, the competitive environment within the oil and gas industry, the extent and cost effectiveness with which Sky Petroleum is able to implement exploration and development programs in the oil and gas industry, obtaining drilling equipment on a timely fashion, commodity price risk, and the market acceptance and successful technical and economic implementation of Sky Petroleum’s intended plan. Forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although Sky Petroleum believes that the expectations reflected in the forward-looking statements are reasonable, the company cannot guarantee future results, levels of activity, performance or achievements.

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

Mubarek H2 Well

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of approximately 124,472 gross barrels as of March 31, 2008. During the first quarter of 2008, the Mubarek H2 well produced approximately 9,144 gross barrels and averaging 101 bopd. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Mubarek K2-ST4 Well

The Mubarek K2-ST4 was drilled on the northwest part of the field proximal to the K1 location. Mubarek K1 was drilled as Thamama producer (a deeper gas condensate reservoir underlying the Ilam/Mishrif) and electric log readings over the Ilam/Mishrif section indicated a good oil saturated reservoir. Drilling of the second well commenced during the second quarter of 2007.

Since the Mubarek K2-ST4 well was completed, it has produced a total of approximately 60,247 gross barrels as of March 31, 2008. During the first quarter of 2008, the Mubarek K2-ST4 well produced approximately 21,778 barrels and averaged approximately 239 bopd. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Other Projects

We have acquired a minority stake in the development of an oilfield in the Komi Republic of the Russian Federation by investing $1,000,000 in Pechora Energy through its UK parent company, Concorde Oil & Gas Plc. ("Concorde"). This acquisition is essentially a carried interest as the Company will not be required to contribute additional funds as Concorde intends to fund the field development through debt and production revenues, although Concorde may raise additional stockholder equity which would have the effect of diluting our interest.   Pechora Energy holds the production license for the Luzskoye field in the Komi Republic, where it is carrying out appraisal drilling on the field.  Production has increased as a result of drilling these new wells and through the work-over existing wells. The reserves and final development plan will be determined following the results of the current appraisal drilling program. The Company also has the right to participate in any other acquisitions Concorde makes in the Timan Pechora Basin.

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

As the Company has sufficient working capital, our goal during the next twelve months ending March 31, 2009 is to assess and obtain additional joint venture opportunities in new regions.

The strategic overview of Sky Petroleum is as follows:

•	To identify opportunities to participate in oil and gas projects in the Middle East, North Africa and the FSU through strategic participation agreements, farm-ins or joint ventures.

•	To focus initially on lower risk development or exploitation projects in areas with known oil or natural gas reserves / production and infrastructure.

•	To participate as a non-operator on projects with working operators with experience in a specific region.

•	To raise sufficient capital to fund our operations and to establish ongoing production revenue.

Our plan of operation includes the following goals during the next twelve months:

•	Evaluate new farm-in / joint venture opportunities in the Middle East, North Africa and the FSU.

•	Negotiate an agreement with Buttes on Sir Abu Nu’Ayr project and fund a work program.

•	Participate in our project with Pechora Energy.

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

The variances in comparable financial and operating results for the three months ended March 31, 2008 versus the same periods in 2007 may appear disproportionate as a result of production from the Mubarek K2-ST4 well commencing in the fourth quarter of 2007.

Operations

Restatement of Consolidated Financial Statements

Management determined that the Company’s consolidated financial statements for the period ended March 31, 2007 required restatement of certain amounts and balances presented as a result of the following: (i) an error in following the Company’s revenue recognition criteria, (ii) an error in calculating depletion, (iii) an error in recording stock-based compensation, and (iv) an error and reclassification of general and administrative expenses.

Comparison of the three months ended March 31, 2008 with the three months ended March 31, 2007

For the three months ended March 31, 2008, we had a net loss of $1,377,809 as compared to a net loss of $1,541,741 for the three months ended March 31, 2007. We had no revenue reported during the first quarters 2008 and 2007 as there were no oil lifts from the Mubarek H2 and K2-ST4 wells. The reduction in net loss resulted from a 12% decrease in expenses, from $1,608,737 during the first quarter of 2007 to $1,415,992 during the first quarter of 2008.

Total expenses were lower in the first quarter of 2008 as compared with the first quarter of 2007 largely as a result of lower stock-based compensation offset by slightly higher depletion based on unit production from both wells. Stock-based compensation decreased to $270,969 for the three months ended March 31, 2008 as compared to $553,335 for the three months ended March 31, 2007. Depletion and depreciation increased to $659,659 for the three months ended March 31, 2008 as compared to $591,673 for the three months ended March 31, 2007.

Excluding stock-based compensation and depletion and depreciation, expenses for the first quarter of 2008 were up slightly $21,635 or approximately 5% as compared to the same quarter in 2007 primarily due to higher legal and accounting fees related to the restatement of the prior year’s financial statements. Included in expense is consulting services of $125,062 as compared to $206,122 for the first quarter of 2007; investor relations expenses of $65,447 compared to $9,731, respectively; professional fees of $126,394 compared to $27,435, respectively; directors fees of $53,250 compared to $37,500, respectively; and other general and administrative expenses of $115,211 compared to $130,441, respectively. There was no related party compensation expenses in the first quarter 2008 compared to $52,500 in 2007.

Additionally, we had lower interest income during the three months ended March 31, 2008, of $38,183 as compared to the three months ended March 31, 2007 of $66,996. This income came from short-term investments of the Company’s excess cash during the period which decreased between 2008 and 2007 as funds were used in the drilling activities as well as lower interest rates carried on invested cash.

Cash used in operating activities was $484,542 during the three months ended March 31, 2008, as compared to cash flows provided of $621,461 for the comparable period in 2007. The negative cash flow from operating activities during the first quarter of 2008 offset by non-cash charges consisting of increased depletion and depreciation was $659,659 as compared to $591,673 for the first quarter of 2007, and stock-based compensation of $270,969 as compared to $553,335 for the first quarter of 2007. We used total cash of $484,465 during the three months ended March 31, 2008 as compared to $571,039 for the comparable period in 2007. Total cash decreased to $5,073,433 at March 31, 2008 versus $5,239,724 at March 31, 2007. We had no investing activities during the first quarter 2008 compared to $1,000,000 investment in non-affiliated entity in 2007. We had $77 for cumulative translation adjustment during the first quarter 2008 compared to $192,500 payment of dividend on Series “A” Preferred Stock in 2007.

Liquidity and Capital Resources

A component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing to fund future additional prospects. Our only source of internal operating cash flow, if any, will be derived from our participation interest in the Mubarek Field, if the project is successful.

Since inception, we have financed our cash flow requirements through the issuance of common stock and preferred stock. As we expand our activities, we may from time to time experience net negative cash flows from operations pending receipt of periodic receipt of sales proceeds. The Company may use excess cash investments, debt or equity financing to augment working capital.

As of March 31, 2008, we have raised approximately $38,000,000 through private placements of shares of common stock and shares of convertible preferred stock as well as through the conversion of convertible debt.

Net cash used by operating activities during the quarter ended March 31, 2008 was $484,542 as compared to net cash provided of $621,461 for the comparable period in 2007. Total assets as of March 31, 2008 were $8,329,617 compared to total assets of $9,442,109 as of December 31, 2007. Stockholders’ equity as of March 31, 2008 was $7,043,745 compared to stockholders’ equity of $8,150,508 as of December 31, 2007. The decrease in assets was primarily due to (i) depletion for the Mubarek wells and (ii) use of cash and cash equivalents. The Company had $3,826,036 of working capital at March 31, 2008 compared to $4,273,138 at December 31, 2007.

As of March 31, 2008, we had current assets of $5,111,908 including cash and cash equivalents of $5,073,433 of which $4,860,459 was held in time deposits. We had current liabilities of $1,285,872, of which $986,768 is owed to Buttes due to the retroactive reduction of the Company’s revenue entitlement under the Participation Agreement. Buttes will deduct future revenues due us until such time as this balance is paid.

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

As of March 31, 2008, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 and Mubarek K2-ST4 wells of $13,457,501 and $13,173,901, respectively. Based upon the December 31, 2007, reserve report prepared by ESG, who is considered an affiliate of the Company due to a mutual director having an ownership interest in ESG, proved developed reserves net to the Company's interests were 39,906 barrels of oil. During the quarter ended March 31, 2008, 9,166 barrels of oil net to the Company's interest were produced from the Mubarek H2 and K2-ST4 wells, resulting in depletion expense of $659,165 being recorded.

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of approximately 124,472 gross barrels as of March 31, 2008. During the first quarter of 2008, the Mubarek H2 well produced approximately 9,144 gross barrels and averaging 101 bopd. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Since the Mubarek K2-ST4 well was completed, it has produced a total of approximately 60,247 gross barrels as of March 31, 2008. During the first quarter of 2008, the Mubarek K2-ST4 well produced approximately 21,778 barrels and averaged approximately 239 bopd. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

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

During the quarter ended March 31, 2008, we had no material transactions affecting our liquidity and capital resources.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2008 and 2007. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents and investments. Fair values were assumed to approximate carrying values for cash, cash equivalents and payables because they are short term in nature and their carrying amounts approximate fair values as they are payable on demand.

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

Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and natural gas properties. In calculating future net cash flows, current prices and costs are generally held constant indefinitely as adjusted for qualifying cash flow hedges. The net book value of oil and natural gas properties, less related deferred income taxes is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, all or a portion of the excess above the ceiling may not be written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that all or a portion of such excess above the ceiling would not have existed if the increased prices were used in the calculations. As of December 31, 2007, the Company had an accumulated impairment of $14,572,373 as a result of the full cost ceiling test.

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

The Company and its wholly owned subsidiaries have not filed required foreign and U.S. tax returns due for the years ended December 31, 2005, 2006 and 2007. No material tax liability is anticipated however the Company will not be in compliance until such reporting is made. Management has begun discussions with qualified firms to identify and prepare delinquent tax returns for filing. Amounts due, if any, would not be material. Therefore, no accrual has been made for potential tax liabilities, penalties or interest.

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

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 was effective January 1, 2008. The Company has used the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The adoption of SAB 110 did not have a material impact on its consolidated balance sheets, statements of operations and cash flows.

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

We believe that we have sufficient working capital to meet our currently anticipated expenditure levels for the next 12 months. Total stockholder equity was $7,043,745 at March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Disclosure Controls and Procedures

At the end of the period covered by this report on Form 10-Q for the three months ended March 31, 2008, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the CEO and the CFO have concluded that the Company's disclosure controls and procedures were not adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

In management’s review of financial information required to be reported in the Company’s quarterly report for the three months ended March 31, 2008 and in the Company’s annual report for the year ended December 31, 2007, management determined that material weaknesses existed in the Company’s internal control over financial reporting. In considering the intersection of the Company’s policies on disclosure controls and procedures and on internal control over financial reporting, the Company’s management determined that the material weaknesses in internal control over financial reporting did affect the Company’s disclosure controls and procedures. For this reason, the CEO and CFO have determined that the Company’s disclosure controls and procedures were not adequate. However, as described in the following section “Changes in Internal Control over Financial Reporting”, the Company’s management, including the CEO and CFO, are taking actions to address the material weaknesses in the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

The Company's management, including the CEO and CFO, does not expect that its disclosure controls and procedures or internal controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

During the three months ended March 31, 2008, the Company’s management implemented no changes to internal control over financial reporting.

The Company’s management, including the CEO and CFO, are working towards implementation of these and additional changes in internal control over financial reporting to address these material weaknesses. These changes include modernizing the Company’s accounts payable procedures, moving final oversight of the Company’s accounts to the Company’s principal office in Texas, hiring additional accounting staff with expertise in United States GAAP, and conducting spot audits on production at the Mubarek wells.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

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

Date:  May 15, 2008

By:  /s/ Hilda Kouvelis

Hilda Kouvelis

Interim Chief Financial Officer

(Principal Financial and Accounting Officer)

Date:  May 15, 2008