Form 10-Q
period 2008-06-30
SKY PETROLEUM, INC.
filed 2008-08-14
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Number of Shares outstanding at July 22, 2008: 58,793,709

INDEX

		Page No.(s)
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2008 (unaudited) and
	December 31, 2007 (audited)	1

	Consolidated Statements of Operations for the three and six months ended June 30,	2
	2008 and 2007 (unaudited)

	Consolidated Statements of Cash Flows for the six months ended June 30,	3
	2008 and 2007 (unaudited)

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

i

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NOTE:  These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at June 30, 2008 (unaudited) and December 31, 2007 (audited), the unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007, and unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007, including entries that resulted from a restatement of the Company’s consolidated financial statements for prior periods.

Sky Petroleum, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2008	December 31, 2007

	Unaudited	Audited

Assets

Current assets:

Cash and cash equivalents	$4,462,283	$5,557,898

Accounts receivable, net	1,198,113	—
Inventory	3,926	—
Prepaid expenses and other current assets	25,650	6,841

Total current assets	5,689,972	5,564,739

Investment in oil and gas properties, net - full cost method of
accounting (Note 4)	1,700,108	2,869,755
Fixed assets, net	2,416	3,406
Deposits and other assets	4,209	4,209
Investment in non-affiliated entity (Note 5)	1,000,000	1,000,000

Total other assets	2,706,733	3,877,370

Total Assets	$8,396,705	$9,442,109

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$105,413	$1,291,601
Commitments and contingencies	—	—
Stockholders’ Equity
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, no
shares issued and outstanding (Note 3)	—	—
Common Stock, $0.001 par value, 150,000,000 shares authorized,
58,793,709 shares issued and outstanding	58,794	58,794
Additional paid-in capital	40,260,254	40,226,258
Cumulative translation adjustment	(317)	(70)
Accumulated deficit	(32,027,439)	(32,134,474)

Total Stockholders’ Equity	8,291,292	8,150,508

Total Liabilities and Stockholders’ Equity	$8,396,705	$9,442,109

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

		Restated Note 2		Restated Note 2
Oil revenues	$2,248,523	$1,233,982	$2,248,523	$1,233,982
Expenses:
Lease operating expenses	59,716	74,188	59,716	74,188
Depletion and depreciation (Note 4)	510,977	325,478	1,170,636	917,151
Consulting services	32,938	293,719	158,000	499,841
Compensation - related party	—	52,500	—	105,000
Stock-based compensation	(236,973)	644,697	33,997	1,198,032
Investor relations	86,293	106,824	151,740	116,555
Professional fees	195,336	228,712	321,730	256,147
Director fees	68,550	63,300	121,800	100,800
Other general and administrative	75,186	120,385	190,396	250,826

Total expenses	792,023	1,909,803	2,208,015	3,518,540

Net operating income (loss)	1,456,500	(675,821)	40,508	(2,284,558)

Interest income	28,343	75,017	66,526	142,013

Net income (loss)	$1,484,843	$(600,804)	$107,034	$(2,142,545)

Dividends on Preferred Stock	—	—	—	(192,500)

Net income (loss) applicable to common stockholders	$1,484,843	$(600,804)	$107,034	$(2,335,045)

Net income (loss) per share - basic and diluted	$0.03	$(0.01)	$0.00	$(0.05)

Weighted average number of common shares outstanding -
basic and diluted	58,793,709	57,316,297	58,793,709	46,888,150

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,

	2008	2007

		Restated (Note 2)
Cash flows from operating activities
Net income (loss)	$107,034	$(2,142,545)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Stock based compensation	33,997	1,198,032
Depletion and depreciation	1,170,636	917,151
Changes in operating assets and liabilities:
Accounts receivable	(1,198,113)	1,140,471
Inventory	(3,926)	—
Prepaid and other current assets	(18,809)	(65,781)
Accounts payable and accrued expenses	(1,186,187)	231,599

Net cash provided by (used in) operating activities	(1,095,368)	1,278,927
Cash flows from investing activities:
Purchase of fixed assets	—	(803)
Investment in non-affiliated entity	—	(1,000,000)
Net cash used in investing activities	—	(1,000,803)

Cash flows from financing activities:
Other	(247)	—
Preferred stock dividends payment	—	(192,500)

Net cash used in financing activities	(247)	(192,500)

Net increase (decrease) in cash and cash equivalents	(1,095,615)	85,624
Cash and cash equivalents at the beginning of period	5,557,898	5,810,763

Cash and cash equivalents at the end of period	$4,462,283	$5,896,387

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary corporations, after elimination of all intercompany accounts, transactions and profits.

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

In the opinion of management, the interim unaudited financial statements include all normal recurring adjustments necessary to present fairly the financial position and results of operations for each interim period shown in conformity with accounting principles generally accepted in the United States of America.

Unless otherwise indicated or unless the context otherwise requires, all references to “Sky”, “the Company”, “we”, “us”, and “our” are to Sky Petroleum, Inc. and its consolidated subsidiaries, Sastaro and Bekata.

Note 2 - Restatement of Consolidated Financial Statements

Management determined that the Company’s unaudited consolidated financial statements for the period ended June 30, 2007 required restatement of certain amounts and balances presented as a result of the following (i) an error in following the Company’s revenue recognition criteria, (ii) an error in calculating depletion, (iii) an error in recording stock based compensation, and (iv) an error and reclassification in general and administrative expenses.

The following table presents the effect of the restatements made to the Company’s previously reported consolidated statements of operations for the three and six months ended June 30, 2007:

	For the six months ended June 30, 2007

	Previously Reported	Adjustments	Restated
Statement of Operations:

Revenue	$1,461,982	$(228,000)	$1,233,982

Lease operating expenses	82,782	(8,594)	74,188

Depletion and depreciation	1,982,142	(1,064,991)	917,151

	For the six months ended June 30, 2007
	Previously Reported	Adjustments	Restated
Stock based compensation	935,483	262,549	1,198,032

Other general and administrative	245,771	5,055	250,826

Net operating loss	(2,862,539)	577,981	(2,284,558)

Net loss	$(2,720,526)	$577,981	$(2,142,545)

Net loss applicable to common stockholders	(2,913,026)	577,981	(2,335,045)

Net loss per share, basic and diluted	$(0.06)	$0.01	$(0.05)

	For the six months ended June 30, 2007

	Previously Reported	Adjustments	Restated
Statement of Operations:

Revenue	$492,756	$741,226	$1,233,982

Lease operating expenses	29,481	44,707	74,188

Depletion and depreciation	1,482,288	(1,156,810)	325,478

Stock based compensation	477,013	167,684	644,697

Other general and administrative	109,916	10,469	120,385

Net operating loss	(2,350,997)	1,675,176	(675,821)

Net loss	$(2,275,980)	$1,675,176	$(600,804)

Net loss applicable to common stockholders	(2,275,980)	1,675,176	(600,804)

Net loss per share, basic and diluted	$(0.04)	$(0.03)	$(0.01)

Note 3- Stockholders’ Equity

Preferred Stock

Each share of Series “A” Preferred Stock was entitled to receive a dividend of 7% per annum prior and in preference to the Common Stock of the Company. The dividend began to accrue on December 30, 2005, and was payable quarterly thereafter. The dividend was cumulative. In the event of a liquidation or acquisition of the Company, the holders of the Series “A” Preferred Stock were entitled to receive an amount equal to any accrued and unpaid dividend prior and in preference to any distributions to the holders of the Common Stock. Thereafter, the holders of the Series “A” Preferred Stock were entitled to participate in distributions on an as converted to Common Stock basis. The Company paid dividends totaling $192,500 to the holders of the Series “A” Preferred Stock as of March 31, 2007. On April 20 2007, the Company issued 12,222,224 shares of common stock upon the conversion of all 3,055,556 shares of Series “A” Preferred Stock. The Company has no preferred stock outstanding and is no longer obligated to make dividend payments on any Series “A” Preferred Stock.

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

The Company’s operating costs are capped at $3.00 per barrel and royalty fees are 14.5% of gross production revenues under the Participation Agreement. Lease operating expenses for the three and six months ended June 30, 2008 and 2007 were $59,716 and $74,188, respectively, due to a lift that occurred during the current period.

As of June 30, 2008 and December 31, 2007, the Company’s Investment in Oil and Gas Properties was comprised of the following:

	June 30,	December 31,
Evaluated Properties:	2008	2007
Mubarek H2 Well	$13,457,501	$13,457,501

Mubarek K2-ST4 Well	13,173,901	13,173,901

Accumulated Depletion	(10,358,921)	(9,189,274)

Impairment	(14,572,373)	(14,572,373)

Total	$1,700,108	$2,869,755

As of June 30, 2008, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 well of $13,457,501 and the Mubarek K2 well of $13,173,901. Based on the December 31, 2007 reserve report prepared by ESG, an entity considered to be an affiliate of the Company at the time the report was prepared due to a director of the Company, who has since resigned, having ownership in ESG, proven developed reserves, net to the Company’s interest were 39,906 barrels of oil. During the six months ended June 30, 2008, 7,009 barrels of oil net to the Company’s interest were produced from the Mubarek H2 and K2-ST4 wells, resulting in depletion expense of $1,170,636 being recorded for the first six months of 2008.

Note 5- Investment in Non-Affiliated Entity

In March 2007, the Company invested $1,000,000 in an unrelated third party that intends to engage in oil and gas exploration and development activities in an area which the Company’s management had expressed interest. The Company acquired a minority stake in the development of an oilfield in the Komi Republic of the Russian Federation by acquiring a 3.9% interest in Pechora Energy for $1,000,000 through its UK parent company, Concorde Oil & Gas Plc. This acquisition is essentially a carried interest as the Company will not be required to contribute additional funds as Concorde intends to fund the field development through debt and production revenues rather than further stockholder equity. Pechora Energy holds the production license for the Luzskoye field in the Komi Republic, where it is carrying out appraisal drilling on the field. Production has increased as a result of drilling these new wells and through the work-over of existing wells. The reserves and final development plan will be determined following the results of the current appraisal drilling program. The Company also has the right to participate in any other acquisitions Concorde makes in the Timan Pechora Basin.

Note 6 - Related Party Transactions

During 2008 and 2007, the Company had a Consulting and Business Development Agreement with Energy Services Group Dubai (“ESG”), a related party during these periods. Pursuant to the agreement, ESG is to provide certain business development services to the Company. For the three months ended June 30, 2008 and 2007, the Company recorded consulting expense of $36,500 and $241,357, respectively, related to this contract. At June 30, 2008 and December 31, 2007, $17,370 and $168,000, respectively, of consulting fees were included in accounts payable and accrued liabilities in the accompanying balance sheets. The director having ownership in ESG resigned effective May 31, 2008.

Note 7 - Stock Options

The following is a summary of all stock option transactions for the six months ended June 30, 2008:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Options Outstanding at December 31, 2007	3,699,999	$1.08
Forfeited	(633,334)	0.95

Options Outstanding at June 30, 2008	3,066,665	$1.10	2.57

Options Exercisable at June 30, 2008	2,866,666	$1.09	2.44

The following table summarizes information about stock options as at June 30, 2008:

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.50	66,667	0.83	$0.50	66,667	$0.50
$1.00	2,199,998	1.18	$1.00	2,066,666	$1.00
$1.29 – 1.88	800,000	6.53	$1.44	733,333	$1.40

The total unrecognized stock-based compensation related to non-vested options of $79,679 will be recognized over the remaining weighted average vesting period of 0.38 years. The aggregate intrinsic value of exercisable options as of June 30, 2008 and 2007 was zero.

Note 8 - Income Taxes

For the six months ended June 30, 2008, the Company had net income of $107,034 whereas the six months ended June 30, 2007, the Company incurred net losses of $2,142,545. No benefit or provision for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2008, the Company has accumulated operating losses totaling $32,027,439. The net operating loss carry forwards will begin to expire in 2019 if not utilized. The Company has recorded net operating loss carry forwards in each year since its inception and through June 30, 2008. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at June 30, 2008.

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

The Company and its wholly owned subsidiaries have not filed required foreign and U.S. tax returns due for the years ended December 31, 2005, 2006, and 2007. No material tax liability is anticipated however the Company will not be in compliance until such reporting is made. Management has begun discussions with qualified firms to identify and prepare delinquent tax returns for filing. The Company believes amounts due, if any, would not be material.

Note 9 - Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company’s fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the fina ncial statements on a nonrecurring basis until the subsequent year. The initial adoption of SFAS 157 did not have a material effect on the Company’s financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s consolidated financial statements upon full adoption.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE: Certain parts of the following Item 2. Plan of Operation reflect the effects of the restatement of our consolidated financial statements for the three and six months ended June 30, 2007.

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

As part of our business strategy, we, through our wholly-owned subsidiary, Sastaro, entered into a Participation Agreement for the financing of a drilling program in the Mubarek field, an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf, with Buttes Gas and Oil Co. International Inc., (Buttes) a wholly-owned subsidiary of Crescent Petroleum Company International Limited (“Crescent”). Under the terms of the Participation Agreement, Sastaro has the right to participate in a share of the future production revenue by contributing $25 million in drilling costs related to two wells in an off-shore oil and gas project in the United Arab Emirates. Pursuant to the Participation Agreement, we have the right of first refusal to participate in an exploration program to be conducted by an affiliate of Buttes in a concession located in the offshore waters around Sir Abu Nu’Ayr Island. The island of Sir Abu Nu’Ayr, which sits in the center of the concession area, is part of the Emirate of Sharjah but is located in the offshore territory of Abu Dhabi. The option expired on May 17, 2008. The Participation Agreement does not grant Sastaro any interest in the concession area. Sastaro’s rights are limited to receiving a share of future production revenue, if any.

Mubarek H2 Well

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of approximately 132,961 gross barrels as of June 30, 2008. During the second quarter of 2008, the Mubarek H2 well produced approximately 8,489 gross barrels and has averaged 93 barrels of oil per day. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Mubarek K2-ST4 Well

The Mubarek K2-ST4 well was drilled on the northwest part of the field proximal to the K1 location. Mubarek K1 was drilled as Thamama producer (a deeper gas condensate reservoir underlying the Ilam/Mishrif) and electric log readings over the Ilam/Mishrif section indicated a good oil saturated reservoir. Drilling of the K2-ST4 well commenced during the second quarter of 2007.

Since the Mubarek K2-ST4 well was completed, it has produced a total of approximately 75,705 gross barrels as of June 30, 2008. During the second quarter of 2008, the Mubarek K2-ST4 well produced approximately 15,458 barrels and has averaged 170 barrels of oil per day. On June 18, 2008 the K2-ST4 well was shut in to inspect and repair the flexible gas lift line between the J and K platforms. In early August, while pressure testing the initial repair, Crescent determined the line had suffered a catastrophic failure. Subsequent diving and surface inspection confirmed the line had been damaged beyond repair. Crescent is in the process of evaluating options to replace the line and will report the results of that investigation to the company. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

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

As the Company has sufficient working capital, our goal during the next twelve months ending June 30, 2009 is to assess and obtain additional joint venture opportunities in new regions.

The strategic overview of Sky Petroleum is as follows:

•	To identify opportunities to participate in oil and gas projects in the Middle East, North Africa, South East Asia and the FSU through strategic participation agreements, farm-ins or joint ventures.

•	To focus initially on lower risk development or exploitation projects in areas with known oil or natural gas reserves / production and infrastructure.

•	To participate as a non-operator on projects with working operators with experience in a specific region.

•	To raise sufficient capital to fund our operations and to establish ongoing production revenue.

Our plan of operation includes the following goals during the next twelve months:

•	Evaluate new farm-in / joint venture opportunities in the Middle East, North Africa, South East Asia and the FSU.

•	Participate in our project with Pechora Energy.

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

The variances in comparable financial and operating results for the three months ended June 30, 2008 versus the same periods in 2007 may appear disproportionate as a result of production from the Mubarek K2-ST4 well commencing in the fourth quarter of 2007.

Operations

Restatement of Consolidated Financial Statements

Management determined that the Company’s audited consolidated financial statements for the period ended June 30, 2007 required restatement of certain amounts and balances presented as a result of the following (i) an error in following the Company’s revenue recognition criteria, (ii) an error in calculating depletion, (iii) an error in recording stock based compensation, and (iv) an error and reclassification in general and administrative expenses.

Comparison of the three months ended June 30, 2008 with the three months ended June 30, 2007

For the three months ended June 30, 2008, we had a net income of $1,484,843 as compared to a net loss of $600,804 for the three months ended June 30, 2007. We had revenue of $2,248,523 during the second quarter of 2008 from the Mubarek H2 and K2-ST4 wells compared to $1,233,982 for the second quarter of 2007 due to 51% increase in volume and the price of oil increased  from $66 per barrel in April 2007 to $132 per barrel in June 2008. Additionally, there was a 59% decrease in operating expenses, from $1,909,803 for the second quarter of 2007 to $792,023 during the second quarter of 2008.

Operating expenses were lower in the second quarter of 2008 as compared with the second quarter of 2007 largely as a result of a decrease in stock-based compensation offset by slightly higher depletion based on unit production from both wells. Stock-based compensation decreased to a negative $236,973 for the three months ended June 30, 2008 as compared to $644,697 for the three months ended June 30, 2007 as a result of options being forfeited due to resignations from the board of directors. Depletion and depreciation increased to $510,977 for the three months ended June 30, 2008 as compared to $325,478 for the three months ended June 30, 2007.

Excluding stock-based compensation and depletion and depreciation, expenses for the second quarter of 2008 decreased $421,609 or approximately 45% as compared to the same quarter in 2007 primarily due to lower consulting and professional fees related to renegotiation of our consulting agreement with ESG on January 31, 2008. Included in expense is consulting services of $32,938 as compared to $293,719 for the second quarter of 2007; investor relations expenses of $86,293 compared to $106,824, respectively; professional fees of $195,336 compared to $228,712, respectively; directors fees of $68,550 compared to $63,300, respectively; and other general and administrative expenses of $75,186 compared to $120,385, respectively. There was no related party compensation expense in the second quarter 2008 compared to $52,500 in 2007.

Additionally, we had lower interest income during the three months ended June 30, 2008, of $28,342 as compared to the three months ended June 30, 2007 of $75,017. This income is primarily from short-term investments of the Company’s excess cash during the period which decreased between 2008 and 2007 as funds were used in the drilling activities as well as lower interest rates carried on invested cash.

Comparison of the six months ended June 30, 2008 with the six months ended June 30, 2007

For the six months ended June 30, 2008, we had net income of $107,034 as compared to a loss of $2,142,545 for the six months ended June 30, 2007. We had revenue of $2,248,523 during the first two quarters of 2008 as compared to $1,233,982 during the first two quarters of 2007 due to 51% increase in volume and the price of oil increased from $66 per barrel in April 2007 to $132 per barrel in June 2008. Operating expenses for the six months ended June 30, 2008 were $2,208,015 compared to $3,518,540 for the six months ended June 30, 2007.

Operating expenses included depletion and depreciation expense of $1,170,636 for the six months ended June 30, 2008 as compared to $917,151 for the six months ended June 30, 2007 and lease operating expense of $59,716 for the six months ended June 30, 2008 as compared to $74,188 for the six months ended June 30, 2007. Operating expenses for the first two quarters of 2008 also included stock-based compensation of $33,997 as compared to $1,198,032 for the first two quarters of 2007; consulting services of $158,000 compared to $499,841, respectively; investor relations expenses of $151,740 compared to $116,555, respectively; professional fees of $321,730 compared to $256,147, respectively; directors fees of $121,800 compared to $100,800, respectively; and general and administrative expenses of $190,396 compared to $250,826, respectively. There was no related party compensation expense in 2008 compared to $105,000 in 2007.

Additionally, we had lower interest income during the six months ended June 30, 2008 of $66,526 as compared to the six months ended June 30, 2007 of $142,013. This income is primarily arising from short-term investments of the Company’s excess cash during the period which decreased between 2008 and 2007 as funds were used in the drilling activities.

Cash used in operating activities was $1,095,368 during the six months ended June 30, 2008, as compared to cash flows provided of $1,278,927 for the comparable period in 2007. The increase in cash used in operating activities during 2008 was due to recording a receivable due from Buttes of $1,198,113 and accounts payable & accrued expenses of $1,186,187 offset by non-cash charges consisting of increased depletion and depreciation of $1,170,636 as compared to $917,151 for 2007 and a reduction in stock-based compensation of $33,997 as compared to $1,198,032 for 2007 as a result of options forfeited due to resignations from the board of directors. We used total cash of $1,095,615 during the six months ended June 30, 2008 as compared to cash provided of $85,624 for the comparable period in 2007. Total cash decreased to $4,462,283 at June 30, 2008 versus $5,896,388 at June 30, 2007. We had $247 in other financing activities during 2008 compared to a $192,500 payment of dividend on Series A” Preferred Stock in 2007.

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

As of June 30, 2008, we have raised approximately $38,000,000 through private placements of shares of common stock and shares of convertible preferred stock as well as through the conversion of convertible debt.

Net cash used by operating activities during the six months ended June 30, 2008 was $1,095,368 as compared to net cash provided of $1,278,927 for the comparable period in 2007. Total assets as of June 30, 2008 were $8,396,705 compared to total assets of $9,442,109 as of December 31, 2007. Stockholders’ equity as of June 30, 2008 was $8,291,292 compared to stockholders’ equity of $8,150,508 as of December 31, 2007. The decrease in assets was primarily due to (i) depletion for the Mubarek wells, (ii) use of cash and cash equivalents, offset by (iii) receivable related to oil lift. The Company had $5,584,559 of working capital at June 30, 2008 compared to $4,273,138 at December 31, 2007.

As of June 30, 2008, we had current assets of $5,689,972 including cash and cash equivalents of $4,462,283 of which $4,260,459 was held in time deposits. We had current liabilities of $105,413.

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

As of June 30, 2008, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 and Mubarek K2-ST4 wells of $13,457,501 and $13,173,901, respectively. Based upon the December 31, 2007, reserve report prepared by ESG, who was considered an affiliate of the Company at the time the report was prepared due to a director of the Company, who has since resigned, having an ownership interest in ESG, proved developed reserves net to the Company’s interests were 39,906 barrels of oil. During the quarter ended June 30, 2008, 7,099 barrels of oil net to the Company’s interest were produced from the Mubarek H2 and K2-ST4 wells, resulting in depletion expense of $510,482 being recorded.

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of approximately 132,961 gross barrels as of June 30, 2008. During the second quarter of 2008, the Mubarek H2 well produced approximately 8,489 gross barrels and has averaged 93 barrels of oil per day. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Since the Mubarek K2-ST4 well was completed, it has produced a total of approximately 75,705 gross barrels as of June 30, 2008. During the second quarter of 2008, the Mubarek K2-ST4 well produced approximately 15,458 barrels and has averaged 170 barrels of oil per day. On June 18, 2008 the K2-ST4 well was shut in to inspect and repair the flexible gas lift line between the J and K platforms. In early August, while pressure testing the initial repair, Crescent determined the line had suffered a catastrophic failure. Subsequent diving and surface inspection confirmed the line had been damaged beyond repair. Crescent is in the process of evaluating options to replace the line and will report the results of that investigation to the company. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

We believe that we have sufficient working capital to meet our currently anticipated expenditure levels for the next 12 months. Total stockholder equity was $8,291,292 at June 30, 2008.

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

During the six-month period ended June 30, 2008, we had no material transactions affecting our liquidity and capital resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

The price of oil has gone from $66 per bbl in April 2007 to $132 per bbl in June 2008 which has had a significant positive impact on our oil revenues.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2008 and 2007. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents and investments. Fair values were assumed to approximate carrying values for cash, cash equivalents and payables because they are short term in nature and their carrying amounts approximate fair values as they are payable on demand.

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

Income taxes

We follow Statement of Financial Accounting Standard No. 109,Accounting for Income Taxes (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in su ch valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

All of the Company’s current oil and gas activities are located offshore Sharjah, UAE and there are no income taxes due as no earnings or dividends were distributed or repatriated.

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

The Company and its wholly owned subsidiaries have not filed required foreign and U.S. tax returns due for the years ended December 31, 2005, 2006 and 2007. No material tax liability is anticipated however the Company will not be in compliance until such reporting is made. Management has begun discussions with qualified firms to identify and prepare delinquent tax returns for filing. The Company believes amounts due, if any, would not be material.

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

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after Decembe r 31, 2007. SAB 110 was effective January 1, 2008. The Company has used the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The adoption of SAB 110 did not have a material impact on its consolidated balance sheets, statements of operations and cash flows.

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Disclosure Controls and Procedures

At the end of the period covered by the report on Form 10-Q for the six months ended June 30, 2008, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the interim Chief Executive Officer (“CEO”) and interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act). Based on that evaluation the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

In management’s review of financial information required to be reported in the Company’s quarterly report for the three and six months ended June 30, 2008 and in management’s review related to prior reporting periods, including the year ended December 31, 2007, management determined that material weaknesses existed in the Company’s internal control over financial reporting. In considering the intersection of the Company’s policies on disclosure controls and procedures and on internal control over financial reporting, the Company’s management determined that the material weaknesses in internal control over financial reporting did affect the Company’s disclosure controls and procedures. For this reason, the CEO and CFO have determined that the Company’s disclosure controls and procedures were not adequate. However, as described in the following section “Changes in Internal Control over Financial Reporting”, the Company’s management, including the CEO and CFO, are taking actions to address the material weaknesses in the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

The Company’s management, including the CEO, does not expect that its disclosure controls and procedures or internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The following represents the Company’s management’s assessment of material weaknesses in the system of internal control over financial reporting.

1.

The Company does not maintain adequate permanent personnel with core competencies in the areas of technical accounting and financial reporting. The Company does not have a permanent Chief Financial Officer with extensive knowledge or competency in technical accounting and financial reporting. Further, the Company does not maintain within the permanent accounting staff, sufficient personnel with such competency to adequately supplement the CFO. As a result there is an inadequate level of review of critical accounting analyses and estimates and there is an inadequate segregation of duties.

2.

The Company does not maintain an effective system of supervision and review of production quantities, conversions, oil in inventory and timing and quantity of lifts. Further, there are insufficient communications to insure the timely and accurate reporting of significant events.

3.

The Company has not monitored and responded to critical contractual provisions of the Participation Agreement. Failure to do this has resulted in material errors in the areas of revenue recognition and impairment analyses. These failures have related primarily to the extent of drilling and completion overruns and certain ambiguities in the contractual provisions.

4.	The Company should engage independent reservoir engineers to produce reserve reports. Critical assumptions used in computing reserves should be reviewed by operations personnel as well as the CFO.

During the three and six months ended June 30, 2008, the Company’s management implemented no changes to internal control over financial reporting.

The Company’s management, including the CEO, is working towards implementation of changes in internal control over financial reporting to address these material weaknesses. These changes include: finding and hiring a permanent CFO with extensive accounting experience in oil and gas accounting methodology and financial reporting obligations, modernizing the Company’s account payable procedures, moving final oversight of the Company’s accounts to the Company’s principal office in Texas, hiring additional accounting staff with expertise in United States GAAP to support the new CFO, conducting spot audits on production at the Mubarek wells, and hiring independent reservoir engineers. Company’s management anticipates that these changes to internal control over financial reporting will be completed before the end of this fiscal year.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in the Company's Form 10-KSB filed on April 15, 2008 with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On August 11, 2008, Sky Petroleum appointed Michael D. Noonan as its interim CFO.

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

By:  /s/ Karim Jobanputra

Karim Jobanputra

Interim Chief Executive Officer

(On behalf of the registrant and as Principal Executive Officer)

Date:  August 14, 2008

By:  /s/ Michael D. Noonan

Michael D. Noonan

Interim Chief Financial Officer

(Principal Financial and Accounting Officer)

Date:  August 14, 2008