Form 10-Q
period 2008-09-30
SKY PETROLEUM, INC.
filed 2008-11-12
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer            Accelerated filer               Non-accelerated filer          Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No

Number of Shares outstanding at November 7, 2008:	58,793,709

PART I - CONSOLIDATED FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NOTE: These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at September 30, 2008 (unaudited) and December 31, 2007 (audited), the unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007, and unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, including entries that resulted from a restatement of the Company’s consolidated financial statements for prior periods.

Sky Petroleum, Inc.

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	Unaudited	Audited

Assets
Current assets:
Cash and cash equivalents	$5,535,438	$5,557,898
Inventory	5,801	—
Prepaid expenses and other current assets	12,825	6,841
Total current assets	5,554,064	5,564,739
Investment in oil and gas properties, net - full cost method of
accounting (Note 4)	1,532,235	2,869,755
Fixed assets, net	1,922	3,406
Deposits and other assets	4,209	4,209
Investment in non-affiliated entity (Note 5)	1,000,000	1,000,000
Total other assets	2,538,366	3,877,370
Total Assets	$8,092,430	$9,442,109

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities (Note 6)	$284,726	$1,291,601

Commitments and contingencies

Stockholders’ Equity
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, no
shares issued and outstanding (Note 3)	—	—
Common Stock, $0.001 par value, 150,000,000 shares authorized, 58,793,709
shares issued and outstanding	58,794	58,794
Additional paid-in capital	40,313,373	40,226,258
Cumulative translation adjustment	(658)	(70)
Accumulated deficit	(32,563,805)	(32,134,474)
Total Stockholders’ Equity	7,807,704	8,150,508
Total Liabilities and Stockholders’ Equity	$8,092,430	$9,442,109

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		Restated		Restated
		( Note 2)		( Note 2)
Oil revenues	$—	$950,417	$2,248,523	$2,184,399

Expenses:
Lease operating expenses	—	51,463	59,716	125,651
Depletion and depreciation (Note 4)	168,367	280,542	1,339,003	1,197,693
Consulting services	55,317	189,408	213,317	689,249
Compensation - related party	—	52,500	—	157,500
Stock-based compensation	53,119	418,874	87,115	1,616,906
Investor relations	80,529	100,287	232,269	216,842
Professional fees	144,808	39,675	466,538	295,822
Director fees	—	105,450	121,800	206,250
Other general and administrative	57,342	124,489	247,740	375,315

Total expenses	559,482	1,362,688	2,767,498	4,881,228

Net operating loss	(559,482)	(412,271)	(518,975)	(2,696,829)

Interest income	23,117	59,734	89,643	201,747

Net loss	$(536,365)	$(352,537)	$(429,332)	$(2,495,082)

Dividends on Preferred Stock	—	—	—	(192,500)

Net loss applicable to common stockholders	$(536,365)	$(352,537)	$(429,332)	$(2,687,582)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	58,793,709	58,793,709	58,793,709	53,913,773

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
		Restated
Cash flows from operating activities:		(Note 2)
Net loss	$(429,332)	$(2,495,082)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	87,115	1,616,906
Depletion and depreciation	1,339,003	1,197,693
Changes in operating assets and liabilities:
Accounts receivable	—	1,132,628
Inventory	(5,801)	—
Prepaid and other current assets	(5,984)	(9,911)
Accounts payable and accrued expenses	(1,006,873)	38,353
Net cash provided by (used in) operating activities	(21,872)	1,480,587

Cash flows from investing activities:
Purchase of fixed assets	—	(803)
Investment in oil and gas properties	—	(75,700)
Investment in non-affiliated entity	—	(1,000,000)
Net cash used in investing activities	—	(1,076,503)

Cash flows from financing activities:
Cumulative translation adjustment	(588)	—
Preferred stock dividends payment	—	(192,500)
Net cash used in financing activities	(588)	(192,500)

Net increase (decrease) in cash and cash equivalents	(22,460)	211,584
Cash and cash equivalents at the beginning of period	5,557,898	5,810,763
Cash and cash equivalents at the end of period	$5,535,438	$6,022,347

Non-cash transactions:
Common stock issued for preferred redemption	$—	$12,223

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

In the opinion of management, the interim unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the financial position and results of operations for each interim period shown in conformity with accounting principles generally accepted in the United States of America.

Unless otherwise indicated or unless the context otherwise requires, all references to “Sky”, “the Company”, “we”, “us”, and “our” are to Sky Petroleum, Inc. and its consolidated subsidiaries, Sastaro and Bekata.

Note 2 - Restatement of Consolidated Financial Statements

Management determined that the Company’s unaudited consolidated financial statements for the period ended September 30, 2007 required restatement of certain amounts and balances presented as a result of the following (i) an error in following the Company’s revenue recognition criteria, (ii) an error in calculating depletion, (iii) an error in recording stock based compensation, and (iv) an error and reclassification in general and administrative expenses.

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

Note 4- Investment in Oil and Gas Properties

On May 18, 2005, the Company entered into a “Participation Agreement” with Buttes whereby the Company was to provide cash in the amount of $25,000,000, to be used for drilling costs associated with two oil wells located in the Arabian Gulf in exchange for a variable percentage of future production revenue. Pursuant to the Participation Agreement, the Company provided capital to Buttes in developmental increments. Upon commencement of production, which occurred in May 2006, the Company receives a preferred 75% of combined production revenue until such time as the Company has recouped its total investment and thereafter an incremental decrease of production revenue to 40% until the Company has recouped two times its initial investment and thereafter at 9.2%.

As of December 31, 2007, Buttes estimated that the actual drilling costs are approximately $54,000,000 exceeding the $25,000,000 and reducing the Company’s preferred share of combined production revenue from 75% to 34.67% until such time as the Company has recouped its total investment and thereafter an incremental decrease of production revenue to 18.49% until the Company has recouped two times its initial investment and thereafter at 4.25%.

The Company’s operating costs are capped at $3.00 per barrel and royalty fees are 14.5% of gross production revenues under the Participation Agreement. Lease operating expenses for the three and nine months ended September 30, 2008 was $0 and $59,716, respectively, due to a lift that occurred during the second quarter. No lift occurred during the third quarter of 2008.

As of September 30, 2008 and December 31, 2007, the Company’s Investment in Oil and Gas Properties was comprised of the following:

	September 30,	December 31,
Evaluated Properties:	2008	2007
Mubarek H2 Well	$13,457,501	$13,457,501

Mubarek K2-ST4 Well	13,173,901	13,173,901

Accumulated Depletion	(10,526,794)	(9,189,274)

Impairment	(14,572,373)	(14,572,373)

Total	$1,532,235	$2,869,755

As of September 30, 2008, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 well of $13,457,501 and the Mubarek K2 well of $13,173,901. Based on the December 31, 2007 reserve report prepared by ESG, an entity considered to be an affiliate of the Company at the time the report was prepared due to a director of the Company, who has since resigned, having ownership in ESG, proven developed reserves, net to the Company’s interest were 39,906 barrels of oil. During the nine months ended September 30, 2008, 18,599 barrels of oil net to the Company’s interest were produced from the Mubarek H2 and K2-ST4 wells, resulting in depletion expense of $1,337,520 being recorded for the first nine months of 2008.

Note 5- Investment in Non-Affiliated Entity

In March 2007, the Company invested $1,000,000 in an unrelated third party that intends to engage in oil and gas exploration and development activities in an area which the Company's management had expressed interest. The Company acquired a minority stake in the development of an oilfield in the Komi Republic of the Russian Federation by acquiring a 3.9% interest in Pechora Energy for $1,000,000 through its UK parent company, Concorde Oil & Gas Plc (“Concorde”).. This acquisition is essentially a carried interest as the Company will not be required to contribute additional funds as Concorde intends to fund the field development through debt and production revenues rather than further stockholder equity. Pechora Energy holds the production license for the Luzskoye field in the Komi Republic, where it is carrying out appraisal drilling on the field. Production has increased as a result of drilling these new wells and through the work-over of existing wells. The reserves and final development plan will be determined following the results of the current appraisal drilling program. The Company also has the right to participate in any other acquisitions Concorde makes in the Timan Pechora Basin.

Note 6 - Related Party Transactions

During 2008 and 2007, the Company had a Consulting and Business Development Agreement with Energy Services Group Dubai (“ESG”), a related party whose owner was a director on the Company’s board during these periods. The director resigned effective May 31, 2008. For the five months ended May 31, 2008, the Company recorded consulting expense of $87,900 and for the nine month’s ended September 30, 2007 of $634,300, related to this contract. At September 30, 2008 and December 31, 2007, $0 and $168,000, respectively, of consulting fees were included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. The Company’s agreement with ESG is still in effect through December 31, 2008.

Note 7 - Stock Options

The following is a summary of all stock option transactions for the nine months ended September 30, 2008:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)

Options Outstanding at December 31, 2007	3,699,999	$1.08
Forfeited	(633,334)	0.95
Options Outstanding at September 30, 2008	3,066,665	$1.10	2.32
Options Exercisable at September 30, 2008	2,866,666	$1.09	2.19

The following table summarizes information about stock options as at September 30, 2008:

	Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.50	66,667	0.58	$0.50	66,667	$0.50
$1.00	2,199,998	0.93	$1.00	2,066,666	$1.00
$1.29 – 1.88	800,000	6.28	$1.44	733,333	$1.40

The total unrecognized stock-based compensation related to non-vested options of $26,559 will be recognized over the remaining weighted average vesting period of 0.12 years. The aggregate intrinsic value of exercisable options as of September 30, 2008 and 2007 was zero.

Note 8 - Income Taxes

For the nine months ended September 30, 2008 and 2007, the Company had a net loss of $429,332 and $2,495,082, respectively. No benefit or provision for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2008, the Company has accumulated operating losses totaling $32,563,805. The net operating loss carry forwards will begin to expire in 2019 if not utilized. The Company has recorded net operating loss carry forwards in each year since its inception and through September 30, 2008. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at September 30, 2008 and December 31, 2007.

All of the Company’s current oil and gas activities are located offshore from the coast of Dubai, UAE and there are no income taxes due as no earnings or dividends were distributed or repatriated.

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

The Company and its wholly owned subsidiaries have not filed required foreign and U.S. tax returns due for the years ended December 31, 2005, 2006, and 2007. No material tax liability is anticipated; however the Company will not be in compliance until such reporting is made. Management has engaged qualified firms to identify and prepare delinquent tax returns for filing. The Company believes amounts due, if any, would not be material.

Note 9 - Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company’s fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. The initial adoption of SFAS 157 did not have a material effect on the Company's consolidated financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s consolidated financial statements upon full adoption.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NOTE: Certain parts of the following Item 2. Plan of Operation reflect the effects of the restatement of our consolidated financial statements for the three and nine months ended September 30, 2007.

Forward-Looking Statements

The information in this report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Potential risks and uncertainties include, but are not limited to, the success of the current infill drilling programs, Sky Petroleum’s ability to access opportunities, the contemplated continued production at the Mubarek field, the competitive environment within the oil and gas industry, the extent and cost effectiveness with which Sky Petroleum is able to implement exploration and development programs in the oil and gas industry, obtaining drilling equipment on a timely fashion, commodity price risk, and the market acceptance and successful technical and economic implementation of Sky Petroleum’s intended plan. . Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports we file with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-KSB as filed on April 15, 2008. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our consolidated financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its consolidated financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

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

As part of our business strategy, we, through our wholly-owned subsidiary, Sastaro, entered into a Participation Agreement for the financing of a drilling program in the Mubarek field, an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf, with Buttes Gas and Oil Co. International Inc., (“Buttes”) a wholly-owned subsidiary of Crescent Petroleum Company International Limited (“Crescent”). Under the terms of the Participation Agreement, Sastaro has the right to participate in a share of the future production revenue by contributing $25 million in drilling costs related to two wells in an off-shore oil and gas project in the United Arab Emirates. Pursuant to the Participation Agreement, we have the right of first refusal to participate in an exploration program to be conducted by an affiliate of Buttes in a concession located in the offshore waters around Sir Abu Nu'Ayr Island. The island of Sir Abu Nu'Ayr, which sits in the center of the concession area, is part of the Emirate of Sharjah but is located in the offshore territory of Abu Dhabi. The option expired on May 17, 2008. The Participation Agreement does not grant Sastaro any interest in the concession area. Sastaro’s rights are limited to receiving a share of future production revenue, if any.

Mubarek H2 Well

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of approximately 140,836 gross barrels as of September 30, 2008. During the third quarter of 2008, the Mubarek H2 well produced approximately 7,875 gross barrels and has averaged 86 barrels of oil per day. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Mubarek K2-ST4 Well

Since the Mubarek K2-ST4 well was completed in the second quarter of 2007, it has produced a total of approximately 75,705 gross barrels as of September 30, 2008. During the third quarter of 2008 the Mubarek K2-ST4 well was shut in for repairs to the gas lift line between the J and K platforms. Crescent has determined that a lightweight, flexible, non-metallic pipe will provide the best solution and estimates that repairs to the line will take three to four months to complete. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

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

Plan of Operation

Our plan of operation and business strategy is to focus on producing or near-production oil and gas properties in the Middle East, North Africa, South East Asia, and the Former Soviet Union (“FSU”). We intend to seek niche opportunities through the contacts of our officers and directors in the region. We intend to limit our administrative and overhead expenses by seeking operating partners and participating in projects as non-operator. We intend to use contractors or consultants as much and where possible.

As the Company has sufficient working capital, our goal during the next twelve months ending September 30, 2009 is to assess and obtain additional joint venture opportunities in new regions.

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

The variances in comparable financial and operating results for the three months ended September 30, 2008 versus the same periods in 2007 may appear disproportionate as a result of production from the Mubarek K2-ST4 well commencing in the fourth quarter of 2007.

Operations

Restatement of Consolidated Financial Statements

Management determined that the Company’s audited consolidated financial statements for the period ended September 30, 2007 required restatement of certain amounts and balances presented as a result of the following (i) an error in following the Company’s revenue recognition criteria, (ii) an error in calculating depletion, (iii) an error in recording stock based compensation, and (iv) an error and reclassification in general and administrative expenses.

Comparison of the three months ended September 30, 2008 with the three months ended September 30, 2007

For the three months ended September 30, 2008, we had a net loss of $536,365 as compared to a net loss of $352,537 for the three months ended September 30, 2007. We had no oil revenue during the third quarter of 2008 compared to $950,417 for the third quarter of 2007. Additionally, there was a 59% decrease in operating expenses, from $1,362,688 for the third quarter of 2007 to $559,482 during the third quarter of 2008.

Operating expenses were lower in the third quarter of 2008 as compared with the third quarter of 2007 largely as a result of a decrease in depletion and stock-based compensation offset by higher professional fees related to accounting and tax services. Stock-based compensation decreased to $53,119 for the three months ended September 30, 2008 as compared to $418,874 for the three months ended September 30, 2007 as a result of options being forfeited due to resignations from the board of directors. Depletion and depreciation decreased to $168,367 for the three months ended September 30, 2008 as compared to $280,542 for the three months ended September 30, 2007 as a result of the K2-ST4 well being shut in throughout the quarter for repairs.

Excluding stock-based compensation and depletion and depreciation, expenses for the third quarter of 2008 decreased $325,275 or approximately 49% as compared to the same quarter in 2007 primarily due to lower consulting and director fees. Included in expense is consulting services of $55,317 as compared to $189,408 for the third quarter of 2007; investor relations expenses of $80,529 compared to $100,287, respectively; professional fees of $144,808 compared to $39,675, respectively; directors fees of $0 compared to $105,450, respectively; and other general and administrative expenses of $57,342 compared to $124,489, respectively. There was no related party compensation expense in the third quarter 2008 compared to $52,500 in 2007.

Additionally, we had lower interest income during the three months ended September 30, 2008, of $23,117 as compared to the three months ended September 30, 2007 of $59,734. This income is primarily from short-term investments of the Company’s excess cash during the period which decreased between 2008 and 2007 as funds were used in the drilling activities as well as lower interest rates carried on invested cash.

Comparison of the nine months ending September 30, 2008 with the nine months ending September 30, 2007

For the nine months ended September 30, 2008, we had a net loss of $429,332 compared to a net loss of $2,495,082 for the nine months ended September 30, 2007. We had revenue of $2,248,523 during the first three quarters of 2008 as compared to $2,184,399 during the first three quarters of 2007 due to a 44% increase in volume and variation in the price of oil between $60 and $147 per barrel over the past 21 months. Operating expenses for the nine months ended September 30, 2008 were $2,767,498compared to $4,881,228 for the nine months ended September 30, 2007.

Operating expenses included depletion and depreciation expense of $1,339,003 for the nine months ended September 30, 2008 as compared to $1,197,693 for the nine months ended September 30, 2007 and lease operating expense of $59,716 for the nine months ended September 30, 2008 as compared to $125,651 for the nine months ended September 30, 2007. Operating expenses for the first three quarters of 2008 also included stock-based compensation of $87,115 as compared to $1,616,906 for the first three quarters of 2007; consulting services of $213,317 compared to $689,249, respectively; investor relations expenses of $232,269 compared to $216,842, respectively; professional fees of $466,538 compared to $295,822, respectively; directors fees of $121,800 compared to $206,250, respectively; and general and administrative expenses of $247,740 compared to $375,315, respectively. There was no related party compensation expense in the nine months ended September 30, 2008 compared to $157,500 in 2007.

Additionally, we had lower interest income during the nine months ended September 30, 2008 of $89,643 as compared to the nine months ended September 30, 2007 of $201,747. This income is primarily arising from short-term investments of the Company’s excess cash during the period which decreased between 2008 and 2007 as funds were used in the drilling activities.

Cash used in operating activities was $21,872 during the nine months ended September 30, 2008, as compared to cash flows provided of $1,480,587 for the comparable period in 2007. The decrease in cash used in operating activities during 2008 was due to an increase in accounts payable and accrued expenses of $1,006,873 offset by non-cash charges consisting of increased depletion and depreciation of $1,339,003 as compared to $1,197,693 for 2007 and a reduction in stock-based compensation to $87,115 as compared to $1,616,906 for 2007 as a result of options forfeited due to resignations from the board of directors. We used total cash of $22,460 during the nine months ended September 30, 2008 as compared to cash provided of $211,584 for the comparable period in 2007. Total cash decreased to $5,535,438 at September 30, 2008 versus $6,022,347 at September 30, 2007. We had $588 for cumulative translation adjustment during 2008 and $192,500 payment of dividend on Series A” Preferred Stock in 2007.

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

As of September 30, 2008, we have raised approximately $38,000,000 through private placements of shares of common stock and shares of convertible preferred stock as well as through the conversion of convertible debt.

Net cash used during the nine months ended September 30, 2008 was $22,460 as compared to net cash provided of $211,584 for the comparable period in 2007. Total assets as of September 30, 2008 were $8,092,430 compared to total assets of $9,442,109 as of December 31, 2007. Stockholders’ equity as of September 30, 2008 was $7,807,704 compared to stockholders’ equity of $8,150,508 as of December 31, 2007. The decrease in assets was primarily due to depletion for the Mubarek wells. The Company had $5,269,338 of working capital at September 30, 2008 compared to $4,273,138 at December 31, 2007.

As of September 30, 2008, we had current assets of $5,554,064 including cash and cash equivalents of $5,535,438 of which $5,360,459 was held in time deposits. We had current liabilities of $284,726.

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

As of September 30, 2008, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 and Mubarek K2-ST4 wells of $13,457,501 and $13,173,901, respectively. Based upon the December 31, 2007 reserve report prepared by ESG, proved developed reserves net to the Company's interests were 39,906 barrels of oil. ESG was considered an affiliate of the Company at the time the report was prepared because a director of the Company, who has since resigned, had an ownership interest in ESG. During the nine months ended September 30, 2008, 18,599 barrels of oil net to the Company’s interest were produced from the Mubarek H2 and K2-ST4 wells, resulting in depletion expense of $1,337,520 being recorded.

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of approximately 140,836 gross barrels as of September 30, 2008. During the third quarter of 2008, the Mubarek H2 well produced approximately 7,875 gross barrels and has averaged 86 barrels of oil per day. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Since the Mubarek K2-ST4 well was completed in the second quarter of 2007, it has produced a total of approximately 75,705 gross barrels as of September 30, 2008. During the third quarter of 2008 the Mubarek K2-ST4 well was shut in for repairs to the gas lift line between the J and K platforms. Crescent has determined that a lightweight, flexible, non-metallic pipe will provide the best solution and estimates that repairs to the line will take three to four months to complete. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

We believe that we have sufficient working capital to meet our currently anticipated expenditure levels for the next 12 months. Total stockholder equity was $7,807,704 at September 30, 2008.

Recently, the poor conditions in the U.S. housing market and the credit quality of mortgage backed securities have continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

As our operating plan includes reliance on equity financings in order to fund future additional prospects, these current market conditions could make it difficult or impossible for us to raise necessary funds to meet our operating plan. If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities or debenture issuances.

Currently, we have cash assets of $5,360,459 invested in time deposits with a bank in the United Arab Emirates. We do not expect these deposits to be affected by the current financial conditions and we do not anticipate that the bank in which they are deposited will fail. In the event that such a failure occurs, the deposits are guaranteed by the United Arab Emirates government for up to 10% of the deposit amount. Management continues to monitor the state of the financial markets and will make adjustments to the investment of cash assets based on the current and anticipated capital requirements of the Company, the stability of the markets, the rate of return on time deposits, money market accounts and bonds, and the levels of protection provided by such investments.

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

During the quarter ended September 30, 2008, we had no material transactions affecting our liquidity and capital resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

The price of oil has varied between $60 per barrel and $147 per barrel over the past 21 months which has had a significant impact on our oil revenues.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2008 and 2007. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents and investments. Fair values were assumed to approximate carrying values for cash, cash equivalents and accounts payable and accrued liabilities because they are short term in nature and their carrying amounts approximate fair values as they are payable on demand.

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

Revenue is recognized in the period in which title to the petroleum or natural gas transfers to the purchaser and depletion is taken in the period based on production volumes.

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

The Company and its wholly owned subsidiaries have not filed required foreign and U.S. tax returns due for the years ended December 31, 2005, 2006 and 2007. No material tax liability is anticipated however the Company will not be in compliance until such reporting is made. During the third quarter of 2008, management engaged qualified firms to prepare the tax returns for filing. The Company believes amounts due, if any, would not be material.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Disclosure Controls and Procedures

At the end of the period covered by the report on Form 10-Q for the nine months ended September 30, 2008, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the interim Chief Executive Officer (“CEO”) and interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the CEO and CFO have concluded that the Company's disclosure controls and procedures are adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

In management’s review of financial information required to be reported in the Company’s quarterly report for the three and nine months ended September 30, 2008 management determined that the material weaknesses that existed in prior periods in the Company’s internal control over financial reporting had been resolved. As described in the following section “Changes in Internal

Control over Financial Reporting”, the Company’s management, including the CEO and CFO, has taken appropriate actions to address the material weaknesses in the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the period covered by this report, the Company had changes to its internal control of financial reporting as detailed below.

The Company's management, including the CEO, does not expect that its disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The following represents the Company’s management’s steps to improve its system of internal control over financial reporting.

1.

The Company acquired adequate personnel with core competencies in the areas of technical accounting and financial reporting. The Company appointed a full-time interim Chief Financial Officer with appropriate knowledge and competency in technical accounting and financial reporting. We entered into a letter agreement with virtualcfo, Inc. (d/b/a/ vcfo), engaging the services of vcfo to provide support and guidance to our finance and accounting team. The Company has contracted with vcfo for part-time accounting staff personnel with such competency to adequately supplement the CFO. As a result there is an adequate level of review of critical accounting analyses and estimates and there is an adequate segregation of duties.

2.

The Company maintains, to the best of its ability based on cost, an effective system of supervision and review of production quantities, conversions, and oil in inventory. The Company has no control over the timing and quantity of lifts which is primarily due to fluctuations in oil production. The Company has direct communications with Crescent and has also engaged ESG to provide sufficient communications to insure the timely and accurate reporting of significant events.

3.	The Company is monitoring and responding to critical contractual provisions of the Participation Agreement.
4.	The Company has engaged independent reservoir engineers to produce appropriate reserve reports. Critical assumptions used in computing reserves are reviewed by operations personnel as well as the CFO.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Except for the risk factor as provided below, there have been no material changes from the risk factors as previously disclosed in our Form 10-KSB, which was filed on with the SEC on April 15, 2008.

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

In 2007 and into 2008, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all. These disruptions could also affect the security of our cash asset investments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Annual General Meeting of Shareholders

The Company’s Annual General Meeting of Shareholders, which was originally scheduled to be held at the offices of Dorsey & Whitney LLP, Republic Plaza Building, 370 Seventeenth Street, Suite 4700, Denver, Colorado 80202, on September 17, 2008 at 10:30 a.m. (MST) has been adjourned until November 26, 2008 at 10:30 a.m. (MST) to be held at the same location. As a result of the lengthy adjournment, the Company is hereby informing shareholders that in order to be considered for inclusion in next year’s (2009) proxy statement, stockholder proposals must be submitted in writing to the Company’s Secretary, Michael Noonan, at Sky Petroleum

Inc., 401 Congress Avenue, Suite 1540, Austin, Texas 78701, and received a reasonable time before the Company begins printing and mailing its proxy statement, which the Company anticipates will be in May of 2009. Similarly, stockholder proposals not submitted for inclusion in the proxy statement a reasonable time before the Company begins printing and mailing its proxy statement will be considered untimely pursuant to Rule 14a-5(e)(2) of the Securities and Exchange Act of 1934.

Consulting Agreement with Michael Noonan – Interim Chief Financial Officer and Corporate Secretary

Effective August 1, 2008, the Company entered into an addendum to the Independent Contractor Services Agreement with Michael Noonan to extend the term of the agreement to July 31, 2009. The general terms of the agreement remain the same as described in the Company’s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 15, 2008.

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

Date:  November 12, 2008

By:  /s/ Michael D. Noonan

Michael D. Noonan

Interim Chief Financial Officer

(Principal Financial and Accounting Officer)

Date:  November 12, 2008