Form 10-K
period 2008-12-31
SKY PETROLEUM, INC.
filed 2009-03-31
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Shares, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐ Non-Accelerated Filer ☐	Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9,994,931

The number of shares of the Registrant’s Common Stock outstanding as of March 25, 2009 was 58,793,709.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	risks related to our limited operating history;
•	risks related to the historical losses and expected losses in the future;
•	risks related to instability in production;
•	risks related to our dependence on our executive officers;
•	risks related to fluctuations in oil and natural gas prices;
•	risks related to drilling for and producing oil and natural gas;
•	risks related to liability claims from oil and gas operations;
•	risks related to accessing the oil and natural gas markets;
•	risks related to legal compliance costs;
•	risks related to the unavailability of drilling equipment and supplies;
•	risks related to competition in the oil and natural gas industry; and
•	risks related to our securities.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of the Business” and “Management’s Discussion and Analysis” of this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Our management has included projections and estimates in this Annual Report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission ("SEC") or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

We qualify all the forward-looking statements contained in this Annual Report by the foregoing cautionary statements.

PART I

ITEM 1. BUSINESS

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

We were incorporated in the state of Nevada in August, 2002 as The Flower Valet. In 2004, we began to reassess our business plan and to seek business opportunities in other industries, including the oil and gas industry. On December 20, 2004, at our annual meeting of stockholders, our stockholders approved an amendment to our Articles of Incorporation, changing our name from The Flower Valet to Seaside Exploration, Inc. Subsequently, on March 28, 2005, we changed our name from Seaside Exploration, Inc. to Sky Petroleum, Inc. ("the Company") and began actively identifying opportunities to make direct property acquisitions and to fund exploration and development of oil and natural gas properties.

On March 28, 2005, we increased our authorized capital from 100,000,000 shares of common stock, $0.001 par value per share, to 150,000,000 shares of common stock, $0.001 par value per share. On March 28, 2005, we affected a 4 for 1 forward stock-split of our issued and outstanding shares of common stock, increasing the number of shares of common stock outstanding from 6,500,000 to 26,000,000 shares. Information contained in this Annual Report gives effect to the forward split. We are also authorized to issue 10,000,000 shares of preferred stock, $0.001 par value per share. On April 20, 2007, all 3,055,556 shares of Series A Preferred Stock were converted into 12,222,224 shares of our common stock.

We manage our business through our wholly-owned subsidiaries incorporated in Cyprus: Sastaro Limited (which we refer to as “Sastaro”) and Bekata Limited (which we refer to as “Bekata”).

 SKY PETROLEUM, INC.

ORGANIZATION STRUCTURE

Sastaro was incorporated on March 28, 2005. Bekata was incorporated on February 7, 2005.

Our principal corporate and executive offices are located at 401 Congress Avenue, Suite 1540, Austin, Texas 78701. Our telephone number is (512) 687-3427. We maintain a website at www.skypetroleum.com. Information contained on our website is not part of this Annual Report.

Mubarek Field — Participation Agreement

On May 18, 2005, we announced that our wholly-owned subsidiary, Sastaro, entered into a Participation Agreement with Buttes Gas and Oil Co. International Inc. (which we refer to as “Buttes”), a wholly-owned subsidiary of Crescent Petroleum Company International Limited (which we refer to as “Crescent”). Under the terms of the Participation Agreement, Sastaro has the right to participate in a share of the future production revenue by contributing up to $25 million in drilling and completion costs related to two wells in an off-shore oil and gas project in the United Arab Emirates ("UAE"). The project is located in the Ilam/Mishrif reservoir of the Mubarek Field area near Abu Musa Island in the Arabian Gulf, which we refer to as the “Concession Area”. The Participation Agreement does not grant Sastaro any interest in the Concession Area other than the right to receive a share of future production revenue.

The Participation Agreement obligated Sastaro to pay $25 million in drilling and completion costs related to two wells. As of March 31, 2006, Sastaro had paid Buttes the full $25 million commitment. Buttes is responsible for carrying out all drilling and completion work related to the wells. In addition, under the Participation Agreement, if Buttes decides to drill additional wells in the Concession Area, we will have the option to participate in these wells and, upon exercise of the option, will be obligated to pay 100% of the drilling and completion costs of any of these wells.

Under the Participation Agreement, if Buttes estimated that the drilling and completion costs of the second well increased the total drilling and completion costs of the two wells above $25 million, Sastaro would have the option, but not the obligation, to pay these additional costs. Upon exercising this option, Sastaro would become obligated to pay the total costs of the second well whether above or below Buttes’ estimate. As of December 31, 2008, Buttes reported that the drilling and completion costs for the Mubarek H2 and K2-ST4 wells totaled approximately $53 million. Sastaro did not exercise the option to pay the additional costs in completion of the first 2 wells. The Company continues to dispute the additional costs as presented by Buttes and we continue to work towards a resolution with respect to these figures.

In exchange for the payment obligations described above, Sastaro receives:

•	35.32% of the combined production revenue from the wells, if any, until Sastaro has been reimbursed its total investment;
•	thereafter, 18.84% of the combined production revenue from the wells, if any, until Sastaro has been reimbursed twice its total investment; and
•	thereafter, 4.33% of the combined production revenue from the wells, if any, until the expiration of the Participation Agreement.
•	less: (i) a 14.5% contribution to royalty obligations, (ii) $3 per barrel of crude oil for operating costs and (iii) certain other costs.

As Sastaro did not exercise its option to pay the additional costs, the entitlement interest was retroactively decreased from the original 75% to 34.67%, starting with the first sales dated September 11, 2006 until October 31, 2008. The entitlement interest was increased to 35.32% as a result of a reduction in costs from proceeds received from sale of unused equipment in the fourth quarter of 2008. In December 2007, we recorded a revenue reduction for the change in entitlement interest of $2,036,708 for sales attributable to August 2007 and before. We have recorded revenue of $1,049,940 related to the December 23, 2007 oil sale, with a remaining balance due to Buttes for operating expenses of $986,768, as of December 31, 2007. In 2008, we recorded revenue of $2,248,523 for the year and paid Buttes the remaining $986,768 owed.

Sastaro may assign its rights and obligations under the Participation Agreement unless the proposed assignee would materially impact the business and affairs of Buttes. The term of the Participation Agreement shall continue until the Mubarek Field has reached the end of its economic life as determined by Buttes or until otherwise terminated under the terms of the Participation Agreement.

Mubarek Field Program

We retained ESG to provide a technical review of the project in the Mubarek Field area near Abu Musa Island in the Arabian Gulf based on an evaluation of data provided to us by Buttes. Ian Baron, a former director of the Company, who was appointed in November 2005 and resigned in May 2008, is a founding partner of ESG. The review, based on information contained in ESG’s report, included geological, geophysical and reservoir engineering re-interpretation and analysis. The objective of the review was to select those well locations with the highest productive oil potential. The major influences on determining this included the following:

•	position on structure
•	potential net pay
•	well productivity
•	water-cut

Overview

The Mubarek Field was discovered in 1972 and is located in about 200 feet of water 12 kilometers from Abu Musa Island offshore Sharjah, UAE.

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

Technical Summary

The Mubarek field was formed by salt movements related to the major Abu Musa Island salt diaper some 15 kilometers west of the field. The reservoir poro-perm characteristics of the Ilam/Mishrif are generally poor and fractures play a major role in the production. Faulting appears limited, based on recent three dimensional interpretations but where it occurs, it probably facilitates water incursion into the reservoir and complicates fluid dynamics in different parts of the field. Regional knowledge suggests faulting may be more ubiquitous than currently interpreted and further work is recommended on this topic as it has a major bearing on reservoir performance.

Approximately 86 million barrels have been produced putting recovery somewhere between 20% and 30%. Given the recovery to date, the distribution of the wells and the layered nature of the reservoir, it is the view of ESG that there are significant additional recoverable oil reserves remaining in the field--hence the potential for additional in-fill wells.

A total of nine production wells were drilled into this reservoir up to 1995, all within a small crestal area. The early wells produced at initial rates of between 12,000 and 22,000 barrels of oil per day (“bopd”) and achieved cumulative production of up to 22 million barrels per well. The recent wells, however, have initial production rates at 1,500 – 2,000 bopd with cumulative production in excess of 1 million barrels, with water cuts in the order of 50% early in the life of the well. There is no pressure maintenance of the reservoir and gas lift is used to enhance oil production.

Extensive production facilities have been installed during the life of the field and production from the new wells is processed and exported through these facilities. In return, an operating fee of $3 per barrel is paid to Buttes.

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

It is noted that the oil water contact is put at around 13,100 feet based on calculations, as it has never been encountered. Based on knowledge from other fields in the area, hydrodynamics may cause the oil water contact to be tilted from east to west. This could affect reserve distribution and volume on a field wide scale.

The static reservoir pressure data from the wells shows that there is a high level of inter-well communication. In fact, the pressure decline history of all wells throughout the history of the field is very nearly identical. Matrix permeability’s generally vary from 0.1 to 10 millidarcies in both Ilam and Mishrif formations. However, interpreted test permeability’s are generally between 1 and 2 orders of magnitude higher than this range. This difference is considered to be likely to natural fracturing within the reservoir and is supported by the highly negative well bore skins calculated from well testing.

Reservoir Drive Mechanism

It would appear that the drive mechanism for production has been a combination of fluid expansion drive with the reservoir fluid being highly under saturated (bubble point pressure is 3,300 psi compared to initial reservoir pressure of 6,700 psi) and relatively weak water drive due to water influx.

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

Mubarek H2 Well

The operator of the drilling program, Crescent secured a drilling rig, and began drilling the first well, Mubarek H2, on January 31, 2006, which was completed during the second quarter of 2006 at a total depth of 15,020 feet (drilled depth). Initial logging of the well indicated good oil saturations over more than 100 feet in the Ilam/Mishrif reservoir section and the well was cased to enable testing of these zones. Crescent reported that the well was perforated over 6 zones totaling 129 feet, as two separate tests. The lowest zone was perforated over a 27- foot interval, which proved to be water bearing and was sealed off. The second test comprised perforations over 5 zones totaling 102 feet.

Based on initial testing, the well flowed in an unstable manner with a high water cut making accurate measurements difficult due to surging of the well. During periods when the well was flowing in a stable fashion, rates of 168 bopd and 2,259 were recorded, based on limited testing over a period of approximately one month. On July 26, 2006, we announced that production at the H2 well had stabilized at 200 bopd. On October 11, 2006 we announced that production had increased to 461 bopd, accomplished by shutting off one zone that was contributing significant water and no oil.

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of 145,602 gross barrels as of December 31, 2008. During the fourth quarter of 2008, the Mubarek H2 well produced 4,766 gross barrels and averaged 52 bopd. In 2008, the well produced 30,274 barrels of oil, averaging 83 bopd. Currently the well is producing approximately 50 bopd. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

The forecast production for H2 for 2009 in the Proved reserves case is 14,900 gross barrels of oil at an average rate of 41 bopd. The Proved reserves net to the Company (through its wholly-owned subsidiary Sastaro Limited) as at December 31, 2008 amount to 7,285 barrels of oil. In the Proved reserves case the well is forecast to cease production in 2012. Note that these Proved reserves forecasts are inherently conservative since they have a 90% chance of being exceeded.

Mubarek K2-ST4 Well

The Mubarek K2-ST4 was drilled on the northwest part of the field proximal to the K1 location. Mubarek K1 was drilled as Thamama producer (a deeper gas condensate reservoir underlying the Ilam/Mishrif) and electric log readings over the Ilam/Mishrif section indicate good oil saturated reservoir. Drilling of the second well commenced during the second quarter of 2007.

On October 4, 2007, Crescent reported that the well was drilled to a total depth of 13,533 feet, some 100 feet into the Ilam oil reservoir, and had subsequently been stimulated with acid and put on production with gas lift from the Ilam reservoir. After initial tests, the well was flowing at 742 bopd.

Since the Mubarek K2-ST4 well was completed, it has produced a total of 75,705 gross barrels as of December 31, 2008, despite being shut in for over six months in 2008. On June 18, 2008 the K2-ST4 well was shut in to inspect and repair the flexible gas lift line between the J and K platforms. In early August 2008, while pressure testing the initial repair, Crescent determined the line had suffered a failure. Subsequent diving and surface inspection confirmed the line had been damaged beyond repair. In November 2008, Crescent determined that a lightweight, flexible, non-metallic pipe would provide the best solution and estimated that repairs to the line would take three to four months to complete. In the first quarter of 2009, Crescent reported that the repairs were completed and the K2-ST4 well was back on line effective January 26, 2009. As a result of the repair there was no production for fourth quarter of 2008 from the K2-ST4 well. Currently the well is producing at approximately 200 bopd, however the well is experiencing flush production as a result of being shut in, and the operator expects the well will experience a decline in production as it stabilizes. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

The forecast production for K2-ST4 for 2009 in the Proved reserves case is 65,000 gross barrels of oil at an average rate of 178 bopd. The Proved reserves net to the Company (through its wholly-owned subsidiary Sastaro Limited) as at December 31, 2008 amount to 23,016 barrels of oil. In the Proved reserves case the well is forecast to cease production in 2012. Note that these Proved reserves forecasts are inherently conservative since they have a 90% chance of being exceeded.

We may not be able to stabilize production from the first or second wells and production could drop below current rates due to the unstable nature of the wells. Other wells in which we may participate in this area may likewise suffer from similar instabilities and inconsistency in production. The Company is evaluating a further well development program.

Other Projects

Komi Republic – Russian Federation

We have acquired a minority stake in the development of an oilfield in the Komi Republic of the Russian Federation by acquiring a 3.9% interest, subject to dilution, in Pechora Energy through its UK parent company, Concorde Oil & Gas Plc. (which we refer to as Concorde). This acquisition is essentially a carried interest as the Company will not be required to contribute additional funds as Concorde intends to fund the field development through debt and production revenues rather than further shareholder equity. Pechora Energy holds the production license for the Luzskoye field in the Komi Republic, where it is carrying out appraisal drilling on the field. Production has increased as a result of drilling these new wells and through the work-over existing wells. The reserves and final development plan are being determined. The Company also has the right to participate in any other acquisitions Concorde makes in the Timan Pechora Basin.

On January 26th, 2009, the Company was notified by Concorde that it was postponing its annual general meeting because Concorde had not finalized its audited financial statements. A new annual general meeting date for Concorde is currently pending. The Company receives operational reports and expects to continue to receive these reports in the future. Concorde has also negotiated additional financing for ongoing operations that may be dilutive to our minority stake in Concorde.

Sir Abu Nu’Ayr Island Project

Pursuant to the Participation Agreement, we had the right of first refusal to participate in an exploration program to be conducted by an affiliate of Buttes, in a concession located in the offshore waters around Sir Abu Nu’Ayr Island. The island of Sir Abu Nu’Ayr, which sits in the center of the Concession Area, is part of the Emirate of Sharjah but is located in the offshore territory of Abu Dhabi. The option expired on May 17, 2008.

Employees and Consultants

As of December 31, 2008, we have retained the services of the following consultants and employees:

•	Michael Noonan serves as our interim Chief Financial Officer, Vice President - Corporate, and Secretary, under a consulting agreement; and
•	Shafiq Ur Rahman serves as our Manager of Finance and Administration, under an employment agreement.

The Company does not currently carry key-man life insurance on key management. We also have a consulting agreement with ESG to provide technical services. Ian Baron, a former director of our Company, is a founding partner of ESG.

On February 5, 2007, we entered into a letter agreement with virtualcfo, Inc. (d/b/a/ vcfo), engaging the services of vcfo to provide oversight and guidance to our finance and accounting team. Under the Agreement vcfo will assign staff members to assist us and will provide CFO level support, including assisting with operational and public reporting requirements, oversight and guidance of finance and accounting matters, and such other assistance as needed by our finance and accounting team.

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

Government regulation

The operations of Buttes on the Ilam-Mishrif reservoir project in Sharjah, UAE are subject to governmental regulation applied through the Sharjah Supreme Petroleum Council (SPC). The SPC controls well permitting and ensures operations are carried out in compliance with all applicable environmental and other regulation. Royalty payments and taxation as well as monitoring of oil liftings also come under the jurisdiction of the SPC.

Reserves Reported to Other Agencies

No reserve estimates were filed with a Federal authority or agency other than with the SEC on Form 10-K.

Production and Price Information

The following table summarizes sales volumes, sales prices, and production cost information for the periods indicated. The Company’s oil production comes from the Mubarek H2 and the Mubarek K2-ST4 wells located in the Mubarek Field in the UAE. We have no production in the United States.

UAE, Mubarek Field	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Sales
Oil (bbls)	19,899	12,977	35,490
Oil and natural gas sales
Oil sales	$2,248,523	$1,127,817	$1,844,686
Average sales price
Oil ($ per bbl)	$113.00	$86.91	$51.98
Average production cost
Total ($ per bbl)	$3.00	$6.01	$2.64

Productive Wells and Acreage

The following table summarizes the Company’s productive wells and acreage as of December 31, 2008.

	Wells		Acres
United Arab Emirates, Mubarek Field	Gross	Net	Gross	Net
Gas Wells	0	0	0	0
Oil Wells	2	0(a)	0	0

(a) The Company has a 35.32% working interest in two gross wells, for a net well of .7064.

Undeveloped Acreage

The Company does not have any undeveloped acreage.

Drilling Activities

The following table sets forth information with respect to wells drilled and completed during the periods indicated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the numbers of productive wells drilled, quantities of reserves found and economic value. Productive wells are those that produce commercial quantities of hydrocarbons, regardless of whether they produce a reasonable rate of return. The Company had no drilling activities during the year ended December 31, 2008.

UAE, Mubarek Field	December 31, 2007			December 31, 2006

Type of Well	Productive(b)	Dry(c)	Total	Productive(b)	Dry(c)	Total
Exploratory(a)	0	0	0	0	0	0
Development(a)	1	0	1	1	0	1

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

Present Activities and Delivery Commitments

As of the date of this Annual Report, the Company does not have any wells in the process of drilling, waterfloods being installed, pressure maintenance operations, or other similar oil and gas related activities which it is conducting.

As of the date of this Annual Report, the Company does not have any delivery commitments for oil and gas quantities in the future.

ITEM 1A.   RISK FACTORS

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

We have incurred net losses since our inception, and have an accumulated deficit of $33,261,000 as of December 31, 2008. As of December 31, 2008, we had approximately $5.1 million in working capital.

We may experience instability in production, if any, from the wells at Mubarek and results may be less than anticipated.

Production from Mubarek H2 has ranged between 650 and 50 bopd and is currently producing at approximately 50 bopd. Production from Mubarek K2-ST4 has ranged between 744 and 119 bopd and is currently producing at 200 bopd. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

We depend on our executive officers for critical management decisions and industry contacts.

We are dependent upon the continued services of Karim Jobanputra, our interim chief executive officer and Michael Noonan, our interim chief financial officer, vice president, corporate and secretary, who have significant experience in the oil and gas industry. We do not carry key person insurance on their lives. The loss of the services of either of our executive officers, through incapacity or otherwise, would be costly to us and would require us to seek and retain other qualified personnel. See “Management.”

A substantial or extended decline in oil and natural gas prices could reduce our future revenue and earnings.

The price we receive for future oil and natural gas production will heavily influence our revenue, profitability, access to capital and rate of growth. Oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile and in the recent past oil and natural gas prices have been significantly above historic levels. These markets will likely continue to be volatile in the future and current prices for oil and natural gas may decline in the future. The prices we may receive for any future production, and the levels of this production, depend on numerous factors beyond our control. These factors include the following:

•	changes in global supply and demand for oil and natural gas;

•	actions by the Organization of Petroleum Exporting Countries, or OPEC;

•	actions by non OPEC countries;

•	political conditions, including embargoes, which affect other oil-producing activities;

•	levels of global oil and natural gas exploration and production activity;

•	levels of global oil and natural gas inventories;

•	weather conditions affecting energy consumption;

•	technological advances affecting energy consumption; and

•	prices and availability of alternative fuels.

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

The total cost of drilling, completing and operating wells will be uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomic. Further, many factors may curtail, delay or cancel drilling, including the following:

•	delays imposed by or resulting from compliance with regulatory requirements;

•	pressure or irregularities in geological formations;

•	shortages of or delays in obtaining equipment and qualified personnel;

•	equipment failures or accidents;

•	adverse weather conditions;

•	reductions in oil and natural gas prices; and

•	limitations in the market for oil and natural gas.

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

The Mubarek Field operations will be subject to risks associated with oil and natural gas operations. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect the payment of production revenues from the wells, if any. The oil and natural gas exploration activities of Buttes will be subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

•	environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater contamination;

•	abnormally pressured formations;

•	mechanical difficulties, such as stuck oilfield drilling and service tools and casing collapse;

•	Unexpected failures of key equipment used in the oil and gas production process;

•	fires and explosions;

•	personal injuries and death; and

•	natural disasters.

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

The market price of our common stock has ranged from a high of $0.38 and a low of $0.03 during the twelve-month period ended December 31, 2008. See “Market for Common Equity and Related Stockholder Matters.” We cannot assure you that the market price of our common stock will not significantly fluctuate from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse affect on our business, operating results and financial condition.

Legislation, including the Sarbanes-Oxley Act of 2002, may make it difficult for us to retain or attract officers and directors.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the recent and currently proposed changes in the rules and regulations, which govern publicly-held companies. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles.

Broker-dealers may be discouraged from effecting transactions in our common stock because our common shares are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 ("Exchange Act"), as amended impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the OTCBB during the period from November 6, 2003 to December 31, 2008, ranged between a high of $3.20 and a low of $0.03 per share, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

A broker-dealer selling penny stock to anyone other than an established customer or “accredited investor,” generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTY

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

As part of our business strategy, we, through our wholly-owned subsidiary, Sastaro, entered into a Participation Agreement for the financing of a drilling program in the Mubarek field, an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf, with Buttes, a wholly-owned subsidiary of Crescent. Under the terms of the Participation Agreement, Sastaro has the right to participate in a share of the future production revenue by contributing $25 million in drilling costs related to two wells, H2 and K2-ST4 in an off-shore oil and gas project in the UAE. The Participation Agreement does not grant Sastaro any interest in the concession area. Sastaro’s rights are limited to receiving a share of future production revenue, if any.

ITEM 3.   LEGAL PROCEEDINGS

Neither we nor any of our properties is currently subject to any material legal proceedings or other regulatory proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted as “SKPI” on the Over The Counter Bulletin Board (which we refer to as the “OTCBB”), which is sponsored by the Financial Industry Regulatory Authority (which we refer to as “FINRA”). The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network, which provides information on current “bids” and “asks” as well as volume information. The OTCBB is not considered a “national exchange.” Our common shares commenced trading on the OTCBB on November 3, 2003.

The high and low bid quotations of our common stock on the OTC Bulletin Board as reported by the FINRA were as follows:

Period	High	Low
2008
First Quarter	$0.38	$0.20
Second Quarter	$0.38	$0.15
Third Quarter	$0.18	$0.05
Fourth Quarter	$0.13	$0.03
2007
First Quarter	$0.78	$0.45
Second Quarter	$0.67	$0.42
Third Quarter	$0.60	$0.30
Fourth Quarter	$0.55	$0.19

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As of December 31, 2008, the closing bid quotation for our common stock was $0.06 per share as quoted by the OTCBB.

Holders

As of December 31, 2008, we had 58,793,709 shares of common stock issued and outstanding, held by 36 registered stockholders.

Dividends

The declaration of dividends on our common shares is within the discretion of our board of directors and will depend upon the assessment of, among other factors, results of operations, capital requirements and the operating and financial condition of the Company. The Board has never declared a dividend on the common shares. At the present time, we anticipate that all available funds will be invested to finance the growth of our business.

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

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,599,999	$1.20	6,800,972
Equity compensation plans not approved by security holders(2)	100,000	$1.00	—
TOTAL	1,699,999	$1.19	6,800,972

(1)

We have two stock option plans: a stock incentive plan for non-U.S. residents and a stock incentive plan for U.S. residents. Our stock incentive plan for non-U.S. residents authorizes the issuance of stock options to acquire up to 10% (currently 5,879,370 shares) of our issued and outstanding shares of common stock, and our stock incentive plan for U.S. residents authorizes the issuance of stock options to acquire up to a maximum of 3,321,600 shares of common stock (less the number of shares issuable upon exercise of options granted by us under all other stock incentive plans on the date of any grant under the U.S. plan). As of December 31, 2008, 800,000 options were granted under the U.S. plan and 799,999 options were granted under the non-U.S. plan. A total of 5,079,371 options are available for grant under the Non-U.S. Plan and a total of 1,721,601 are available for grant under the U.S. Plan.

(2)

We entered into a termination and severance agreement with Mr. Cameron under which we agreed to grant Mr. Cameron 200,000 options outside of our stock option plans exercisable at $1.00 per share, vesting 100,000 options on April 30, 2006 and vesting 100,000 options on April 30, 2007. The options expire two years after the grant date. As of December 31, 2008, only 100,000 options remained.

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

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors and Uncertainties” and elsewhere in this Annual Report. See section “Cautionary Note Regarding Forward-Looking Statements”.

This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of the Company and related notes. The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in the sub-section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” and have not changed significantly.

Overview

We are an oil and gas exploration company, with the primary focus of seeking opportunities where discoveries can be appraised rapidly and advanced either by using existing infrastructure or by entering into arrangements with joint-venture partners.

As part of our business strategy, we, through our wholly-owned subsidiary, Sastaro, entered into a Participation Agreement for the financing of a drilling program in the Mubarek field, an offshore region in a concession area surrounding Abu Musa Island in the

Arabian Gulf, with Buttes, a wholly-owned subsidiary of Crescent. Under the terms of the Participation Agreement, Sastaro has participated in a share of the future production revenue by contributing $25 million in drilling costs related to two wells, H2 and K2-ST4 in an off-shore oil and gas project in the UAE. The Participation Agreement does not grant Sastaro any interest in the concession area. Sastaro’s rights are limited to receiving a share of future production revenue, if any.

Mubarek H2 Well

The operator of the drilling program, Crescent secured a drilling rig, and began drilling the first well, Mubarek H2, on January 31, 2006, which was completed during the second quarter of 2006 at a total depth of 15,020 feet (drilled depth). Initial logging of the well indicated good oil saturations over more than 100 feet in the Ilam/Mishrif reservoir section and the well was cased to enable testing of these zones. Crescent reported that the well was perforated over 6 zones totaling 129 feet, as two separate tests. The lowest zone was perforated over a 27- foot interval, which proved to be water bearing and was sealed off. The second test comprised perforations over 5 zones totaling 102 feet.

Based on initial testing, the well flowed in an unstable manner with a high water cut making accurate measurements difficult due to surging of the well. During periods when the well was flowing in a stable fashion, rates of 168 bopd and 2,259 bopd were recorded, based on limited testing over a period of approximately one month. On July 26, 2006, we announced that production at the H2 well had stabilized at 200 bopd. On October 11, 2006 we announced that production had increased to 461 bopd, accomplished by shutting off one zone that was contributing significant water and no oil.

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of 145,602 gross barrels as of December 31, 2008. During the fourth quarter of 2008, the Mubarek H2 well produced 4,766 gross barrels and averaged 52 bopd. Currently the well is producing approximately 50 bopd. In 2008 the well produced 30,274 barrels of oil, averaging 83 bopd. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

The forecast production for H2 for 2009 in the Proved reserves case is 14,900 gross barrels of oil at an average rate of 41 bopd. The Proved reserves net to the Company (through its wholly-owned subsidiary Sastaro Limited) as at December 31, 2008 amount to 7,285 barrels of oil. In the Proved reserves case the well is forecast to cease production in 2012. Note that these Proved reserves forecasts are inherently conservative since they have a 90% chance of being exceeded.

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

Since the Mubarek K2-ST4 well was completed, it has produced a total of 75,705 gross barrels as of December 31, 2008 despite being shut in for over six months in 2008. On June 18, 2008 the K2-ST4 well was shut in to inspect and repair the flexible gas lift line between the J and K platforms. In early August 2008, while pressure testing the initial repair, Crescent determined the line had suffered a failure. Subsequent diving and surface inspection confirmed the line had been damaged beyond repair. In November 2008, Crescent determined that a lightweight, flexible, non-metallic pipe would provide the best solution and estimated that repairs to the line would take three to four months to complete. In the first quarter of 2009, Crescent reported that the repairs were completed and the K2-ST4 well was back on line effective January 26, 2009. As a result of the repair there was no production for fourth quarter of 2008 from the K2-ST4 well. Currently the well is producing at approximately 200 bopd, however the well is experiencing flush production as a result of being shut in, and the operator expects the well will experience a decline in production as it stabilizes. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

We may not be able to stabilize production from the first or second wells and production could drop below current rates due to the unstable nature of the wells. Other wells in which we may participate in this area may likewise suffer from similar instabilities and inconsistency in production. The Company is evaluating a further well development program.

The forecast production for K2-ST4 for 2009 in the Proved reserves case is 65,000 gross barrels of oil at an average rate of 178 bopd. The Proved reserves net to the Company (through its wholly-owned subsidiary Sastaro Limited) as at December 31, 2008 amount to 23,016 barrels of oil. In the Proved reserves case the well is forecast to cease production in 2012. Note that these Proved reserves forecasts are inherently conservative since they have a 90% chance of being exceeded.

Other Projects

We have acquired a minority stake in the development of an oilfield in the Komi Republic of the Russian Federation by acquiring a 3.9% interest, subject to dilution, in Pechora Energy through its UK parent company, Concorde Oil & Gas Plc. (which we refer to as Concorde). This acquisition is essentially a carried interest as the Company will not be required to contribute additional funds as Concorde intends to fund the field development through debt and production revenues rather than further shareholder equity. Pechora Energy holds the production license for the Luzskoye field in the Komi Republic, where it is carrying out appraisal drilling on the field. Production has increased as a result of drilling these new wells and through the work-over existing wells. The reserves and final development plan are being determined. The Company also has the right to participate in any other acquisitions Concorde makes in the Timan Pechora Basin.

On January 26th, 2009, the Company was notified by Concorde that it was postponing its annual general meeting because Concorde had not finalized its audited financial statements. A new annual general meeting date for Concorde is currently pending. The Company receives operational reports and expects to continue to receive these reports in the future. Concorde has also negotiated additional financing for ongoing operations that may be dilutive to our minority stake in Concorde.

Comparison of 2008 Statement of Operations to 2007 Statement of Operations

During the year ended December 31, 2008, we had a net operating loss of $1,238,000 as compared to a net operating loss of $18,329,000 during the year ended December 31, 2007. During 2008, the Company earned oil revenues of $2,249,000 compared to $1,128,000 in 2007.

Operating expenses in 2008 (compared to 2007) were $3,486,000 ($19,457,000) and consist primarily of full cost ceiling impairment charge of $665,000 ($9,391,000), depletion and depreciation expense of $1,144,000 ($5,579,000), stock based compensation of $114,000 ($1,852,000), consulting services of $267,000 ($947,000), related party compensation expense of $0 (175,000) and general and administrative expense of $ 1,237,000 ($1,435,000).

The decrease in depletion and depreciation expense, as well as the full cost ceiling impairment charge, was due to the Mubarek K2-ST4 well coming online in 2007, and the fact the Company incurred a decrease of entitlement interest (from 75% to 35.32%) in the Participation Agreement.

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

As the Company has sufficient working capital, our goal during the next twelve months ending December 31, 2009 is to assess and obtain additional joint venture opportunities in new regions.

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

As of December 31, 2008, we have raised approximately $38,000,000 million through private placements of shares of common stock and shares of convertible preferred stock as well as through the conversion of convertible debt.

Net cash used in operating activities during the year ended December 31, 2008 was $319,000 as compared to net cash provided by operating activities of $1,075,000 for the comparable period in 2007. Total assets as of December 31, 2008 were $7,332,000 compared to total assets of $9,442,000 as of December 31, 2007. Stockholders’ equity as of December 31, 2008 was $7,141,000 compared to stockholders’ equity of $8,151,000 as of December 31, 2007. The decrease in assets was primarily due to (i) depletion for the Mubarek wells and (ii) the impairment charge.

As of December 31, 2008, we had current assets of $5,264,000 including cash and cash equivalents of $5,242,000 of which $5,017,000 was held in demand deposits. We had current liabilities of $191,000.

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

As of December 31, 2008, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 and Mubarek K2-ST4 wells of $13,458,000 and $13,174,000, respectively. Based upon the March 3, 2009, reserve report prepared by ESG, who is no longer considered an affiliate of the Company (due to the resignation of a mutual director having an ownership interest in ESG), proved developed reserves net to the Company’s interests were 30,301 barrels of oil. During the year ended December 31, 2008, 20,029 barrels of oil net to the Company’s interest were produced from the Mubarek H2 and K2-ST4 wells, resulting in depletion expense of $1,142,000 being recorded.

The reserve report at March 3, 2009 indicated the present value, discounted at 10%, of the future net cash flows from proved reserves attributable to the Mubarek H2 and K2-ST4 wells were $1,063,000. As a result, we recorded a full cost ceiling impairment of $665,000 to properly reflect the carrying value of our oil properties at December 31, 2008.

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of 145,602 gross barrels as of December 31, 2008. During the fourth quarter of 2008, the Mubarek H2 well produced 4,766 gross barrels and averaged 52 bopd. Currently the well is producing approximately 50 bopd. In 2008 the well produced 30,274 barrels of oil, averaging 83 bopd. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Since the Mubarek K2-ST4 well was completed, it has produced a total of 75,705 gross barrels as of December 31, 2008 despite being shut in for over six months in 2008. On June 18, 2008 the K2-ST4 well was shut in to inspect and repair the flexible gas lift line between the J and K platforms. In early August 2008, while pressure testing the initial repair, Crescent determined the line had suffered a failure. Subsequent diving and surface inspection confirmed the line had been damaged beyond repair. In November 2008, Crescent determined that a lightweight, flexible, non-metallic pipe would provide the best solution and estimated that repairs to the line would take three to four months to complete. In the first quarter of 2009, Crescent reported that the repairs were completed and the K2-ST4 well was back on line effective January 26, 2009. As a result of the repair there was no production for fourth quarter of 2008 from the K2-ST4 well. Currently the well is producing at approximately 200 bopd, however the well is experiencing flush production as a result of being shut in, and the operator expects the well will experience a decline in production as it stabilizes. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008 and 2007. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents and investments. Fair values were assumed to approximate carrying values for cash, cash equivalents and payables because they are short term in nature and their carrying amounts approximate fair values as they are payable on demand.

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

Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and natural gas properties. In calculating future net cash flows, current prices and costs are generally held constant indefinitely. The net book value of oil and natural gas properties, less related deferred income taxes is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, all or a portion of the excess above the ceiling may not be written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that all or a portion of such excess above the ceiling would not have existed if the increased prices were used in the calculations. As of December 31, 2008, the Company had accumulated impairment of $15,238,000 as a result of the full cost ceiling test for the years 2006 through and 2008. As of December 31, 2008, the net carrying value of investment in oil and gas properties is $1,063,000.

Revenue is recognized in the period in which title to the petroleum or natural gas transfers to the purchaser.

Income taxes

We follow Statement of Financial Accounting Standard (“SFAS”) No. 109,Accounting for Income Taxes SFAS No. 109 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

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

The Company and its wholly owned subsidiaries have not filed required foreign and U.S. tax returns due for the years ended December 31, 2005, 2006, 2007 and 2008. No material tax liability is anticipated however the Company will not be in compliance until such reporting is made. Management has engaged qualified firms to prepare delinquent tax returns for filing. No accrual has been made for potential tax liabilities, penalties or interest.

In 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”),Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, as required.

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as other general and administrative expense. There was no interest or other general and administrative expenses accrued or recognized related to income taxes for the year ended December 31, 2008. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the year ended December 31, 2008 or during the prior three years applicable under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

Stock-Based Compensation

The Company adopted SFAS 123(R) effective January 1, 2006, and is applying the retrospective method, whereby compensation cost associated with the unvested portion of awards granted after December 2004 are recognized over the remaining vesting period. Under this method, prior periods are revised for comparative purposes.

Recent pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R will become effective as of the beginning of the Company’s year beginning January 1, 2009. The impact that adoption of SFAS No. 141R will have on the Company’s consolidated financial statements will depend on the nature, terms and size of business combinations that occur after the effective date.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will become effective as of the beginning of the Company’s year beginning January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110, Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 was effective January 1, 2008. The Company has used the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The adoption of SAB 110 did not have a material impact on its consolidated balance sheets, consolidated statements of operations and cash flows.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 only with respect to financial assets and liabilities, as well as any other assets and liabilities carried at fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s investment in non-affiliated entity is classified as Level 3 in the fair value hierarchy. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or financial condition. The Company does not currently expect the application of the fair value framework established by SFAS 157 to non-financial assets and liabilities measured on a non-recurring basis to have a material impact on the consolidated financial statements. However, the Company will continue to assess the potential effects of SFAS 157 as additional information becomes available.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option on any assets or liabilities not previously carried at fair value under SFAS 159.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). The objective of SFAS 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for calendar years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial condition and results of operations. However, the Company believes it will likely be required to provide additional disclosures as part of future financial statements, beginning with the first quarter of fiscal 2009.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP 142-3 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP 142-3 is effective for financial statements for years beginning after December 15, 2008. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s financial condition and results of operations.

Contractual Obligations

As of December 31, 2008, we had no material contractual obligations.

We believe that we have sufficient working capital to meet our currently anticipated expenditure levels for the next 12 months. Total stockholder equity was approximately $7.1 million at December 31, 2008.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sky Petroleum, Inc.

We have audited the accompanying consolidated balance sheets of Sky Petroleum, Inc. and subsidiaries, as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sky Petroleum, Inc. and subsidiaries, as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WHITLEY PENN LLP

Dallas, Texas March 31, 2009

Sky Petroleum, Inc.

Consolidated Balance Sheets

	As of December 31, 2008	As of December 31, 2007

Assets
Current assets:
Cash and cash equivalents	$5,242,260	$5,557,898
Inventory - oil in storage	21,796	—
Prepaids and other current assets	—	6,841
Total Current Assets	5,264,056	5,564,739

Investment in oil and gas properties, net	1,062,572	2,869,755
Fixed assets, net	1,429	3,406
Deposits and other assets	4,209	4,209
Investment in non-affiliated entity	1,000,000	1,000,000
Total Other Assets	2,068,210	3,877,370

Total Assets	$7,332,266	$9,442,109

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	$190,967	$1,291,601
Total Liabilities	190,967	1,291,601

Commitments and contingencies

Stockholders' Equity:
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized,
58,793,709 shares issued and outstanding	58,794	58,794
Additional paid-in capital	40,343,117	40,226,188
Accumulated deficit	(33,260,612)	(32,134,474)
Total Stockholders' Equity	7,141,299	8,150,508

Total Liabilities and Stockholders' Equity	$7,332,266	$9,442,109

The accompanying notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007

Oil revenues	$2,248,523	$1,127,817

Expenses:
Lease operating expenses	59,716	78,032
Depletion and depreciation	1,143,990	5,578,792
Impairment expense	665,170	9,391,481
Consulting services	266,500	946,745
Stock based compensation	113,675	1,851,590
Compensation - related party	—	175,000
General and administrative	1,237,121	1,435,463
Total expenses	3,486,172	19,457,103

Net operating loss	(1,237,649)	(18,329,286)

Other income:
Interest income	111,511	264,568
Total other income	111,511	264,568

Net loss	(1,126,138)	(18,064,718)

Dividends on Preferred Stock	—	(192,500)

Net loss applicable to common stockholders	(1,126,138)	(18,257,218)

Net loss per share - basic and diluted	$(0.02)	$(0.33)
Weighted average number of
common shares outstanding - basic and diluted	58,793,709	55,143,785

The accompanying notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2008 and 2007

	Common Stock		Preferred Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2006	46,571,485	$46,571	3,055,556	$3,056	$38,382,747	$(13,877,256)	$24,555,118
Preferred stock dividends	—	—	—	—	—	(192,500)	(192,500)
Stock based compensation	—	—	—	—	1,851,590	—	1,851,590
Preferred stock converted to common stock	12,222,224	12,223	(3,055,556)	(3,056)	(9,167)	—	—
Other	—	—	—	1,018	—	—	1,018
Net loss	—	—	—	—	—	(18,064,718)	(18,064,718)
Balance at December 31, 2007	58,793,709	58,794	—	—	40,226,188	(32,134,474)	8,150,508
Stock based compensation	—	—	—	—	113,675	—	113,675
Other	—	—	—	3,254	—	—	3,254
Net loss	—	—	—	—	—	(1,126,138)	(1,126,138)
Balance at December 31, 2008	58,793,709	$58,794	—	$—	$40,343,117	$(33,260,612)	$7,141,299

The accompanying notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(1,126,138)	$(18,064,718)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation	113,675	1,851,590
Depletion and depreciation	1,143,990	5,578,792
Impairment expense	665,170	9,391,481
Changes in operating assets and liabilities -
Accounts receivable, net	—	1,140,471
Inventory - oil in storage	(21,796)	22,195
Prepaids and other current assets	6,841	5,826
Deposits and other assets	—	(1,370)
Accounts payable and accrued liabilities	(1,100,634)	1,150,311
Net cash provided by (used in) operating activities	(318,892)	1,074,578

Cash flows from investing activities:
Purchase of fixed assets	—	(803)
Investment in non-affiliated entity	—	(1,000,000)
Investment in oil and gas properties	—	(135,158)
Net cash used in investing activities	—	(1,135,961)

Cash flows from financing activities:
Other	3,254	1,018
Preferred Stock dividend payment	—	(192,500)
Net cash provided by (used in) financing activities	3,254	(191,482)

Net decrease in cash and cash equivalents	(315,638)	(252,865)
Cash and cash equivalents at beginning of year	5,557,898	5,810,763
Cash and cash equivalents at end of year	$5,242,260	$5,557,898

Supplemental disclosures:
Interest paid	$—	$—
Taxes paid	$—	$—
Common stock issued for preferred redemption	$—	$12,223

The accompanying notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.

Notes to Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

Sky Petroleum, Inc. (the "Company") was organized on August 22, 2002 (date of inception) under the laws of the State of Nevada, as The Flower Valet. On December 20, 2004, the Company amended its articles of incorporation to change its name to Seaside Explorations, Inc. Subsequently, on March 28, 2005, the Company changed its name to Sky Petroleum, Inc.

The Company is engaged in exploration and development of oil and natural gas properties of others under arrangements in which we finance the costs in exchange for interests in the oil or natural gas revenue generated by the properties. Such arrangements are commonly referred to as farm-ins to us, or farm-outs by the property owners farming out to us.

In order to manage its international oil and gas operations, the Company established two corporations in Cyprus. Bekata Limited (“Bekata”) is a wholly-owned subsidiary of Sky Petroleum, Inc. which also owns a 100% interest in Sastaro Limited (“Sastaro”). Sastaro is the entity that signed the Participation Agreement in the United Arab Emirates (“UAE”).

Sastaro entered into a Participation Agreement for the financing of a drilling program in the Mubarek field, an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf, with Buttes Gas and Oil Co. International Inc., (“Buttes”) a wholly-owned subsidiary of Crescent Petroleum Company International Limited (“Crescent”). Under the terms of the Participation Agreement, Sastaro participates in a share of the production revenue related to two wells in an off-shore oil and gas project in the UAE, due to its funding of $25,000,000 in drilling costs. The Participation Agreement does not grant Sastaro any interest in the concession area. Sastaro’s rights are limited to receiving a share of future production revenue, if any.

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

Note 2 - Summary of Significant Accounting Policies

The consolidated financial statements included herein, presented in accordance with accounting principles generally accepted in the United States of America and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the SEC.

(a)	Basis of Consolidation

The accompanying financial statements present the consolidated accounts of the Company and its wholly owned subsidiaries, Bekata and Sastaro. All intercompany account balances and transactions have been eliminated.

(b)	Nature of Operations

The Company's focus is on the acquisition, development and exploitation of long-lived oil and natural gas reserves and, to a lesser extent, exploration for new oil and natural gas reserves. The Company's business activities are currently carried out primarily off-shore Sharjah, UAE.

(c)	Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of unsecured accounts receivable from unaffiliated crude oil purchasers and the well operator. A substantial portion of the Company's oil reserves are located offshore off the coast of Sharjah, UAE and the Company may be disproportionately exposed to the impact of delays or interruptions of production from these wells due to mechanical problems, damages to the current producing reservoirs and significant governmental regulation, including any curtailment of production or interruption of transportation of oil or natural gas produced from the wells.

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

Depletion is provided using the units-of-production method based upon estimates of proved oil and natural gas reserves with oil and natural gas production being converted to a common unit of measure based upon their relative energy content. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the carrying value of the assets is reduced accordingly. Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins.

Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and natural gas properties. In calculating future net cash flows, current prices and costs are generally held constant indefinitely. The net book value of oil and natural gas properties, less related deferred income taxes is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, all or a portion of the excess above the ceiling may not be written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that all or a portion of such excess above the ceiling would not have existed if the increased prices were used in the calculations. As of December 31, 2008, the Company had accumulated impairment of $15,238,000 as a result of the full cost ceiling test for the years 2006 through 2008. As of December 31, 2008, the net carrying value of the Company's investment in oil and gas properties is approximately $1,063,000.

Sales of proved and unproved properties are accounted for as an adjustment of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and natural gas reserves, in which case the gain or loss is recognized in income.

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

The Company accounts for federal income taxes using the liability method. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under the liability method, the effect on previously recorded deferred tax assets and liabilities resulting from a change in tax rates is recognized in operating results in the period in which the change is enacted.

As of January 1, 2007, the Company adopted the Financial Accounting Standards Board ("FASB") Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 Accounting for Income Taxes. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as other general and administrative expense. There was no interest or other general and administrative expense accrued or recognized related to income taxes for the years ended December 31, 2008 and 2007. The Company has not taken a tax position that, if challenged, would have a material effect of the financial statements or the effective tax rate for the twelve-months ended December 31, 2008 and 2007, or during the prior three years applicable under FIN 48. The Company has determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

(f)	Inventory

Inventory consists of crude oil held in storage tanks.  Inventories are stated at the lower of actual cost or market based on the average cost method.

(g)	Investments

Investments in non-affiliated companies with a less than 20% ownership interest, no significant influence, and market prices are not readily available, are accounted for under the cost method.

(h)	Stock-Based Compensation

The Company measures all share-based payments, including grants of employee stock options, using a fair-value based method in accordance with SFAS No. 123R Share-Based Payments. The cost of services received in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the grant date fair value of those awards amortized over the requisite service period.

(i)	Basic and Diluted Net Loss Per Share

Net loss per share is presented in accordance with SFAS No. 128,Earnings per Share. Basic net loss per share is computed based on the weighted average shares of common stock outstanding for the period.  Common stock equivalents which represent stock options have been excluded from the computation of diluted net loss per share at December 31, 2008 and 2007 as their effect is anti-dilutive.

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

(k)	Fair value of financial instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments are held for trading purposes.

(l)	Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all demand deposits, money market accounts and certificates of deposit purchased with an original maturity of three months or less to be cash equivalents.

(m)	Revenue Recognition

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and natural gas sold to purchasers. As of December 31, 2008 and 2007, the Company did not have any oil or natural gas imbalances recorded. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller's price to the buyer is fixed or determinable; and, (iv) collectability is reasonably assured.

(n)	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R will become effective as of the beginning of the Company's fiscal year beginning January 1, 2009. The impact that adoption of SFAS No. 141R will have on the Company's consolidated financial statements will depend on the nature, terms and size of business combinations that occur after the effective date.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements-an Amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will become effective as of the beginning of the Company's year beginning January 1, 2009. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial condition and results of operations.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110, Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 was effective January 1, 2008. The Company has used the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The adoption of SAB 110 did not have a material impact on its consolidated balance sheets, consolidated statements of operations and cash flows.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 only with respect to financial assets and liabilities, as well as any other assets and liabilities carried at fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s investment in non-affiliated entity is classified as Level 3 in the fair value hierarchy. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or financial condition. The Company does not currently expect the application of the fair value framework established by SFAS 157 to non-financial assets and liabilities measured on a non-recurring basis to have a material impact on the consolidated financial statements. However, the Company will continue to assess the potential effects of SFAS 157 as additional information becomes available.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option on any assets or liabilities not previously carried at fair value under SFAS 159.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). The objective of SFAS 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial condition and results of operations. However, the Company believes it will likely be required to provide additional disclosures as part of future financial statements, beginning with the first quarter of 2009.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP 142-3 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s financial condition and results of operations.

Note 3 - Investment in Oil and Gas Properties

On May 18, 2005, the Company entered into a Participation Agreement with Buttes, whereby the Company provided cash in the amount of $25,000,000, to be used for drilling costs associated with two oil wells located in the Arabian Gulf in exchange for a variable percentage of future production revenue. Pursuant to the Participation Agreement, the Company provided capital to Buttes in developmental increments. Upon commencement of production, which occurred in May 2006, the Company was to receive a preferred 75% of combined production revenue until such time as the Company recouped its total investment, and thereafter an incremental decrease of production revenue to 40%, until the Company has recouped two times its initial investment, and thereafter at 9.2%.

As of December 31, 2008, Buttes incurred drilling costs totaling approximately $53,000,000, exceeding the original cost estimates and funding by the Company of $25,000,000, and thus reducing the Company’s preferred share of combined production revenue from 75% to 35.32% until such time as the Company has recouped its total investment, and thereafter an incremental decrease of production revenue to 18.84% until the Company has recouped two times its initial investment, and thereafter at 4.33%.

The Company's operating costs are capped at $3.00 per barrel and royalty fees are 14.5% of gross production revenues under the Participation Agreement.

As of December 31, 2008 and 2007, the Company's investment in oil and gas properties consisted of:

	2008	2007
Evaluated Properties:
Mubarek K2-ST4 Well	$13,173,901	$13,173,901

Mubarek H2 Well	13,457,501	13,457,501

Accumulated Depletion	(10,331,287)	(9,189,274)

Impairment	(15,237,543)	(14,572,373)

Total	$1,062,572	$2,869,755

As of December 31, 2008, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 well of $13,457,501 and the Mubarek K2-ST4 well of $13,173,901. Based on the December 31, 2008 reserve report prepared by Energy Services Group Dubai (“ESG”) proven developed reserves, net to the Company's interest were 30,301 barrels of oil. During the years ended December 31, 2008 and 2007, depletion expense of $1,142,013 and $5,576,927, respectively, was recorded.   The depletion amortization rate per equivalent unit of production (bbls) was $57.02 and $205.37 for the years ended December 31, 2008 and 2007, respectively.

In addition, the reserve report estimated the net present value of recoverable reserves from the Mubarek H2 and K2-ST4 wells, discounted at 10%, to be $1,062,572 at December 31, 2008. Based on this information the Company recorded a full cost ceiling impairment expense of $665,170 to properly reflect the carrying value of its oil and gas properties at December 31, 2008.

There were no costs excluded from the impairment calculation at December 31, 2008.

Note 4 - Revenue Entitlement Adjustment

On May 18, 2005, we announced that our wholly-owned subsidiary, Sastaro, entered into a Participation Agreement with Buttes. Under the terms of the Participation Agreement, Sastaro had the right to participate in a share of the future production revenue by contributing up to $25 million in drilling and completion costs related to two wells in an off-shore oil and gas project in the UAE. The project is located in the Ilam/Mishrif reservoir of the Mubarek Field area near Abu Musa Island in the Arabian Gulf, which we refer to as the “Concession Area”. The Participation Agreement does not grant Sastaro any interest in the Concession Area other than the right to receive a share of future production revenue.

The Participation Agreement obligated Sastaro to pay $25 million in drilling and completion costs related to two wells. As of March 31, 2006, Sastaro had paid Buttes the full $25 million commitment. Buttes is responsible for carrying out all drilling and completion work related to the wells. In addition, under the Participation Agreement, if Buttes decides to drill additional wells in the Concession Area, we will have the option to participate in these wells and, upon exercise of the option, will be obligated to pay 100% of the drilling and completion costs of any of these wells.

Under the Participation Agreement, if Buttes estimated that the drilling and completion costs of the second well increased the total drilling and completion costs of the two wells above $25 million, Sastaro would have the option, but not the obligation, to pay these additional costs. Upon exercising this option, Sastaro would become obligated to pay the total costs of the second well whether above or below Buttes’ estimate. As of December 31, 2008, Buttes reported that the drilling and completion costs for the Mubarek H2 and K2-ST4 wells totaled approximately $53 million.

Sastaro did not exercise its option to pay the additional costs as reported by Buttes and subsequently, Sastaro’s entitlement interest was retroactively decreased from 75% to 34.67%, starting with the first sales dated September 11, 2006 until October 31, 2008 when it increased to 35.32% as a result of a reduction in costs from proceeds received from the sale of unused equipment.

Note 5 — Stockholders' Equity

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

For the years ended December 31, 2008 and 2007, the Company recorded $113,675 and $1,851,590, respectively, of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during the years ended December 31, 2008 or 2007; therefore, the intrinsic value of options exercised during 2008 and 2007 is $0. As of December 31, 2008 and 2007, there was a total of $0 and $905,041, respectively, of unrecognized compensation costs related to the non-vested portion of these unit option awards. Compensation expense is based upon straight line amortization of the grant-date fair value over the vesting period of the underlying unit option. Since the Company is a relatively new public company and has minimal trading history, it has used an estimated volatility factor of approximately 88% for options previously issued (there were no options issued in 2008 or 2007) based upon a representative group of publicly-traded companies in the energy industry and employed the Black Scholes method to estimate the grant-date fair value to be amortized over the vesting periods of the unit options awarded.

Information regarding stock options outstanding as of December 31, 2008 is summarized below:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.50	66,667	0.33	$0.50	66,667	$0.50
$1.00	833,332	2.09	$1.00	833,332	$1.00
$1.29 - $1.88	800,000	6.03	$1.44	800,000	$1.44

The aggregate intrinsic value of exercisable options as of December 31, 2008 and 2007 was $0.

The following is a summary of stock option activity for 2008 and 2007:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2006	4,183,333	$1.07
Options cancelled	(483,334)	1.00
Options granted	—	—
Options exercised	—	—
Balance, December 31, 2007	3,699,999	$1.08	4.13

Options cancelled	(2,000,000)	$0.98
Options granted	—	—
Options exercised	—	—
Balance, December 31, 2008	1,699,999	$1.19	3.87

Exercisable, December 31, 2008	1,699,999	$1.19	3.87

Note 7 — Income Taxes

For the years ended December 31, 2008 and 2007, the Company had net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2008, the Company has accumulated operating losses totaling approximately $33.3 million. The net operating loss carry forwards will begin to expire in 2019 if not utilized. The Company has recorded net operating losses in each year since its inception through December 31, 2008. Based upon all available objective evidence, including the Company's loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at December 31, 2008 and 2007.

Non-current deferred tax assets were as follows for the date indicated:

	December 31,
	2008	2007
Net operating losses	$9,950,104	$9,597,851
Less: valuation allowance	(9,950,104)	(9,597,851)
Net non-current deferred tax asset	$-	$-

All of the Company's current oil and gas activities are located offshore off the coast of Sharjah, UAE and there are no income taxes due as no earnings or dividends were distributed or repatriated.

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

The Company and its wholly owned subsidiaries have not filed required foreign and U.S. tax returns due for the years ended December 31, 2005 through 2007.  No material tax liability is anticipated however the Company will not be in compliance until such reporting is made. Management has engaged with qualified firms to identify and prepare delinquent tax returns for filing. No accrual has been made for potential tax liabilities, penalties or interest.

The extent of the Company's U.S. operations is limited to its corporate finance, corporate governance, and investor relations functions as well as professional fees paid to U.S. based attorneys and accountants and other consultants. The total of these U.S. based expenditures was approximately $673,000 and $682,000 in 2008 and 2007, respectively.

A reconciliation between the income tax benefit determined by applying the applicable Federal statutory income tax rate to the pre-tax loss is as follows for the period indicated:

	Year Ended December 31,
	2008	2007
Tax benefit at statutory income tax rate	$(394,148)	$(6,322,651)
Stock based compensation	39,786	648,057
Other	2,109	700
Change in valuation allowance	352,253	5,673,894
Tax benefit reported	$-	$-

Note 8 - Related Party Transactions

During 2008 and 2007, the Company had a Consulting and Business Development Agreement with ESG, a related party whose owner was a director on the Company’s board during these periods. The director resigned effective May 31, 2008. For the five months ended May 31, 2008, the Company recorded consulting expense of $87,900 and for the year ended December 31, 2007 of $908,000, related to this contract. At December 31, 2007, $168,000 of these consulting fees were included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. In February 2008, the Company signed a new agreement with ESG to remain in effect indefinitely until such time either party gives notice to end said agreement.

Note 9 - Investment in Non-Affiliated Entity

We have acquired a minority stake in the development of an oilfield in the Komi Republic of the Russian Federation by acquiring a 3.9% interest, subject to dilution, in Pechora Energy through its UK parent company, Concorde Oil & Gas Plc. (which we refer to as Concorde). This acquisition is essentially a carried interest as the Company will not be required to contribute additional funds as Concorde intends to fund the field development through debt and production revenues rather than further shareholder equity. Pechora Energy holds the production license for the Luzskoye field in the Komi Republic, where it is carrying out appraisal drilling on the field. Production has increased as a result of drilling these new wells and through the work-over existing wells. The reserves and final development plan are being determined. The Company also has the right to participate in any other acquisitions Concorde makes in the Timan Pechora Basin.

Note 10 - Supplemental Financial Information for Oil and Gas Producing Activities (Unaudited)

The following tables set forth supplementary disclosures for oil and gas producing activities in accordance with SFAS No. 69Disclosure about Oil and Gas Producing Activities. All of our operations are directly related to oil and gas producing activities located offshore in the Arabian Gulf off of the coast of Sharjah, UAE.

Capitalized Costs Relating to Oil and Gas Producing Activities:

	2008	2007
Evaluated Properties:
Mubarek K2-ST4 Well	$13,173,901	$13,173,901

Mubarek H2 Well	13,457,501	13,457,501

Accumulated Depletion	(10,331,287)	(9,189,274)

Impairment	(15,237,543)	(14,572,373)

Total	$1,062,572	$2,869,755

Costs Incurred in Oil and Gas Producing Activities:

For the Years Ended December 31:	2008	2007
Acquisition of proved properties	$—	$—
Acquisition of unproved properties	—	—
Development costs	—	135,158
Exploration costs	—	—

Total Costs Incurred	$—	$135,158

Results of Operations from Oil and Gas Producing Activities:

	Year Ended December 31,
	2008	2007
Oil and gas revenues	$2,248,523	$1,127,817
Production costs	(59,716)	(78,032)
Exploration expenses	—	—
Depletion and depreciation	(1,143,990)	(5,578,792)
Impairment	(665,170)	(9,391,481)
Result of oil and gas producing operations before income taxes	379,647	(13,920,488)
Provision for income taxes	—	—
Results of Oil and Gas Producing Operations	$379,647	(13,920,488)

Proved Reserves

Our proved oil reserves have been estimated by petroleum reserve engineers in Dubai as of December 31, 2008 and 2007, whom were affiliated with the Company through a mutual director until May 2008. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history, and changes in economic factors. Our proved reserves are summarized in the table below.

	Crude Oil Bbls
Reserves as of December 31:	2008	2007
Beginning of the period	39,906	108,788
Revisions of previous estimates	10,424	72,954
Extensions and discoveries	—	31,228
Production	(20,029)	(27,156)
End of the period	30,301	39,906

Standardized Measure

The standardized measure of discounted future net cash flows (“standardized measure”) and changes in such cash flows are prepared using assumptions required by the FASB. Such assumptions include the use of year-end prices for oil and gas and year-end costs for estimated future development and production expenditures to produce year-end estimated proved reserves. Discounted future net cash flows are calculated using a 10% rate.

As of December 31, 2008, pursuant to the Participation Agreement, the Company is not liable for estimated well abandonment costs or net of salvage. Therefore, no abandonment costs are considered as part of the calculation of the full cost pool at December 31, 2008.

The standardized measure does not represent management's estimate of our future cash flows or the value of proved oil and gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, year-end prices used to determine the standardized measure of discounted cash flows are influenced by seasonal demand and other factors and may not be the most representative in estimating future revenues or reserve data.

Price and cost revisions are primarily the net result of changes in year-end prices, based on beginning of year reserve estimates. Quantity estimate revisions are primarily the result of the extended economic life of proved reserves and proved undeveloped reserve additions attributable to increased development activity. The reserve report prepared as of December 31, 2008 used an estimated sales price of $40.00 per barrel of oil for 2009, increasing linearly to $55.00 per barrel in 2012.

The standardized measure of the Company's proved crude oil and natural gas reserves at December 31, 2008 and 2007 was as follows:

At December 31:	2008	2007
Future cash inflows	$1,252,051	$3,365,242
Less: Future operating expenses	(106,319)	(140,295)
Future development costs	-	-
Future income taxes	-	-
Future net cash flows	1,145,732	3,224,947
10% annual discount	(83,160)	(355,192)

Standardized measure of discounted net cash flows	$1,062,572	$2,869,755

No income taxes have been provided above as future net cash flows are expected to be less than the Company's tax basis in the properties. Future operating costs for 2008 include a 14.5% royalty expense.

Changes in the Standardized Measure

Changes in the standardized measure of the Company's proved crude oil and natural gas reserves for the years ended December 31, 2008 and 2007 were as follows:

	2008	2007
Future cash inflows	$(2,113,191)	$(3,162,031)
Less: Future operating costs	33,976	241,419
Future development costs	—	—
Future income taxes	—	—
Future net cash flows	(2,079,215)	(2,920,612)
10% annual discount	272,032	1,124,862

Standardized measure of discounted net cash flows	$(1,807,183)	$(1,795,750)

No income taxes have been provided above because none are expected to be due because the future net cash flows are expected to be less than the Company's basis in the properties.

	2008	2007
Balance - beginning of year	$2,869,755	$4,665,505
Sales, net of operating expenses	(2,299,080)	(1,957,817)
Extensions and discoveries	—	14,970,221
Accretion of discount	(83,160)	(355,192)
Net changes in prices and productions costs	639,013	1,153,290
Revisions of prior estimates	(63,956)	(15,606,252)
Balance - end of year	$1,062,572	$2,869,755

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report an evaluation was carried out under the supervision of and with the participation of the Company's management, including the interim Chief Executive Officer (“CEO”) and interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the CEO and CFO have concluded that the Company's disclosure controls and procedures are adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company's Board of Directors consists currently of two directors. Directors are elected for one-year terms and serve until their successors are elected and qualified. All of the executive officers of the Company are full-time employees of the Company. Executive officers of the Company are appointed for a one-year term and serve until their respective successors have been selected and qualified; provided, however, such officers are subject to removal at any time by the affirmative vote of a majority of the Board of Directors. The ages of the directors, executive officers and key employees are shown as of December 31, 2008.

Name	Position	Director/Officer Since	Age
Karim Jobanputra(1)	Interim Chief Executive Officer, Director and Interim Principal Executive Officer	November 2, 2005	45

Michael D. Noonan(2)	Interim Chief Financial Officer, Vice President, Corporate, Secretary and Director	August 25, 2005	50

Shafiq Ur Rahman	Manager of Finance and Administration	May 29, 2006	57

(1)	Mr. Jobanputra was appointed interim Chief Executive Officer on September 12, 2007.

(2)	Mr. Noonan was appointed as director on November 16, 2005. Mr. Noonan was appointed Secretary effective May 30, 2006. Mr. Noonan was appointed interim Chief Financial Officer on August 11, 2008.

The following is a description of the principal occupations and other employment during the past five years and their directorships in certain companies of the directors of the Company. This information is as reported by the respective directors.

Karim Jobanputra - Interim Chief Executive Officer and Director. Mr. Jobanputra, age 45, is an entrepreneur and owns companies that do business mostly in the Middle East and Europe. Mr. Jobanputra has experience in the areas of corporate finance and international business development, and also works as a self-employed consultant based in the United Kingdom. For the past 5 years he has provided consulting services to companies in the areas of corporate finance and business development in the Asian and Middle East markets, including Indonesia, Qatar, Saudi Arabia, India and China. Karim Jobanputra has been a director of O2Diesel Corp. since July 15, 2003. Mr. Jobanputra was nominated as a director by Sheikh Hamad Bin Jassim Bin Jabr al-Thani, the holder of 3,055,556 shares of Series A Preferred Stock purchased on September 20, 2005 which was converted to 12,222,224 shares of common stock on April 20, 2007.

Michael D. Noonan – Interim Chief Financial Officer, Vice President, Corporate and Director. Michael D. Noonan, age 50, has been the Company's Vice President, Corporate since August 25, 2005 and was appointed interim Chief Financial Officer on August 11, 2008. Mr. Noonan has more than 15 years of investor relations, corporate finance and corporate governance experience. Prior to joining the Company, Mr. Noonan worked for Forgent Networks from May 2002 to February 2006, where he most recently served as the Senior Director of Investor Relations. Prior to working at Forgent, Mr. Noonan was employed for two years from March 2000 to March 2002, by Pierpont Communications, an investor and public relations firm, where he was a Senior Vice President. Mr. Noonan has also served as director of investor relations and corporate communications at Integrated Electrical Services, an electrical services company, and manager of investor relations and public affairs for Sterling Chemicals, a manufacturer of commodity chemicals. He received a Master of Business Administration degree from Athabasca University in Alberta, Canada; a Bachelor of Business Administration degree in Business Administration and Economics from Simon Fraser University in British Columbia, Canada; and an Executive Juris Doctorate from Concord School of Law in Los Angeles, California.

Shafiq Ur Rahman - Manager of Finance and Administration. Shafiq Ur Rahman, age 57, is our Manager of Finance and Administration. Mr. Rahman has more than 30 years experience in the oil and gas industry. Prior to joining the Company he served as Chief Accountant and Director of Finance and Administration for several companies, including in the past, Huston Oil and Minerals, Tenneco Oil, Lundin Oil (formerly International Petroleum Inc.), Arabex Petroleum, and Coplex Resources. From 1993-2003 Mr. Rahman worked as Chief Accountant to Resource Petrochemical Consultants. From October 2003- December 2005, Mr. Rahman was

employed by Tanganyika Oil Company as Chief Accountant for its subsidiary Dublin International Petroleum (Syria). Mr. Rahman took an extended vacation prior to joining us on a part-time basis in February and full-time beginning in May of 2006. Mr. Rahman's global experience includes working in various countries in the Middle East, North and West Africa, and Asia. Mr. Rahman has a Bachelor in Commerce degree from Karachi University.

None of our executive officers or key employees is related by blood, marriage or adoption to any other director or executive officer.

To our knowledge, there is no arrangement or understanding between any of our officers and any other person pursuant to which the officer was selected to serve as an officer.

Each of our directors was nominated to be elected as directors at our Annual General Meeting of Shareholders on August 8, 2007. Our 2008 Annual General Meeting of Shareholders was originally scheduled to be held at the offices of Dorsey & Whitney LLP, Republic Plaza Building, 370 Seventeenth Street, Suite 4700, Denver, Colorado 80202, on September 17, 2008 at 10:30 a.m. (MST). We failed to attain quorum and the meeting was adjourned until November 26, 2008 at 10:30 a.m. (MST) at the same location. Upon failure to attain a quorum at the adjourned time, the Board of Directors determined to cancel the Annual General Meeting of Shareholders. The Board of Directors expects to have an Annual General Meeting of Shareholders in the fiscal year 2009. Pursuant to the Company’s Bylaws, the previously elected directors continue in their office until their successors are duly elected and qualified.

Corporate Governance

The Company's Board of Directors is responsible for the Company's Corporate Governance policies and has separately designated standing Compensation, Nominating, and Audit Committees. Due to the resignations of Nigel McCue and Peter Cockcroft, these committees currently have no members. The full Board is currently handling the responsibilities of the designated committees until such time as qualified independent directors can be nominated and appointed to the Board and assigned to the committees. The Company's Board determines independence based on the criteria for independence and un-relatedness prescribed by the Sarbanes-Oxley Act of 2002, section 10A (m) (3) and the American Stock Exchange.

Compensation Committee

Compensation of the Company's Chief Executive Officer and all other officers is recommended to the board for determination by the Compensation Committee. The Compensation Committee currently has no members. The Compensation Committee develops reviews and monitors director and executive compensation and policies. The Compensation Committee is also responsible for annually reviewing the adequacy of compensation for directors and others and the composition of compensation packages. The Company's Chief Executive Officer cannot be present during the Committee's deliberations or vote.

Nominating Committee

The Corporate Governance and Nominating Committee currently has no members. Nominees for the election to the Board of Directors are recommended by the Nominating Committee. The Company has adopted a formal written board resolution addressing the nomination process and such related matters as may be required under federal securities laws.

Audit Committee

The Company's Board of Directors has a separately designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Company's Audit Committee currently has no members.

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

Our Code of Ethics is available at our website at www.skypetroleum.com. We intend to disclose any waiver from a provision of our code of ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our code of ethics on our website. No waivers were granted from the requirements of our Code of Ethics during the year ended December 31, 2008, or during the subsequent period from January 1, 2009, through the date of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company's officers, directors, and persons who beneficially own more than 10% of the Company's common stock (“10% Stockholders”), to file reports of ownership and changes in ownership with the SEC. Such officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely upon information provided to us by individual officers, directors and 10% Stockholders, we believe that all of these filing requirements were satisfied by our officers, directors, and 10% Stockholders in fiscal 2008.

Right to Appoint Directors

On September 20, 2005, we entered into an agreement with Sheikh Hamad Bin Jassim Bin Jabr Al Thani, wherein the Sheikh purchased 3,055,556 shares of our Series A Preferred Stock, representing all the authorized shares of Series A Preferred Stock. The holders of the Series A Preferred Stock are entitled to appoint one director to our Board of Directors. The Sheikh exercised this right and appointed Karim Jobanputra as a director. The Sheikh currently holds 15,296,424 shares of our common stock consisting of 12,222,224 shares of common stock issued upon conversion of the Series A Preferred Stock and 3,074,200 shares of common stock purchased in the open market. The Sheikh converted all the Series A Preferred Stock on April 20, 2007.

 ITEM 11. EXECUTIVE COMPENSATION

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other executives for the fiscal year ended December 31, 2008 is as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Comp.		Total
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)		(j)
Michael D. Noonan Corporate Secretary, Vice President Corporate, and Director	2008	$159,600	(1)	—	—	—	—	—	118,444		$278,044
	2007	$159,600	(1)	—	—	—	—	—	158,278	(3)	$317,878

Karim Jobanputra Interim Chief Executive Officer and Director	2008	$39,600	(2)	—	—	—	—	—	87,985	(3)	$127,585
	2007	$39,600	(2)	—	—	—	—	—	—		$39,600

Shafiq Ur Rahman Manager of Finance and Administration	2008	$118,628		—	—	—	—	—	—		$118,628
	2007	$94,248		—	—	—	—	—	—		$94,248

(1)	Includes $120,000 paid in consulting fees for services as Corporate Secretary, $30,000 in director fees, and $9,600 in board of directors meeting allowance
(2)	Mr. Jobanputra does not receive compensation for his services as Interim Chief Executive Officer. Includes $30,000 in director fees and $9,600 in board of director meeting allowance.
(3)	Mr. Noonan and Mr. Jobanputra are reimbursed for expenses related to their services to the Company.

Executive Compensation Agreements and Summary of Executive Compensation

Report of the Board of Directors on Executive Compensation

During the year ended December 31, 2008, our Board of Directors was responsible for establishing compensation policy and administering the compensation programs of our executive officers.

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

Consulting Agreement with Michael Noonan – Interim Chief Financial Officer and Corporate Secretary

In connection with the appointment of Mr. Michael Noonan as our Vice President Corporate on August 25, 2005, we entered into an Independent Contractor Services Agreement and a Confidentiality Agreement for the services of Mr. Noonan as our Vice President Corporate renewed annually through July 31, 2009. Under these agreements, we anticipate that Mr. Noonan will serve as our Vice President Corporate until July 31, 2009 at a consulting fee of $10,000 per month. Under the terms of the Confidentiality Agreement, Mr. Noonan is prohibited from disclosing certain confidential information with respect to Sky Petroleum for a period of five years following the termination of the Independent Contractor Services Agreement. In connection with Mr. Noonan's appointment as Vice President Corporate, we granted Mr. Noonan stock options exercisable to acquire 600,000 shares of common stock exercisable at $1.29 per share of which 200,000 shares vest on April 30, 2006, 200,000 vest on April 30, 2007 and 200,000 shares vest on April 30, 2008.

On April 19, 2006, the Board of Directors appointed Michael Noonan to become Secretary to the Company following the resignation of Daniel Meyer from that office. During the transition period from April 19, 2006 to May 30, 2006, Mr. Noonan aided Mr. Meyer and the company in carrying out the rights and responsibilities of the office. Following the end of the transition period, Mr. Meyer's resignation was approved by the Board, effective May 30, 2006. On May 30, 2006, the Board approved the appointment of Mr. Noonan to the office of Secretary to the company and ratified and approved all previous actions taken by Mr. Noonan with respect to the rights and responsibilities of the office. Mr. Noonan continues to serve as Vice President, Corporate, a position he had held since August 25, 2005, and Director, to which he was appointed November 16, 2005. Mr. Noonan was appointed interim chief financial officer on August 11, 2008.

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

Equity Awards

The following table sets forth certain information concerning our outstanding options for our named executive officers at December 31, 2008. None of our named executive officers had any unvested restricted stock awards at December 31, 2008.

Outstanding Equity Awards at Year-End 2008

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable		Options (#)	($)	Date
Michael Noonan	600,000	0	(1)		1.29	9/28/2015
	200,000	0	(1)	—	1.88	11/16/2012

Karim Jobanputra	200,000	0	(2)	—	1.00	11/15/2012

Totals	1,000,000	0

(1)

Mr. Noonan was appointed as our Vice President, Corporate on August 25, 2005. On September 28, 2005, we granted Mr. Noonan options to purchase 600,000 shares of common stock at $1.29 per share, of which 200,000 shares vest on April 30, 2006, 200,000 vest on April 30, 2007 and 200,000 shares vest on April 30, 2008. As of December 31, 2008, all 600,000 options have vested. Mr. Noonan was appointed to our board of directors on November 16, 2005 and was granted 200,000 options at $1.88 per share, effective November 16, 2005, under our U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of December 31, 2008, all 200,000 options had vested.

(2)

Mr. Jobanputra was appointed to our board of directors on November 15, 2005 and was granted 200,000 options, effective November 15, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of December 31, 2008, all 200,000 options had vested.

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

Consulting Agreement with Energy Services Group Dubai

Mr. Ian Baron, a former director, is the founding partner of ESG, with which we entered into a Consulting and Business Development Agreement to retain the services of ESG to assist us in sourcing and in evaluating exploration and development opportunities. Pursuant to the Consulting Agreement ESG receives a retainer of $42,500 per month in return for which ESG must provide us with 25 man-days per month of consulting services ($1,700 per day). Additional days are charged at $1,700 per day and any days not used in a month are carried forward and credited to us for future use. The Consulting Agreement provides business development services to us on the basis that opportunities to participate in new ventures would first be presented to us and that Mr. Baron would act as our negotiator on new ventures that we wished to pursue. The Consulting Agreement was terminated effective January 31, 2008. A new consulting agreement was entered into effective February 1, 2008 where ESG is to receive a retainer of $5,000 per month in return for which ESG must provide us with 2 man-days per month of consulting services ($2,500 per day). Additional days are charged at the normal ESG Dubai fee structure. This agreement to remain in effect indefinitely until such time either party gives notice to end said agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of December 31, 2008 by:

•	each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock;

•	our named executive officers;

•	our directors; and

•	all of our executive officers and directors as a group.

Name of Stockholder	Address	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Directors and Named Executive Officers
Michael Noonan(1) Interim Chief Financial Officer, Vice President, Corporate, Director	401 Congress Avenue Suite 1540 Austin, Texas USA 78701	800,000		**

Karim Jobanputra(2) Interim Chief Executive Officer, Director	P.O. Box 82 Doha State of Qatar	200,000		**

All Officers & Directors as a Group		1,000,000		1.7%

5% Stockholders

Sheikh Hamad Bin Jassim Bin Jabr Al Thani (3)	PO Box 4044 Alwajbam Palace Doha, Qatar	15,296,424	(8)	26.02%

Metage Capital Limited (4)	8 Pollen Street London, W1S 1NG	4,000,000	(9)	6.80. %

** Less than 1%.

(1)

Mr. Noonan was appointed as our Vice President, Corporate on August 25, 2005. On September 28, 2005, we granted Mr. Noonan options to purchase 600,000 shares of common stock at $1.29 per share, of which 200,000 shares vest on April 30, 2006, 200,000 vest on April 30, 2007 and 200,000 shares vest on April 30, 2008. As of December 31, 2008, all 600,000 options have vested. Mr. Noonan was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of December 31, 2008, all 200,000 options had vested. Includes 10,000 shares of common stock.

(2)

Mr. Jobanputra was appointed to our board of directors on November 15, 2005 and was granted 200,000 options, effective November 15, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vesting each anniversary thereafter. As of December 31, 2008, all 200,000 options had vested.

(3)

Includes 3,074,200 shares of common stock held by Sheikh Hamad Bin Jassim Bin Jabr Al Thani and 12,222,224 shares of common stock issued on April 20, 2007 upon conversion of 3,055,556 shares of Series “A” Preferred Stock held by the shareholder.

(4)

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Since the beginning of the year ended December 31, 2008, except for the transactions described below, none of our directors, named executive officers or more-than-five-percent shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction, or in any proposed transactions which has materially affected or will materially affect us.

Consulting Agreement with Michael Noonan

In connection with the appointment of Mr. Michael Noonan as our Vice President Corporate on August 25, 2005, we entered into an Independent Contractor Services Agreement and a Confidentiality Agreement for the services of Mr. Noonan as our Vice President Corporate. Under these agreements, we anticipate that Mr. Noonan will serve as our Vice President Corporate until July 31, 2006 at a consulting fee of $10,000 per month. Under the terms of the Confidentiality Agreement, Mr. Noonan is prohibited from disclosing certain confidential information with respect to Sky Petroleum for a period of five years following the termination of the Independent Contractor Services Agreement. In connection with Mr. Noonan's appointment as Vice President Corporate, we granted Mr. Noonan stock options exercisable to acquire 600,000 shares of common stock exercisable at $1.29 per share of which 200,000 shares vest on April 30, 2006, 200,000 vests on April 30, 2007 and 200,000 shares vest on April 30, 2008. Effective April 1, 2006, we entered into an addendum to the Independent Contractor Services Agreement to extend the term of the Agreement though July 31, 2007. Effective August 1, 2007 we entered into an addendum to the Independent Contractor Services Agreement to extend the term of the Agreement though July 31, 2008. Effective August 1, 2008 we entered into an addendum to the Independent Contractor Services Agreement to extend the term of the Agreement though July 31, 2009.

Consulting Agreement with Energy Services Group Dubai

Mr. Ian Baron, a director, is the founding partner of ESG, with which we entered into a Consulting and Business Development Agreement to retain the services of ESG to assist us in sourcing and in evaluating exploration and development opportunities. Pursuant to the Consulting Agreement EGS receives a retainer of $42,500 per month in return for which ESG must provide us with 25 man-days per month of consulting services ($1,700 per day). Additional days are charged at $1,700 per day and any days not used in a month are carried forward and credited to us for future use. The Consulting Agreement provides business development services to us on the basis that opportunities to participate in new ventures would first be presented to us and that Mr. Baron would act as our negotiator on new ventures that we wished to pursue. The Consulting Agreement was terminated effective January 31, 2008. A new consulting agreement was entered into effective February 1, 2008 where ESG is to receive a retainer of $5,000 per month in return for which ESG must provide us with 2 man-days per month of consulting services ($2,500 per day). Additional days are charged at the normal ESG Dubai fee structure. The agreement will continue to remain in effect until terminated by either party.

Consulting Agreement with VCFO

On February 5, 2007, we entered into a letter agreement with virtualcfo, Inc. (d/b/a/ vcfo), engaging the services of vcfo to provide oversight and guidance to the finance and accounting team. Under the Agreement, Mike Churchill, a Senior CFO at vcfo and our Chief Financial Officer, was assigned to us to provide CFO level support, including assisting us with operational and public reporting requirements, oversight and guidance of finance and accounting matters, and such other assistance as needed by our finance and accounting team. The Agreement provides that we will pay a $5,000 retainer to vcfo and consulting fees will be paid on an hourly basis and billed weekly. Mike Churchill's services will be billed at $165 per hour. We have also agreed to pay certain expenses incurred by vcfo in providing the contracted services. On August 24, 2007, Mike Churchill resigned as Chief Financial Officer of the company. Hilda Kouvelis was appointed interim Chief Financial Officer on November 5, 2007 under the same terms of the letter agreement. Ms. Kouvelis resigned as Chief Financial Officer of the company on June 30, 2008.

The Company is currently contracting with vcfo for part-time accounting staff personnel with such competency to adequately supplement the CFO.

Director Independence

We have two (2) directors at December 31, 2008, neither of which is an independent director, as follows:

•	Karim Jobanputra

•	Michael D. Noonan

An “independent” director is a director whom the Board of Directors has determined satisfies the requirements for independence under the Sarbanes-Oxley Act of 2002, section 10A(m)(3) and under section 121A of the NYSE Alternext US LLC Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by the Company's independent registered public accounting firm for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for 2008 and 2007 and reviews of the consolidated financial statements included in the Company's Forms 10-K and 10-KSB for 2008 and 2007 were $ 64,140 and $77,011, respectively.

Audit-Related Fees

The aggregate fees billed by the Company's independent registered public accounting firm for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above for 2008 and 2007 were $0.

Tax Fees

The aggregate fees billed by the Company's independent registered public accounting firm for professional services for tax compliance, tax advice, and tax planning for 2008 and 2007 were $0.

All Other Fees

The aggregate fees billed by the Company's independent registered public accounting firm for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for 2008 and 2007 were $0.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1(1)	Articles of Incorporation

3.2(2)	Amendment to Articles of Incorporation

3.3(2)	Amendment to Articles of Incorporation

3.4(6)	Certificate of Designation of Rights and Preferences of Series A Preferred Stock

3.5(1)	Bylaws

10.1(1)	Lease Agreement

10.2(3)	Participation Agreement between Sastaro Limited and Buttes Gas and Oil Co. International Inc.

10.3(5)	Independent Contractor Services Agreement and a Confidentiality Agreement, effective April 1, 2005, for the services of Mr. Noonan as our Vice President Corporate

10.4(4)	Stock Option Plan - Non-U.S. residents

10.5(4)	2005 U.S. Stock Incentive Plan - U.S. residents

10.6(7)	Form of Subscription Agreement used by selling stockholders in July 26, 2005 and August 25, 2005 private placements

10.7(12)	Consulting Agreement between the Company and Energy Services Group Dubai dated February 1, 2008

10.8(9)	Option Agreement between the Company and Ian Baron

23.1	Consent of Whitley Penn LLP

23.2	Consent of Energy Services Group Dubai

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Previously filed with Form SB-2 on September 12, 2002

(2)	Previously filed with Form 10-KSB on March 31, 2005

(3)	Previously filed with Form 10-QSB on August 22, 2005

(4)	Previously filed with Form SB-2 (SEC File No. 333-127940) on August 30, 2005

(5)	Previously filed with Form SB-2/A Amendment No. 1 (SEC File No. 333-127940) on September 9, 2005

(6)	Previously filed as exhibit 3.1 to the Form 8-K filed on September 22, 2005

(7)	Previously filed with Form SB-2/A (SEC File No. 333-128285) on October 12, 2005

(8)	Previously filed with Form 10-QSB on November 15, 2005.

(9)	Previously filed with Form SB-2 on February 13, 2006.

(10)	Previously filed with Form S-1/A on June 12, 2006.

(11)	Previously filed with Form 10-QSB on August 15, 2006.

(12)	Previously filed with Form 8-K on March 4, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY PETROLEUM, INC.

March 31, 2009	By:	/s/ KARIM JOBANPUTRA Karim Jobanputra Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/	KARIM JOBANPUTRA	Chief Executive Officer and Director	March 31, 2009
	Karim Jobanputra	(Principal Executive Officer)

/s/	MICHAEL D. NOONAN	Interim Chief Financial Officer and Director	March 31, 2009
	Michael D. Noonan	(Principal Financial Officer and
Principal Accounting Officer)