Form 10-K/A
period 2008-12-31
SKY PETROLEUM, INC.
filed 2009-04-14
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The Company is filing this amendment number one to its annual report on Form 10-K, as originally filed on March 31, 2009, to correct an inadvertent error in the Company’s Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008 and 2007 included in the Company’s Consolidated Annual Financial Statements in Item 8 herein. The changes to the Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008 and 2007 consists of moving the $1,018 and $3,254 “Other” entries inadvertently recorded under the column “Preferred Stock – Amount” to the correct column of “Additional Paid-in Capital”. No other disclosure in this annual report has been modified, amended or updated as a result of this amendment number one.

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

/s/ WHITLEY PENN LLP

Dallas, Texas April 9, 2009

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

The accompanying notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.

Consolidated Statements of Changes in Stockholders' Equity

Years Ended December 31, 2008 and 2007

	Common Stock		Preferred Stock		Additional		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2006	46,571,485	$46,571	3,055,556	$3,056	$38,382,747	$(13,877,256)	$24,555,118
Preferred stock dividends	—	—	—	—	—	(192,500)	(192,500)
Stock based compensation	—	—	—	—	1,851,590	—	1,851,590
Preferred stock converted to common stock	12,222,224	12,223	(3,055,556)	(3,056)	(9,167)	—	—
Other	—	—	—	—	1,018	—	1,018
Net loss	—	—	—	—	—	(18,064,718)	(18,064,718)
Balance at December 31, 2007	58,793,709	58,794	—	—	40,226,188	(32,134,474)	8,150,508
Stock based compensation	—	—	—	—	113,675	—	113,675
Other	—	—	—	—	3,254	—	3,254
Net loss	—	—	—	—	—	(1,126,138)	(1,126,138)
Balance at December 31, 2008	58,793,709	$58,794	—	$—	$40,343,117	$(33,260,612)	$7,141,299

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

As of January 1, 2007, the Company adopted the Financial Accounting Standards Board ("FASB") Interpretation No. 48 (“FIN 48”)Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 Accounting for Income Taxes. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as other general and administrative expense. There was no interest or other general and administrative expense accrued or recognized related to income taxes for the years ended December 31, 2008 and 2007. The Company has not taken a tax position that, if challenged, would have a material effect of the financial statements or the effective tax rate for the twelve-months ended December 31, 2008 and 2007, or during the prior three years applicable under FIN 48. The Company has determined it is not reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R will become effective as of the beginning of the Company's year beginning January 1, 2009. The impact that adoption of SFAS No. 141R will have on the Company's consolidated financial statements will depend on the nature, terms and size of business combinations that occur after the effective date.

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

	2008	2007
Balance - beginning of year	$2,869,755	$4,665,505
Sales, net of operating expenses	(2,299,080)	(1,957,817)
Extensions and discoveries	—	14,970,221
Accretion of discount	(83,160)	(355,192)
Net changes in prices and productions costs	639,013	1,153,290
Revisions of prior estimates	(63,956)	(15,606,252)
Balance - end of year	$1,062,572	$2,869,755

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1(1)	Articles of Incorporation

3.2(2)	Amendment to Articles of Incorporation

3.3(2)	Amendment to Articles of Incorporation

3.4(6)	Certificate of Designation of Rights and Preferences of Series A Preferred Stock

3.5(1)	Bylaws

10.1(1)	Lease Agreement

10.2(3)	Participation Agreement between Sastaro Limited and Buttes Gas and Oil Co. International Inc.

10.3(5)	Independent Contractor Services Agreement and a Confidentiality Agreement, effective April 1, 2005, for the services of Mr. Noonan as our Vice President Corporate

10.4(4)	Stock Option Plan - Non-U.S. residents

10.5(4)	2005 U.S. Stock Incentive Plan - U.S. residents

10.6(7)	Form of Subscription Agreement used by selling stockholders in July 26, 2005 and August 25, 2005 private placements

10.7(12)	Consulting Agreement between the Company and Energy Services Group Dubai dated February 1, 2008

10.8(9)	Option Agreement between the Company and Ian Baron

23.1	Consent of Whitley Penn LLP

23.2(13)	Consent of Energy Services Group Dubai

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Previously filed with Form SB-2 on September 12, 2002

(2)	Previously filed with Form 10-KSB on March 31, 2005

(3)	Previously filed with Form 10-QSB on August 22, 2005

(4)	Previously filed with Form SB-2 (SEC File No. 333-127940) on August 30, 2005

(5)	Previously filed with Form SB-2/A Amendment No. 1 (SEC File No. 333-127940) on September 9, 2005

(6)	Previously filed as exhibit 3.1 to the Form 8-K filed on September 22, 2005

(7)	Previously filed with Form SB-2/A (SEC File No. 333-128285) on October 12, 2005

(8)	Previously filed with Form 10-QSB on November 15, 2005.

(9)	Previously filed with Form SB-2 on February 13, 2006.

(10)	Previously filed with Form S-1/A on June 12, 2006.

(11)	Previously filed with Form 10-QSB on August 15, 2006.

(12)	Previously filed with Form 8-K on March 4, 2008.

(13)	Previously filed with Form 10-K on March 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY PETROLEUM, INC.

April 13, 2009	By:	/s/ KARIM JOBANPUTRA Karim Jobanputra Chief Executive Officer