Form 10-Q
period 2009-03-31
SKY PETROLEUM, INC.
filed 2009-05-15
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

 Yes

 No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of large accelerated filer,” accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer            Accelerated filer               Non-accelerated filer          Smaller Reporting Company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes No

Number of Shares outstanding at May 11, 2009:	58,793,709

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NOTE: These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at March 31, 2009 (unaudited) and December 31, 2008, the unaudited Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008, and unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008.

Sky Petroleum, Inc.

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	Unaudited

Assets
Current assets:
Cash and cash equivalents	$5,170,849	$5,242,260
Inventory – oil in storage	23,976	21,796
Prepaid expenses and other current assets	7,500	-
Total current assets	5,202,325	5,264,056
Investment in oil and gas properties, net – full-cost method of accounting (Note 2)	835,272	1,062,572
Fixed assets, net	934	1,429
Deposits and other assets	4,209	4,209
Investment in non-affiliated entity (Note 5)	1,000,000	1,000,000
Total other assets	1,840,415	2,068,210
Total Assets	$7,042,740	$7,332,266

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$188,576	$190,967

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 150,000,000 shares authorized, 58,793,709 shares issued and outstanding	58,794	58,794
Additional paid-in capital	40,343,117	40,343,117
Accumulated deficit	(33,547,747)	(33,260,612)
Total Stockholders’ Equity	6,854,164	7,141,299
Total Liabilities and Stockholders’ Equity	$7,042,740	$7,332,266

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Oil revenues	$218,748	$-

Expenses:
Lease operating expenses	22,774	-
Depletion and depreciation (Note 2)	227,795	659,659
Consulting services	116,732	125,062
Stock-based compensation	-	270,969
Other general and administrative	139,160	360,302

Total expenses	506,461	1,415,992

Net operating loss	(287,713)	(1,415,992)

Interest income	578	38,183

Net loss	$(287,135)	$(1,377,809)

Net loss per share - basic and diluted	$0.00	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	58,793,709	58,793,709

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(287,135)	$(1,377,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	-	270,969
Depletion and depreciation	227,795	659,659
Changes in operating assets and liabilities:
Inventory	(2,180)	-
Prepaid expenses and other current assets	(7,500)	(31,632)
Accounts payable and accrued liabilities	(2,391)	(5,652)
Net cash used in operating activities	(71,411)	(484,465)

Net decrease in cash and cash equivalents	(71,411)	(484,465)
Cash and cash equivalents at the beginning of period	5,242,260	5,557,898
Cash and cash equivalents at the end of period	$5,170,849	$5,073,433

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

The Company is engaged in the exploration and development of oil and natural gas properties of others under arrangements in which we finance the costs in exchange for interests in the oil or natural gas revenue generated by the properties. Such arrangements are commonly referred to as farm-ins to us, or farm-outs by the property owners farming out to us.

In order to manage its international oil and gas operations, the Company established two corporations in Cyprus. Bekata Limited (“Bekata”), a wholly-owned subsidiary of Sky Petroleum, Inc. owns a 100% interest in Sastaro Limited, (“Sastaro”).

Sastaro entered into a Participation Agreement for the financing of a drilling program in the Mubarek field, an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf, with Buttes Gas and Oil Co. International Inc., (Buttes”) a wholly-owned subsidiary of Crescent Petroleum Company International Limited. Under the terms of the Participation Agreement, Sastaro has the right to participate in a share of the future production revenue due to its funding $25 million in drilling costs related to two wells in an off-shore oil and gas project in the United Arab Emirates. The Participation Agreement does not grant Sastaro any interest in the concession area. Sastaro’s rights are limited to receiving a share of future production revenue, if any.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary corporations, after elimination of all intercompany accounts, transactions and profits.

Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q Quarterly Report pursuant to certain rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K as amended for the year ended December 31, 2008.

In the opinion of management, the interim unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the financial position and results of operations for each interim period shown in conformity with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Certain prior period amounts have been reclassified to conform with current period presentation.

Unless otherwise indicated or unless the context otherwise requires, all references to “Sky”, “the Company”, “we”, “us”, and “our” are to Sky Petroleum, Inc. and its consolidated subsidiaries, Sastaro and Bekata.

Note 2- Investment in Oil and Gas Properties

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

As of March 31, 2009 and December 31, 2008, the Company's investment in oil and gas properties consisted of:

	March 31, 2009	December 31, 2008
Evaluated Properties:
Mubarek K2-ST4 Well	$13,173,901	$13,173,901

Mubarek H2 Well	13,457,501	13,457,501

Accumulated Depletion	(10,558,587)	(10,331,287)

Impairment	(15,237,543)	(15,237,543)

Total	$835,272	$1,062,572

As of March 31, 2009, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 well of $13,457,501 and the Mubarek K2-ST4 well of $13,173,901. Based on the December 31, 2008 reserve report prepared by Energy Services Group Dubai (“ESG”) proven developed reserves, net to the Company's interest were 30,301 barrels of oil. During the three months ended March 31, 2009 and March 31, 2008, depletion expense of $ 227,300 and $659,165, respectively, was recorded.   The depletion amortization rate per equivalent unit of production (bbls) was $35.07 and $57.02 for the three months ended March 31, 2009, and for the year ended December 31, 2008, respectively.

In addition, the reserve report estimated the net present value of recoverable reserves from the Mubarek H2 and K2-ST4 wells, discounted at 10%, to be $1,062,572 at December 31, 2008. Based on this information the Company recorded a full-cost ceiling impairment expense of $665,170 to properly reflect the carrying value of its oil and gas properties at December 31, 2008.

Note 3 - Stock Options

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

For the three months ended March 31, 2009 and 2008, the Company recorded $0 and $270,969, respectively, of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these unit option awards. No options were exercised during for the three months ended March 31, 2009 or 2008 therefore, the intrinsic value of options exercised during 2009 and 2008 is $0. For the three months ended March 31, 2009 and 2008, there was a total of $0 and $634,072, respectively, of unrecognized compensation costs related to the non-vested portion of these unit option awards. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying unit option.

Information regarding stock options outstanding as of March 31, 2009 is summarized below:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.50	66,667	0.08	$0.50	66,667	$0.50
$1.00	833,332	1.84	$1.00	833,332	$1.00
$1.29 - $1.88	800,000	5.78	$1.44	800,000	$1.44

The following is a summary of stock option activity for the three months ended March 31, 2009 and for the year ended December 31, 2008:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2007	3,699,999	$1.08
Options cancelled	(2,000,000)	.98
Options granted	—	—
Options exercised	—	—
Balance, December 31, 2008	1,699,999	$1.19
Options cancelled	—	$—
Options granted	—	—
Options exercised	—	—
Balance, March 31, 2009	1,699,999	$1.19	3.63

Exercisable, March 31, 2009	1,699,999	$1.19	3.63

Note 4 - Income Taxes

For the three months ended March 31, 2009 and 2008, the Company had a net loss of $287,135 and $1,377,809, respectively. No benefit or provision for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2009, the Company has accumulated operating losses totaling approximately $33.5 million. The net operating loss carry forwards will begin to expire in 2019 if not utilized. The Company has recorded net operating loss carry forwards in each year since its inception and through March 31, 2009. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets.

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

The Company and its wholly owned subsidiaries have not filed required foreign and U.S. tax returns due for the years ended December 31, 2005, 2006, 2007, and 2008. No material tax liability is anticipated; however the Company will not be in compliance until such reporting is made. Management has engaged qualified firms to identify and prepare delinquent tax returns for filing. The Company believes amounts due, if any, would not be material.

Note 5- Investment in Non-Affiliated Entity

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

Note 6 - Related Party Transactions

During 2008, the Company had a Consulting and Business Development Agreement with Energy Services Group Dubai (“ESG”), a related party whose owner was a director on the Company’s board during these periods. The director resigned effective May 31, 2008. At March 31, 2009 and 2008, $0 and $66,500, respectively, of related party consulting fees were included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets. The Company’s agreement with ESG was in effect through March 31, 2009.

Note 7 - Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). The objective of SFAS 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have any impact on the Company’s consolidated financial condition and results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP 142-3 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on the Company’s consolidated financial condition and results of operations.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Potential risks and uncertainties include, but are not limited to, the success of the current infill drilling programs, Sky Petroleum’s ability to access opportunities, the contemplated continued production at the Mubarek field, the competitive environment within the oil and gas industry, the extent and cost effectiveness with which Sky Petroleum is able to implement exploration and development programs in the oil and gas industry, obtaining drilling equipment on a timely fashion, commodity price risk, and the market acceptance and successful technical and economic implementation of Sky Petroleum’s intended plan. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from, time to time, in other reports we file with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K as filed on March 31, 2009, and as amended on April 14, 2009. These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between our actual results and those reflected in these statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Management’s Discussion and Analysis

You should read the following discussion and analysis of our consolidated financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report.

This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our consolidated financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its consolidated financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

Overview

Our primary business is to identify opportunities to either make direct property acquisitions or to fund exploration or development of oil and natural gas properties of others under arrangements in which we will finance the costs in exchange for interests in the oil or natural gas revenue generated by the properties. Such arrangements are commonly referred to as farm-ins to us, or farm-outs by the property owners farming out to us. We may also make investments or acquire other energy related projects or businesses.

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

As part of our business strategy, we, through our wholly-owned subsidiary, Sastaro, entered into a Participation Agreement for the financing of a drilling program in the Mubarek field, an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf, with Buttes Gas and Oil Co. International Inc., (“Buttes”) a wholly-owned subsidiary of Crescent Petroleum Company International Limited (“Crescent”). Under the terms of the Participation Agreement, Sastaro has the right to participate in a share of the future production revenue by contributing $25 million in drilling costs related to two wells in an off-shore oil and gas project in the United Arab Emirates. Pursuant to the Participation Agreement, we have the right of first refusal to participate in an exploration program to be conducted by an affiliate of Buttes in a concession located in the offshore waters around Sir Abu Nu'Ayr Island. The island of Sir Abu Nu'Ayr, which sits in the center of the concession area, is part of the Emirate of Sharjah but is located in the offshore territory of Abu Dhabi. The right of first refusal expired on May 17, 2008. The Participation Agreement does not grant Sastaro any interest in the concession area. Sastaro’s rights are limited to receiving a share of future production revenue, if any.

Mubarek H2 Well

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of approximately 148,216 gross barrels through March 31, 2009. During the first quarter of 2009, the Mubarek H2 well produced approximately 2,614 gross barrels and has averaged 29 barrels of oil per day. During the first quarter the H2 well was shut in from the last week of February through the end of the quarter in order to insert a replacement tubing plug. Crescent is providing updates as repairs progress; however, the well is still currently off-line. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Mubarek K2-ST4 Well

Since the Mubarek K2-ST4 well was completed in the second quarter of 2007, it has produced a total of approximately 94,555 gross barrels through March 31, 2009. On January 26, 2009 the K2-ST4 well was brought back on-line after gas lift line repairs; however the production rate continues to fluctuate, indicating the well is not fully stable. During the first quarter of 2009, the Mubarek K2-ST4 well produced approximately 18,850 gross barrels and has averaged 209 barrels of oil per day. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Other Projects

We have acquired a minority stake in the development of an oilfield in the Komi Republic of the Russian Federation by acquiring a 3.9% interest, subject to dilution, in Pechora Energy through its UK parent company, Concorde Oil & Gas Plc. (which we refer to as “Concorde”). This acquisition is essentially a carried interest as the Company will not be required to contribute additional funds as Concorde intends to fund the field development through debt and production revenues rather than further shareholder equity. Pechora Energy holds the production license for the Luzskoye field in the Komi Republic, where it is carrying out appraisal drilling on the field. Production has increased as a result of drilling these new wells and through the work-over existing wells. The reserves and final development plan are being determined. The Company also has the right to participate in any other acquisitions Concorde makes in the Timan Pechora Basin.

Plan of Operation

Our plan of operation and business strategy is to focus on producing or near-production oil and gas properties, and other energy related projects, in the Middle East, North Africa, South East Asia, and the Former Soviet Union (“FSU”), assuming adequate funding is available. We intend to seek niche opportunities through the contacts of our officers and directors in the region. We intend to limit our administrative and overhead expenses by seeking operating partners and participating in projects as non-operator. We intend to use contractors or consultants as much as and where possible.

Assuming we have adequate funding, our goal during the next twelve months ending March 31, 2010 is to assess and obtain additional joint venture opportunities in new regions.

The strategic overview of Sky Petroleum is as follows:

•

To identify opportunities to participate in oil and gas projects and other energy related projects in the Middle East, North Africa, South East Asia and the FSU through strategic participation agreements, farm-ins or joint ventures.

•

To focus initially on lower risk development or exploitation projects in areas with known oil or natural gas reserves / production and infrastructure, and/or energy related opportunities, such as coal, infrastructure projects and other projects related to the energy industry. Or to have sufficient capital to fund opportunities as they may arise.

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

As warranted, there can be no assurance that we will successfully implement our business strategy or meet our goals during the next twelve months, if ever,

Operations

Comparison of the three months ended March 31, 2009 with the three months ended March 31, 2008

For the three months ended March 31, 2009, we had a net loss of $287,135 as compared to a net loss of $1,377,809 for the three months ended March 31, 2008. We had one lift during the first quarter of 2009 with revenues of $218,748, compared to $0 for the first quarter of 2008. Additionally, there was a 64% decrease in operating expenses, from $1,415,992 for the first quarter of 2008 to $506,461during the first quarter of 2009.

Operating expenses were lower in the first quarter of 2009 as compared with the first quarter of 2008 largely as a result of a decrease in depletion, travel, insurance, legal and accounting and stock-based compensation. Stock-based compensation was $0 for the three months ended March 31, 2009 as compared to $270,969 for the three months ended March 31, 2008 as a result of options being fully vested. Depletion and depreciation decreased to $227,795 for the three months ended March 31, 2009 as compared to $659,659 for the three months ended March 31, 2008 as a result of updated reserve reports for the year ended December 31, 2008. Consulting expense for the first quarter of 2009 was $116,732, compared to $125,062 for the same period in 2008. Other general and administrative expenses for the first quarter of 2009 decreased $221,142 or approximately 61% as compared to the same quarter in 2008 primarily due to lower travel, insurance, legal and accounting, investor relations and directors fees expense. Included in other general and administrative expense is legal and accounting services of $62,965 as compared to $119,931 for the first quarter of 2008; investor relations expenses of $0 compared to $65,447, respectively; insurance of $13,500 compared to $22,301, respectively; directors fees of $15,000 compared to $42,000, respectively; and travel of $23,905 and $63,190, respectively. There was no related party compensation expense included in other general and administrative expenses in the first quarter of 2009 compared to $66,500 in 2008. These expenses decreased as a result of cost savings measures implemented by the Company.

Additionally, we had lower interest income during the three months ended March 31, 2009, of $578 as compared to the three months ended March 31, 2008 of $38,183. This income is primarily from short-term investments of the Company’s excess cash during the period which decreased between 2009 and 2008 as funds were used in the drilling activities as well as lower interest rates carried on invested cash.

Liquidity and Capital Resources

A component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing to fund future additional prospects. Our only source of internal operating cash flow, if any, will be derived from our participation interest in the Mubarek Field, if the project continues to be successful.

Since inception, we have financed our cash flow requirements through the issuance of equity. As we expand our activities, we may from time to time experience net negative cash flows from operations pending receipt of periodic receipt of sales proceeds. The Company may use excess cash investments, debt or equity financing to augment working capital.

As of March 31, 2009, we had current assets of $5,202,325 including cash and cash equivalents of $5,170,849 of which $5,017,293 was held in time deposits. We had current liabilities of $188,576. The Company had $5,013,749 of working capital at March 31, 2009 compared to $5,073,089 at December 31, 2008.

Net cash used during the three months ended March 31, 2009 was $71,411 as compared to net cash used of $484,465 for the comparable period in 2008. Total assets as of March 31, 2009 were $7,042,740 compared to total assets of $7,332,266 as of December 31, 2008. Stockholders’ Equity as of March 31, 2009 was $6,854,164 compared to Stockholders’ Equity of $7,141,299 as of December 31, 2008. The decrease in assets was primarily due to depletion for the Mubarek wells, and use of cash in operations.

The Company follows the full-cost method of accounting for its oil and gas operations whereby exploration and development expenditures are capitalized. Such costs may include geological and geophysical, drilling, equipment and technical consulting directly related to exploration and development activities. Costs related to unproved properties and major development projects may be excluded from costs subject to depletion until proved reserves have been determined or their value is impaired.

As of March 31, 2009, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 and Mubarek K2-ST4 wells of $13,457,501 and $13,173,901, respectively. Based upon the December 31, 2008 reserve report prepared by ESG, proved developed reserves net to the Company's interests were 30,301 barrels of oil. ESG was considered an affiliate of the Company at one time because a director of the Company, who has since resigned, had an ownership interest in ESG. During the three months ended March 31, 2009, 6,482 barrels of oil net to the Company’s interest were produced from the Mubarek H2 and K2-ST4 wells, resulting in depletion expense of $227,300 being recorded.

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of approximately 148,216 gross barrels through March 31, 2009. During the first quarter of 2009, the Mubarek H2 well produced approximately 2,614 gross barrels and has averaged 29 barrels of oil per day. During the first quarter the H2 well was shut in from the last week of February through the end of the quarter in order to insert a replacement tubing plug. Crescent is providing updates as repairs progress; however the well is still off-line at this time. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Since the Mubarek K2-ST4 well was completed in the second quarter of 2007, it has produced a total of approximately 94,555 gross barrels through March 31, 2009. On January 26, 2009 the K2-ST4 well was brought back on-line after gas lift line repairs, however the production rate continues to fluctuate, indicating the well is not fully stable. During the first quarter of 2009, the Mubarek K2-ST4 well produced approximately 18,850 gross barrels and has averaged 209 barrels of oil per day. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

We believe that we have sufficient working capital to meet our currently anticipated expenditure levels for the next 12 months. Total stockholder equity was $6,854,164 at March 31, 2009. In addition, net cash used from operations decreased by approximately $413,054 from the prior comparable period.

Recently, the poor conditions in the U.S. housing market and the credit quality of mortgage-backed securities have continued and worsened in 2009, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. These disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations. Our access to additional capital may not be available on terms acceptable to us or at all.

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

Currently, we have cash assets of $5,017,293 invested in 7-day term deposits with HSBC, a bank in the United Arab Emirates. We do not expect these deposits to be affected by the current financial conditions and we do not anticipate that the bank in which they are deposited will fail. In the event that such a failure occurs, the deposits are guaranteed by the United Arab Emirates government for up to 10% of the deposit amount. Management continues to monitor the state of the financial markets and will make adjustments to the investment of cash assets based on the current and anticipated capital requirements of the Company, the stability of the markets, the rate of return on time deposits, money market accounts and bonds, and the levels of protection provided by such investments.

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

During the quarter ended March 31, 2009, we had no material transactions affecting our liquidity and capital resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

The price of oil has varied between $40 per barrel and $147 per barrel over the past 24 months which has had a significant impact on our oil revenues.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 30, 2009 and 2008. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values for investments. Fair values were assumed to approximate carrying values for accounts payable and accrued liabilities because they are short term in nature and their carrying amounts approximate fair values as they are payable on demand.

Investment in oil and gas properties

The Company follows the full-cost method of accounting for oil and gas operations whereby exploration and development expenditures are capitalized. Such costs may include geological and geophysical, drilling, equipment and technical consulting directly related to exploration and development activities. The aggregate of net capitalized costs and estimated future development costs is amortized using the units-of-production method based on estimated proved oil and gas reserves.

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

Under the full-cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and natural gas properties. In calculating future net cash flows, current prices and costs are generally held constant indefinitely as adjusted for qualifying cash flow hedges. The net book value of oil and natural gas properties, less related deferred income taxes is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, all or a portion of the excess above the ceiling may not be written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that all or a portion of such excess above the ceiling would not have existed if the increased prices were used in the calculations. As of March 31, 2009 and December 31, 2008, the Company had an accumulated impairment of $15,237,543 as a result of the full-cost ceiling test.

Revenue is recognized in the period in which title to the petroleum or natural gas transfers to the purchaser and depletion is taken in the period based on production volumes.

Income taxes

We follow SFAS No. 109, Accounting for Income Taxes, for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.

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

The Company and its wholly-owned subsidiaries have not filed required foreign and U.S. tax returns due for the years ended December 31, 2005, 2006, 2007 and 2008. No material tax liability is anticipated however the Company will not be in compliance until such reporting is made. In 2008 management engaged qualified firms to prepare the tax returns for filing. The Company believes amounts due, if any, would not be material.

Stock-Based Compensation

The Company adopted SFAS No.123(R) effective January 1, 2006, and is applying the retrospective method, whereby compensation cost associated with the unvested portion of awards granted after December 2004 are recognized over the remaining vesting period. Under this method, prior periods are revised for comparative purposes.

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T - Disclosure Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the CEO and CFO have concluded that the Company's disclosure controls and procedures are adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the first quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

Except for the risk factor as provided below, there have been no material changes from the risk factors as previously disclosed in our Form 10-K, which was filed with the SEC on March 31, 2009 and our Form 10-K/A, which was filed with the SEC on April 14, 2009.

Recent market events and conditions, including disruptions in the U.S. and international credit markets and other financial systems and the deterioration of the U.S. and global economic conditions, could, among other things, impede access to capital or increase the cost of capital, which would have an adverse effect on our ability to fund our working capital and other capital requirements.

In 2007 and into 2009, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage-backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

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

Date: May 15, 2009

By:  /s/ Michael D. Noonan

Michael D. Noonan

Interim Chief Financial Officer

(Principal Financial and Accounting Officer)

Date: May 15, 2009