Form 10-Q
period 2009-06-30
SKY PETROLEUM, INC.
filed 2009-08-14
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer   ☐     Accelerated filer    ☐     Non-accelerated filer    ☐     Smaller Reporting Company    ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

Number of Shares outstanding at August 11, 2009:	58,793,709

1

INDEX

		Page No.(s)
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	1

	Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (unaudited)	2

	Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited)	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures
		15
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

SIGNATURES		17

i

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NOTE: These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at June 30, 2009 (unaudited) and December 31, 2008, the unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008, and unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008.

Sky Petroleum, Inc.

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	Unaudited

Assets
Current assets:
Cash and cash equivalents	$4,855,072	$5,242,260
Accounts receivable, net	278,315	-
Inventory - oil in storage	24,506	21,796
Total current assets	5,157,893	5,264,056
Investment in oil and gas properties, net - full-cost method of accounting (Note 2)	601,460	1,062,572
Fixed assets, net	3,096	1,429
Deposits and other assets	4,209	4,209
Investment in non-affiliated entity (Note 5)	1,000,000	1,000,000
Total other assets	1,608,765	2,068,210
Total Assets	$6,766,658	$7,332,266

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$87,392	$190,967

Commitments and contingencies

Stockholders’ Equity
Common stock, $0.001 par value, 150,000,000 shares authorized, 58,793,709 shares issued and outstanding	58,794	58,794
Additional paid-in capital	40,343,117	40,343,117
Accumulated deficit	(33,722,645)	(33,260,612)
Total Stockholders’ Equity	6,679,266	7,141,299
Total Liabilities and Stockholders’ Equity	$6,766,658	$7,332,266

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Oil revenues	$307,576	$2,248,523	$526,324	$2,248,523

Expenses:
Lease operating expenses	29,261	59,716	52,035	59,716
Depletion and depreciation (Note 2)	234,123	510,977	461,918	1,170,636
Consulting services	125,062	32,938	241,794	158,000
Stock-based compensation	-	(236,973)	-	33,997
Other general and administrative	94,257	425,365	233,418	785,666

Total expenses	482,703	792,023	989,165	2,208,015

Net operating income (loss)	(175,127)	1,456,500	(462,841)	40,508

Interest income	230	28,343	808	66,526

Net income (loss)	$(174,897)	$1,484,843	$(462,033)	$107,034

Net income (loss) per share - basic and diluted	$0.00	$0.03	$(0.01)	$0.00

Weighted average number of common shares outstanding - basic and diluted	58,793,709	58,793,709	58,793,709	58,793,709

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

Cash flows from operating activities:
Net income (loss)	$(462,033)	$107,034
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	-	33,997
Depletion and depreciation	461,918	1,170,636
Changes in operating assets and liabilities:
Accounts receivable	(278,315)	(1,198,113)
Inventory	(2,710)	(3,926)
Prepaid expenses and other current assets	-	(18,809)
Accounts payable and accrued liabilities	(103,575)	(1,186,187)
Net cash used in operating activities	(384,715)	(1,095,368)

Cash flows from investing activities:
Purchases of fixed assets	(2,473)	-
Net cash used in investing activities	(2,473)	-

Cash flows from financing activities:
Other	-	(247)
Net cash used in financing activities	-	(247)

Net decrease in cash and cash equivalents	(387,188)	(1,095,615)
Cash and cash equivalents at the beginning of period	5,242,260	5,557,898
Cash and cash equivalents at the end of period	$4,855,072	$4,462,283

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

In the opinion of management, the interim unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the financial position and results of operations for each interim period shown in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments are held for trading purposes.

Certain prior period amounts have been reclassified to conform to current period presentation.

Unless otherwise indicated or unless the context otherwise requires, all references to “Sky”, the “Company”, “we”, “us”, and “our” are to Sky Petroleum, Inc. and its consolidated subsidiaries, Sastaro and Bekata.

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

As of June 30, 2008, Buttes incurred drilling costs totaling approximately $53,219,000, exceeding the original cost estimates and funding by the Company of $25,000,000, and thus reducing the Company’s preferred share of combined production revenue from 75% to 35.23% until such time as the Company has recouped its total investment, and thereafter an incremental decrease of production revenue to 18.84% until the Company has recouped two times its initial investment, and thereafter at 4.33%.

The Company's operating costs are capped at $3.00 per barrel and royalty fees are 14.5% of gross production revenues under the Participation Agreement.

As of June 30, 2009 and December 31, 2008, the Company's investment in oil and gas properties consisted of:

	June 30, 2009	December 31, 2008
Evaluated Properties:
Mubarek K2-ST4 Well	$13,173,901	$13,173,901

Mubarek H2 Well	13,457,501	13,457,501

Accumulated Depletion	(10,792,399)	(10,331,287)

Impairment	(15,237,543)	(15,237,543)

Total	$601,460	$1,062,572

As of June 30, 2009, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 well of $13,457,501 and the Mubarek K2-ST4 well of $13,173,901. Based on the December 31, 2008 reserve report prepared by Energy Services Group Dubai (“ESG”) proven developed reserves, net to the Company's interest were 30,301 barrels of oil. During the six months ended June 30, 2009 and June 30, 2008, depletion expense of $461,112 and $1,170,636, respectively, was recorded. The depletion amortization rate per equivalent unit of production (bbls) was $35.07 and $57.02 for the six months ended June 30, 2009, and for the year ended December 31, 2008, respectively.

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

For the six months ended June 30, 2009 and 2008, the Company recorded $0 and $33,997, respectively, of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these stock option awards. No options were exercised during for the six months ended June 30, 2009 or 2008 therefore, the intrinsic value of options exercised during 2009 and 2008 is $0. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying stock option.

Information regarding stock options outstanding as of June 30, 2009 is summarized below:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$1.00	533,332	2.55	$1.00	533,332	$1.00
$1.29 - $1.88	800,000	5.53	$1.44	800,000	$1.44

The following is a summary of stock option activity for the six months ended June 30, 2009 and for the year ended December 31, 2008:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2007	3,699,999	$1.08
Options cancelled	(2,000,000)	.98
Options granted	-	-
Options exercised	-	-
Balance, December 31, 2008	1,699,999	1.19
Options cancelled	(366,667)	.91
Options granted	-	-
Options exercised	-	-
Balance, June 30, 2009	1,333,332	$1.26	4.34

Exercisable, June 30, 2009	1,333,332	$1.26	4.34

Note 4 - Income Taxes

For the six months ended June 30, 2009 and 2008, the Company had a net loss of $462,033 and net income of $107,034, respectively. No benefit or provision for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2009, the Company has accumulated operating losses totaling approximately $33.7 million. The net operating loss carry forwards will begin to expire in 2019 if not utilized. The Company has recorded net operating loss carry forwards in each year since its inception and through June 30, 2009. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets.

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

Note 6 - Related Party Transactions

During 2008, the Company had a Consulting and Business Development Agreement with a related party whose owner was a director on the Company’s board during these periods. The director resigned effective May 31, 2008. At June 30, 2009 and 2008, $0 and $17,370, respectively, of related party consulting fees were included in consulting services totaling $241,794 and $158,000, respectively, in the accompanying Consolidated Statement of Operations. The Company’s agreement with ESG was in effect through June 30, 2009.

The interim CEO also purchased 11,258,000 shares of the Company from another shareholder in May 2009. The interim CEO received a total of $97,500 in consulting fees for the six months ended June 30, 2009.

Note 7 - Recent Accounting Pronouncements:

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of SFAS 165 as of June 30, 2009.  The adoption of these provisions did not have a significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This will have an impact on the Company’s consolidated financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

Effective January 1, 2008, the Company adopted SFAS No. 157,Fair Value Measurements (“SFAS 157”). Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.
•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s investment in non-affiliated entity is classified as Level 3 in the fair value hierarchy. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2008, the Company adopted SFAS No. 159,The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under SFAS 159 on any assets or liabilities not previously carried at fair value.

In March 2008, the FASB issued SFAS No. 161,Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133 (“SFAS 161”). The objective of SFAS 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have any impact on the Company’s consolidated financial condition and results of operations.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142,Goodwill and Other Intangible Assets. FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP 142-3 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on the Company’s consolidated financial condition and results of operations.

Note 8 – Subsequent Events:

On July 31, 2009, the Board of Directors appointed Mr. Robert P. Curt to be a Director to the Company. The director was issued options for 150,000 shares of common stock, exercisable at $.50 per share.

Management performed an evaluation of the Company’s activity through August 13, 2009, and has concluded that there are no other significant subsequent events requiring disclosure through the date these financial statements were issued.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-Q and the exhibits attached hereto contain certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	risks related to our limited operating history;
•	risks related to the historical losses and expected losses in the future;
•	risks related to instability in production and the temporary shut down of Mubarek H2;
•	risks related to our dependence on our executive officers;
•	risks related to fluctuations in oil and natural gas prices;
•	risks related to drilling for and producing oil and natural gas;
•	risks related to liability claims from oil and gas operations;
•	risks related to accessing the oil and natural gas markets;
•	risks related to legal compliance costs;
•	risks related to the unavailability of drilling equipment and supplies;
•	risks related to competition in the oil and natural gas industry; and
•	risks related to our securities.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of the Business” and “Management’s Discussion and Analysis” of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009 and amended on April 14, 2009. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Our management has included projections and estimates in this Report, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Mubarek H2 Well

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of approximately 148,216 gross barrels through June 30, 2009. During the second quarter of 2009, the Mubarek H2 well was shut in for the entire quarter in order to insert a replacement tubing plug. Crescent informed the Company that the initial operation to replace the tubing plug failed and it expects that a second operation will take place during the third quarter. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Mubarek K2-ST4 Well

Since the Mubarek K2-ST4 well was completed in the second quarter of 2007, it has produced a total of approximately 116,634 gross barrels through June 30, 2009. On January 26, 2009, the K2-ST4 well was brought back on-line after gas lift line repairs; however the production rate continues to fluctuate, indicating the well is not fully stable. During the second quarter of 2009, the Mubarek K2-ST4 well produced approximately 22,079 gross barrels and has averaged 243 barrels of oil per day. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

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

We continue to explore other business opportunities in the energy sector although we have no current plans to pursue any particular opportunity.

Plan of Operation

Our plan of operation and business strategy is to focus on producing or near-production oil and gas properties, and other energy related projects, in the Middle East, North Africa, South East Asia, and the Former Soviet Union (“FSU”), assuming adequate funding is available. We intend to seek niche opportunities through the contacts of our officers and directors in the region. We intend to limit our administrative and overhead expenses by seeking operating partners and participating in projects as non-operator. We intend to use contractors or consultants as much as and where possible. Assuming we have adequate funding, our goal during the next twelve months ending June 30, 2010 is to assess and obtain additional joint venture opportunities in new regions, although we have no agreements to do so at this time.

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

Operations

Comparison of the three months ended June 30, 2009 with the three months ended June 30, 2008

For the three months ended June 30, 2009, we had a net loss of $174,897 as compared to a net income of $1,484,843 for the three months ended June 30, 2008. We had one lift during the second quarter of 2009 with revenues of $307,576, compared to $2,248,523 for one lift during the second quarter of 2008 The decrease in revenues is due primarily to the price of oil decreasing from approximately $132 per barrel in June 2008 to approximately $48 per barrel in June 2009.

Operating expenses decreased by 39% during the quarter compared to the same quarter in 2008, from $792,023 for the second quarter of 2008 to $482,703 during the second quarter of 2009. Operating expenses were lower in the second quarter of 2009 as compared with the second quarter of 2008 largely as a result of a decrease in depletion, legal and accounting, investor relations, travel, audit fees, and director’s fees expense. Stock-based compensation was $0 for the three months ended June 30, 2009 as the options were fully vested, as compared to $(236,973) for the three months ended June 30, 2008. Stock-based compensation decreased to a negative $236,973 for the three months ended June 30, 2008 as a result of options being forfeited due to resignations from the board of directors. Depletion and depreciation decreased to $234,123 for the three months ended June 30, 2009 as compared to $510,977 for the three months ended June 30, 2008 as a result of updated reserve reports for the year ended December 31, 2008. Consulting expense for the second quarter of 2009 was $125,062, compared to $32,938 for the same period in 2008, due primarily to consulting fees paid to the interim CEO for the second quarter of 2009. Other general and administrative expenses for the second quarter of 2009 decreased $331,108 or approximately 78% as compared to the same quarter in 2008 primarily due to legal and accounting, investor relations, travel, audit fees and directors fees expense. Included in other general and administrative expense is legal and accounting services of $16,917 as compared to $138,228 for the first quarter of 2008; investor relations expenses of $14,160 compared to $86,293, respectively; travel of $10,490 compared to $33,589, respectively; audit fees of $0 compared to $33,546 for the first quarter of 2008; and directors fees of $15,000 compared to $68,550, respectively. There was no related party compensation expense included in other general and administrative expenses in the second quarter of 2009 or 2008. Total expenses decreased as a result of cost savings measures implemented by the Company.

Additionally, we had lower interest income during the three months ended June 30, 2009, of $230 as compared to the three months ended June 30, 2008 of $28,343. This income is primarily from short-term investments of the Company’s excess cash during the period which decreased between 2009 and 2008 as funds were used in the drilling activities as well as lower interest rates carried on invested cash.

Comparison of the six months ending June 30, 2009 with the six months ending June 30, 2008

For the six months ended June 30, 2009, we had a net loss of $462,033 as compared to a net income of $107,034 for the six months ended June 30, 2008. We had two lifts during the first two quarters of 2009 with revenues of $526,324, compared to $2,248,523 for one lift for the six months ended June 30, 2008. The decrease in revenues is due primarily to the price of oil decreasing from approximately $132 per barrel in June 2008 to approximately $48 per barrel in June 2009.

Operating expenses decreased 55%, from $2,208,015 for the second quarter of 2008 to $989,165 during the second quarter of 2009.

Operating expenses were lower for the six months ended June 30, 2009 as compared with the same period 2008 largely as a result of a decrease in legal and accounting, investor relations, travel, audit fees, director’s fees expense and stock-based compensation. Stock-based compensation was $0 for the six months ended June 30, 2009 as compared to $33,997 for the six months ended June 30, 2008 as a result of options being fully vested. Depletion and depreciation decreased to $461,918 for the six months ended June 30, 2009 as compared to $1,170,636 for the six months ended June 30, 2008 as a result of updated reserve reports for the year ended December 31, 2008. Consulting expense for the six months ended June 30, 2009 was $241,794, compared to $158,000 for the same period in 2008 due primarily to consulting fees paid to the interim CEO for the period ended June 30, 2009. Other general and administrative expenses for the six months ended June 30, 2009 decreased $552,248 or approximately 70% as compared to the same six months in 2008 primarily due to legal and accounting, investor relations, travel, audit fees and directors fees expense. Included in other general and administrative expense is legal and accounting services of $79,882 as compared to $258,159 for the six months ended June 30, 2008; investor relations expenses of $14,160 compared to $151,740, respectively; travel of $34,395 compared to $96,779, respectively; audit fees of $6,500 compared to $63,571,respectively; and directors fees of $30,000 compared to $121,800, respectively. There was no related party compensation expense included in other general and administrative expenses for the six months ended June 30, 2009 or 2008, respectively. Total expenses decreased as a result of cost savings measures implemented by the Company.

Additionally, we had lower interest income during the six months ended June 30, 2009, of $808 as compared to the six months ended June 30, 2008 of $66,525. This income is primarily from short-term investments of the Company’s excess cash during the period which decreased between 2009 and 2008 as funds were used in the drilling activities as well as lower interest rates carried on invested cash.

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

As of June 30, 2009, we had current assets of $5,157,893 including cash and cash equivalents of $4,855,072 of which $4,260,501 was held in time deposits. We had current liabilities of $87,392. The Company had $5,070,501 of working capital at June 30, 2009 compared to $5,073,089 at December 31, 2008.

Net cash used by operating activities during the six months ended June 30, 2009 was $384,715 as compared to net cash used of $1,095,368 for the comparable period in 2008. Total assets as of June 30, 2009 were $6,766,658 compared to total assets of $7,332,266 as of December 31, 2008. Stockholders’ Equity as of June 30, 2009 was $6,679,266 compared to Stockholders’ Equity of $7,141,299 as of December 31, 2008. The decrease in assets was primarily due to depletion for the Mubarek wells, and use of cash in operations.

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

As of June 30, 2009, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 and Mubarek K2-ST4 wells of $13,457,501 and $13,173,901, respectively. Based upon the December 31, 2008 reserve report prepared by ESG, proved developed reserves net to the Company's interests were 30,301 barrels of oil. ESG was considered an affiliate of the Company at one time because a director of the Company, who has since resigned, had an ownership interest in ESG. During the six months ended June 30, 2009, 13,149 barrels of oil net to the Company’s interest were produced from the Mubarek H2 and K2-ST4 wells, resulting in depletion expense of $461,112 being recorded.

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of approximately 148,216 gross barrels through June 30, 2009. During the second quarter of 2009, the Mubarek H2 well was shut in for the entire quarter in order to insert a replacement tubing plug. Crescent informed the company that the initial operation to replace the tubing plug failed and it expects that a second operation will take place during the third quarter. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Since the Mubarek K2-ST4 well was completed in the second quarter of 2007, it has produced a total of approximately 116,634 gross barrels through June 30, 2009. On January 26, 2009 the K2-ST4 well was brought back on-line after gas lift line repairs; however the production rate continues to fluctuate, indicating the well is not fully stable. During the second quarter of 2009, the Mubarek K2-ST4 well produced approximately 22,079 gross barrels and has averaged 243 barrels of oil per day. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

We believe that we have sufficient working capital to meet our currently anticipated expenditure levels for the next 12 months. Total Stockholder’s Equity was $6,679,266 at June 30, 2009.

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

Currently, we have cash assets of $4,260,501 invested in 7-day term deposits with HSBC, a bank in the United Arab Emirates. We do not expect these deposits to be affected by the current financial conditions and we do not anticipate that the bank in which they are deposited will fail. In the event that such a failure occurs, the deposits are guaranteed by the United Arab Emirates government for up to 10% of the deposit amount. Management continues to monitor the state of the financial markets and will make adjustments to the investment of cash assets based on the current and anticipated capital requirements of the Company, the stability of the markets, the rate of return on time deposits, money market accounts and bonds, and the levels of protection provided by such investments.

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

During the quarter ended June 30, 2009, we had no material transactions affecting our liquidity and capital resources.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2009 and 2008. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values for investments. Fair values were assumed to approximate carrying values for accounts receivable, accounts payable and accrued liabilities because they are short term in nature and their carrying amounts approximate fair values as they are payable on demand.

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

Under the full-cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated ceiling”. The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and natural gas properties. In calculating future net cash flows, current prices and costs are generally held constant indefinitely as adjusted for qualifying cash flow hedges. The net book value of oil and natural gas properties, less related deferred income taxes is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, all or a portion of the excess above the ceiling may not be written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that all or a portion of such excess above the ceiling would not have existed if the increased prices were used in the calculations. As of June 30, 2009 and December 31, 2008, the Company had an accumulated impairment of $15,237,543 as a result of the full-cost ceiling test.

Revenue is recognized in the period in which title to the petroleum or natural gas transfers to the purchaser and depletion is taken in the period based on production volumes.

Income taxes

We follow SFAS No. 109,Accounting for Income Taxes, for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T - Disclosure Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by the Annual Report an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Interim Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation the Interim CEO and Interim CFO have concluded that the Company's disclosure controls and procedures are adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Interim CEO and Interim CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the second quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2007, 2008 and into 2009, the U.S. credit markets began to experience serious disruption due to a deterioration in residential property values, defaults and delinquencies in the residential mortgage market (particularly, subprime and non-prime mortgages) and a decline in the credit quality of mortgage-backed securities. These problems led to a slow-down in residential housing market transactions, declining housing prices, delinquencies in non-mortgage consumer credit and a general decline in consumer confidence. These conditions continued and worsened in 2008, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions caused the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

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

Item 6 - Exhibits

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

Date: August 14, 2009

By: /s/ Michael D. Noonan

Michael D. Noonan

Interim Chief Financial Officer

(Principal Financial and Accounting Officer)

Date: August 14, 2009