Form 10-Q
period 2009-09-30
SKY PETROLEUM, INC.
filed 2009-11-13
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes ☒ No

Number of Shares outstanding at November 5, 2009:	58,793,709

i

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NOTE: These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008, the unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008, and unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008.

Sky Petroleum, Inc.

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	Unaudited

Assets
Current assets:
Cash and cash equivalents	$4,899,056	$5,242,260
Accounts receivable, net	505,264	-
Inventory - oil in storage	12,587	21,796
Total current assets	5,416,907	5,264,056
Investment in oil and gas properties, net - full-cost method of accounting (Note 2)	416,414	1,062,572
Fixed assets, net	2,784	1,429
Deposits and other assets	12,068	4,209
Investment in non-affiliated entity (Note 5)	1,000,000	1,000,000
Total other assets	1,431,266	2,068,210
Total Assets	$6,848,173	$7,332,266

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$140,323	$190,967

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.001 par value, 150,000,000 shares authorized, 58,793,709 shares issued and outstanding	58,794	58,794
Additional paid-in capital	40,348,745	40,343,117
Accumulated deficit	(33,699,689)	(33,260,612)
Total Stockholders’ Equity	6,707,850	7,141,299
Total Liabilities and Stockholders’ Equity	$6,848,173	$7,332,266

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009		2008	2009		2008

Oil revenues	$540,270		$-		$1,066,593		$2,248,523

Expenses:
Lease operating expenses	35,005		-		87,039		59,716
Depletion and depreciation (Note 2)	185,358		168,367		647,276		1,339,003
Consulting services	130,862		55,317		372,656		213,317
Investor relations	7,955		80,529		22,115		232,269
Professional fees	77,905		144,808		164,287		466,538
Directors fees	15,000		-		45,000		121,800
Stock-based compensation	5,629		53,119		5,629		87,115
Other general and administrative	59,706		57,342		162,583		247,740

Total expenses	517,420		559,482		1,506,585		2,767,498

Net operating income (loss)	22,850		(559,482)		(439,992)		(518,975)

Interest income	106		23,117		915		89,643

Net income (loss)	$22,956		$(536,365)		$(439,077)		$(429,332)

Net income (loss) per share - basic	$0.00		$(0.01)		$(0.01)		$(0.01)
Net income (loss) per share - diluted	$0.00	$	NA	$	NA	$	NA

Weighted average number of common shares outstanding - basic	58,793,709		58,793,709		58,793,709		58,793,709
Weighted average number of common shares outstanding - diluted	58,793,709		58,793,709		58,793,709		58,793,709

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(439,077)	$(429,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,629	87,115
Depletion and depreciation	647,276	1,339,003
Changes in operating assets and liabilities:
Accounts receivable, net	(505,264)	-
Inventory	9,210	(5,801)
Deposits and other assets	(7,860)	(5,984)
Accounts payable and accrued liabilities	(50,645)	(1,006,873)
Net cash used in operating activities	(340,731)	(21,872)

Cash flows from investing activities:
Purchases of fixed assets	(2,473)	-
Net cash used in investing activities	(2,473)	-

Cash flows from financing activities:
Other	-	(588)
Net cash used in financing activities	-	(588)

Net decrease in cash and cash equivalents	(343,204)	(22,460)
Cash and cash equivalents at the beginning of period	5,242,260	5,557,898
Cash and cash equivalents at the end of period	$4,899,056	$5,535,438

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

In the opinion of management, the interim unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the financial position and results of operations for each interim period shown in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

As of September 30, 2009 and December 31, 2008, the Company’s investment in oil and gas properties consisted of:

	September 30, 2009	December 31, 2008
Evaluated Properties:
Mubarek K2-ST4 Well	$13,173,901	$13,173,901

Mubarek H2 Well	13,457,501	13,457,501

Accumulated Depletion	(10,977,445)	(10,331,287)

Impairment	(15,237,543)	(15,237,543)

Total	$416,414	$1,062,572

As of September 30, 2009, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 well of $13,457,501 and the Mubarek K2-ST4 well of $13,173,901. Based on the December 31, 2008 reserve report prepared by Energy Services Group Dubai (“ESG”) proven developed reserves, net to the Company’s interest were 30,301 barrels of oil. During the nine months ended September 30, 2009 and September 30, 2008, depletion expense of $646,158 and $1,337,520, respectively, was recorded. The depletion amortization rate per equivalent unit of production (bbls) was $35.07 and $57.02 for the nine months ended September 30, 2009, and for the year ended December 31, 2008, respectively.

In addition, the reserve report estimated the net present value of recoverable reserves from the Mubarek H2 and K2-ST4 wells, discounted at 10%, to be $1,062,572 at December 31, 2008. Based on this information the Company recorded a full-cost ceiling impairment expense of $665,170 to properly reflect the carrying value of its oil and gas properties at December 31, 2008.

Note 3 - Stock Options

On July 26, 2005, the Company adopted the Sky Petroleum, Inc. Non-U.S. Stock Option Plan (the “Non-U.S. Plan”), effective as of April 1, 2005. The Non-U.S. Plan authorizes the issuance of stock options to acquire up to 10% of the Company’s issued and outstanding shares of common stock.

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

On July 31, 2009 the company issued 150,000 stock options to a newly appointed director. The options are exercisable at $0.50 per share and vest over the next three years.

For the nine months ended September 30, 2009 and 2008, the Company recorded $5,629 and $87,115, respectively, of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these stock option awards. No options were exercised during the nine months ended September 30, 2009 or 2008 therefore, the intrinsic value of options exercised during 2009 and 2008 is $0. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying stock option. In accordance with Accounting Standards Codification Topic No. 718 and 505, the fair value of each stock option grant was estimated on the date of the grant, using the Black-Scholes option-pricing model. The 2009 stock options fair values were determined using the following attributes and assumptions: share price of $.09, risk-free interest rate of 3.56%, expected dividend yield of 0%, expected life of 7 years, and expected volatility of 207%. The Company estimates forfeitures based on historical experience. As of September 30, 2009, there was no unrecognized compensation expense related to nonvested stock option agreements.

Information regarding stock options outstanding as of September 30, 2009 is summarized below:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.50	150,000	6.84	$0.50	-	$0.50
$1.00	400,000	3.13	$1.00	400,000	$1.00
$1.29 - $1.88	800,000	5.28	$1.44	800,000	$1.44

The following is a summary of stock option activity for the nine months ended September 30, 2009 and for the year ended December 31, 2008:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2007	3,699,999	$1.08
Options cancelled	(2,000,000)	.98
Options granted	-	-
Options exercised	-	-
Balance, December 31, 2008	1,699,999	1.19
Options cancelled	(499,999)	.93
Options granted	150,000.50
Options exercised	-	-
Balance, September 30, 2009	1,350,000	$1.20	4.82

Exercisable, September 30, 2009	1,200,000	$1.29	4.56

Note 4 - Income Taxes

For the nine months ended September 30, 2009 and 2008, the Company had net losses of $439,077 and $429,332, respectively. No benefit or provision for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2009, the Company has accumulated net operating losses totaling approximately $33.7 million. The net operating loss carry forwards will begin to expire in 2019 if not utilized. The Company has recorded net operating loss carry forwards in each year since its inception and through September 30, 2009. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets.

All of the Company’s current oil and gas activities are located offshore from the coast of Dubai, UAE and there are no income taxes due as there were no earnings or dividends distributed or repatriated.

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

The Company’s wholly owned subsidiaries have not filed required foreign tax returns due for the years ended December 31, 2005, 2006, 2007, and 2008. No material tax liability is anticipated; however the Company will not be in compliance until such reporting is made. Management has engaged qualified firms to identify and prepare delinquent foreign tax returns for filing. The Company believes amounts due, if any, would not be material.

Note 5 - Investment in Non-Affiliated Entity

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

Note 6 - Related Party Transactions

During 2008, the Company had a Consulting and Business Development Agreement with a related party whose owner was a director on the Company’s board. The director resigned effective May 31, 2008. At September 30, 2009 and 2008, $0 and $87,900, respectively, of related party consulting fees were included in consulting services totaling $372,656 and $213,317, respectively, in the accompanying Consolidated Statements of Operations. The Company’s agreement with ESG is in effect through June 30, 2010.

The interim CEO also purchased 11,258,000 shares of the Company from another shareholder in May 2009. The interim CEO received a total of $156,000 in consulting fees for the nine months ended September 30, 2009, which is included in the accompanying Consolidated Statements of Operations.

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles). The FASB ASC became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. The new codification system reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. This standard, which is now considered FASB ASC Topic No. 105 became effective for financial statements issued for reporting periods that end after September 15, 2009.

In May 2009, the FASB issuedASC Topic No. 855 (formerly SFAS No. 165), Subsequent Events, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted the provisions of Topic No. 855 as of June 30, 2009. The adoption of these provisions did not have a significant impact on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted ASC Topic No. 820 (formerly SFAS No.157) Fair Value Measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under Topic No. 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.

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

The Company’s investment in non-affiliated entity is classified as Level 3 in the fair value hierarchy. The adoption of this Topic did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2008, the Company adopted ASC Topic No. 825, The Fair Value Option for Financial Assets and Financial Liabilities (formerly SFAS 159). Topic No. 825 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under Topic No. 825 on any assets or liabilities not previously carried at fair value.

In March 2008, the FASB issued ASC Topic No. 815, (formerly SFAS 161) Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133. The objective of Topic No. 815 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of Topic No. 815 did not have any impact on the Company’s consolidated financial condition and results of operations.

In April 2008, the FASB issued ASC Topic No. 350 and No. 275 (formerly FASB Staff Position No. 142-3), Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under Topic No. 350 (also formerly SFAS 142),Goodwill and Other Intangible Assets. Topic No. 350 and No. 275 require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. Topic No. 350 and No. 275 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. Topic No. 350 and No. 275 is effective for financial statements for fiscal years beginning after December 15, 2008. The adoption of Topic No. 350 and No. 275 did not have a material impact on the Company’s consolidated financial condition and results of operations.

Note 8 - Subsequent Events:

On October 14, 2009, the Company entered into a non-binding letter of intent to invest in and acquire Suntera Resource’s interests in two onshore oil & gas blocks in Nigeria. Suntera is expected to become a key shareholder in Sky Petroleum. Suntera is the technical operator of blocks OPL 205 and OPL 905, located north of the Niger Delta region in the Federal Republic of Nigeria.

On October 14, 2009 the Company entered into an office lease agreement in Dubai. The lease term is for two years and expires on October 13, 2011.

Management performed an evaluation of the Company’s activity through November 13, 2009, and has concluded that there are no other significant subsequent events requiring disclosure through the date these financial statements were issued.

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

This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our consolidated financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its consolidated financial statements and require the most difficult, subjective and complex judgments, are outlined below in Critical Accounting Policies,” and have not changed significantly.

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

Mubarek H2 Well

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of approximately 148,216 gross barrels through September 30, 2009. During the third quarter of 2009, the Mubarek H2 well was shut in for the entire quarter in order to insert a replacement tubing plug. Crescent informed the company that it has conducted several operations to replace the tubing plug however all have failed. Crescent continues to meet with the service companies performing the repair to review options and will report those findings in the near future. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Mubarek K2-ST4 Well

Since the Mubarek K2-ST4 well was completed in the second quarter of 2007, it has produced a total of approximately 134,108 gross barrels through September 30, 2009. On January 26, 2009, following a seven-month shutdown, the K2-ST4 well was brought back on-line after gas lift line repairs. The well has settled to a production rate at pre-shut down levels. During the third quarter of 2009, the Mubarek K2-ST4 well produced approximately 17,474 gross barrels and has averaged 190 barrels of oil per day. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

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

We continue to explore other business opportunities in the energy sector.

Plan of Operation

Our plan of operation and business strategy is to focus on producing or near-production oil and gas properties, and other energy related projects, in the Middle East, North Africa, South East Asia, and the Former Soviet Union (“FSU”), assuming adequate funding is available. We intend to seek niche opportunities through the contacts of our officers and directors in the region. We intend to limit our administrative and overhead expenses by seeking operating partners and participating in projects as non-operator. We intend to use contractors or consultants as much as and where possible. Assuming we have adequate funding, our goal during the next twelve months ending September 30, 2010 is to assess and obtain additional joint venture opportunities in new regions, although we have no agreements to do so at this time other than the following subsequent event.

On October 14, 2009, the Company entered into a non-binding letter of intent to invest in and acquire Suntera Resource’s interests in two onshore oil & gas blocks in Nigeria. Suntera is expected to become a key shareholder in Sky Petroleum. Suntera is the technical operator of blocks OPL 205 and OPL 905, located north of the Niger Delta region in the Federal Republic of Nigeria.

The strategic overview of Sky Petroleum is as follows:

•

To identify opportunities to participate in oil and gas projects and other energy related projects in the Middle East, Africa, South East Asia and the FSU through strategic participation agreements, farm-ins or joint ventures.

•

To focus initially on lower risk development or exploration projects in areas with known oil or natural gas reserves / production and infrastructure, and/or energy related opportunities, such as coal, infrastructure projects and other projects related to the energy industry.

•	To participate as a non-operator on projects with working operators with experience in a specific region.
•	To raise sufficient capital to fund our operations and to establish ongoing production revenue.

Our plan of operation includes the following goals during the next twelve months:

•	Evaluate new farm-in / joint venture opportunities in the Middle East, Africa, South East Asia and the FSU.
•	Participate in our project with Pechora Energy.

As warranted, there can be no assurance that we will successfully implement our business strategy or meet our goals during the next twelve months, if ever.

Operations

Comparison of the three months ended September 30, 2009 with the three months ended September 30, 2008

For the three months ended September 30, 2009, we had a net income of $22,956 as compared to a net loss of $536,365 for the three months ended September 30, 2008. There was one lift for the third quarter 2009 totaling $540,270, and there were no lifts for the comparable third quarter of 2008.

Operating expenses decreased by 8% during the quarter compared to the same quarter in 2008, from $559,482 for the third quarter of 2008 to $517,420 during the third quarter of 2009. Operating expenses were lower in the third quarter of 2009 as compared with the third quarter of 2008 largely as a result of a decrease in investor relations expenses of $72,574 and $66,903 for professional fees, net of other increases as follows. Lease operating expenses increased $35,005 due to one lift during the third quarter of 2009 compared to no lifts for the third quarter 2008. Depletion and depreciation increased to $185,358 for the three months ended September 30, 2009 as compared to $168,367 for the three months ended September 30, 2008 due to slightly higher production in the third quarter for 2009. Consulting expense for the third quarter of 2009 was $130,862, compared to $55,317 for the same period in 2008, due primarily to consulting fees paid to the interim CEO for the third quarter of 2009. Other general and administrative expenses for the third quarter of 2009 increased $2,364 or approximately 4% as compared to the same quarter in 2008 primarily due to miscellaneous expenses.

There was no related party compensation expense included in other general and administrative expenses in the third quarter of 2009 or 2008. Stock-based compensation was $5,629 for the three months ended September 30, 2009 for options issued in the third quarter, as compared to $53,119 for the three months ended September 30, 2008. Total expenses decreased as a result of cost savings measures implemented by the Company.

Additionally, we had lower interest income during the three months ended September 30, 2009, of $106 as compared to the three months ended September 30, 2008 of $23,117. This income is primarily from short-term investments of the Company’s excess cash during the period which decreased between 2009 and 2008 due to the decline in interest rates.

Comparison of the nine months ended September 30, 2009 with the nine months ended September 30, 2008

For the nine months ended September 30, 2009, we had a net loss of $439,077 as compared to a net loss of $429,332 for the nine months ended September 30, 2008. We had three lifts during the first three quarters of 2009 with revenues of $1,066,593, compared to $2,248,523 for one lift for the nine months ended September 30, 2008. The decline in total revenues from three lifts versus one in 2008 is due mainly to the decreasing prices of oil between the periods.

Operating expenses decreased 46%, from $2,767,498 for the nine months ended September 30, 2008 to $1,506,585 for the same period in 2009. Operating expenses decreased as a result of a decrease in the following expenses. Lease operating expenses increased $27,323 due to three lifts during the three quarters of 2009 compared to one lift for the three quarters of 2008.Stock-based compensation was $5,629 for the nine months ended September 30, 2009 as compared to $87,115 for the nine months ended September 30, 2008 as a result of options being fully vested in 2008. Depletion and depreciation decreased to $647,276 for the nine months ended September 30, 2009 as compared to $1,339,003 for the nine months ended September 30, 2008 as a result of updated reserve reports for the year ended December 31, 2008. For the comparable periods director’s fees decreased $76,800 due to the reduction in directors in 2009, investor relations decreased $210,154, and professional fee decrease of $302,251 due to decreased expenses for legal and accounting fees. Other general and administrative expenses for the nine months ended September 30, 2009 decreased to $162,583 or approximately 34%, as compared to the same period in 2008 totaling $247,740. The decrease is primarily due to the reduction in travel expenses of $49,212 for the nine months ended September 30, 2009, compared to $129,512 for the same period in 2008. Consulting expense for the nine months ended September 30, 2009 was $372,656, compared to $213,317 for the same period in 2008. This increase was due primarily to consulting fees paid to the interim CEO during the nine months ended September 30, 2009, totaling $156,000. There was no related party compensation expense included in consulting expenses for the nine months ended September 30, 2009 compared to $87,900 in 2008, respectively. Expenses in total decreased as a result of cost savings measures implemented by the Company.

Additionally, we had lower interest income during the nine months ended September 30, 2009, of $915 as compared to the nine months ended September 30, 2008 of $89,643. This income is primarily from short-term investments of the Company’s excess cash during the period which decreased between 2009 and 2008 due to the decline in interest rates.

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

As of September 30, 2009, we had current assets of $5,416,907 including cash and cash equivalents of $4,899,056 of which $4,260,501 was held in time deposits. We had current liabilities of $140,323. The Company had $5,276,584 of working capital at September 30, 2009 compared to $5,073,089 at December 31, 2008.

Net cash used by operating activities during the nine months ended September 30, 2009 was $340,731 as compared to net cash used of $21,872 for the comparable period in 2008. Total assets as of September 30, 2009 were $6,848,173 compared to total assets of $7,332,266 as of December 31, 2008. Stockholders’ Equity as of September 30, 2009 was $6,707,850 compared to Stockholders’ Equity of $7,141,299 as of December 31, 2008. The decrease in assets was primarily due to depletion for the Mubarek wells, and use of cash in operations.

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

As of September 30, 2009, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 and Mubarek K2-ST4 wells of $13,457,501 and $13,173,901, respectively. Based upon the December 31, 2008 reserve report prepared by ESG, proved developed reserves net to the Company’s interests were 30,301 barrels of oil. ESG was considered an affiliate of the Company at one time because a director of the Company, who has since resigned, had an ownership interest in ESG. During the nine months ended September 30, 2009, 18,426 barrels of oil net to the Company’s interest were produced from the Mubarek H2 and K2-ST4 wells, resulting in depletion expense of $646,158 being recorded.

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of approximately 148,216 gross barrels through September 30, 2009. During the third quarter of 2009, the Mubarek H2 well was shut in for the entire quarter in order to insert a replacement tubing plug. Crescent informed the company that it has conducted several operations to replace the tubing plug however all have failed. Crescent continues to meet with the service companies performing the repair to review options and will report those findings in the near future. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Since the Mubarek K2-ST4 well was completed in the second quarter of 2007, it has produced a total of approximately 134,108 gross barrels through September 30, 2009. On January 26, 2009, following a seven-month shutdown, the K2-ST4 well was brought back on-line after gas lift line repairs. The well has settled to a production rate at pre-shut down levels. During the third quarter of 2009, the Mubarek K2-ST4 well produced approximately 17,474 gross barrels and has averaged 190 barrels of oil per day. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

We believe that we have sufficient working capital to meet our currently anticipated expenditure levels for the next 12 months. Total Stockholder’s Equity was $6,707,850 at September 30, 2009.

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

During the quarter ended September 30, 2009, we had no material transactions affecting our liquidity and capital resources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

The price of oil has varied between $36 per barrel and $147 per barrel over the past 24 months which has had a significant impact on our oil revenues.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2009 and 2008. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values for investments. Fair values were assumed to approximate carrying values for accounts receivable, accounts payable and accrued liabilities because they are short term in nature and their carrying amounts approximate fair values as they are payable on demand.

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

Under the full-cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and natural gas properties. In calculating future net cash flows, current prices and costs are generally held constant indefinitely as adjusted for qualifying cash flow hedges. The net book value of oil and natural gas properties, less related deferred income taxes is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, all or a portion of the excess above the ceiling may not be written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that all or a portion of such excess above the ceiling would not have existed if the increased prices were used in the calculations. As of September 30, 2009 and December 31, 2008, the Company had an accumulated impairment of $15,237,543 as a result of the full-cost ceiling test.

Revenue is recognized in the period in which title to the petroleum or natural gas transfers to the purchaser and depletion is taken in the period based on production volumes.

Income taxes

We follow FASB ASC Topic No. 740 (formerly SFAS No. 109), Accounting for Income Taxes, for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.

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

All of the Company’s current oil and gas activities are located offshore Sharjah, UAE and there are no income taxes due as there were no earnings or dividends distributed or repatriated.

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

The Company’s wholly-owned subsidiaries have not filed required foreign tax returns due for the years ended December 31, 2005, 2006, 2007 and 2008. No material tax liability is anticipated however the Company will not be in compliance until such reporting is made. In 2008 management engaged qualified firms to prepare the foreign tax returns for filing. The Company believes amounts due, if any, would not be material.

Stock-Based Compensation

The Company adopted ASC Topic No. 718 and 505 (formerly SFAS No.123(R)) Share Based Payments. The Company measures all share-based payments, including grants of employee stock options, using a fair-value based method. The cost of services received in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the grant date fair value of those awards amortized over the requisite service period.

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-K as amended, for the year ended December 31, 2008.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T - Disclosure Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by the Annual Report an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Interim Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation the Interim CEO and Interim CFO have concluded that the Company’s disclosure controls and procedures are adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Interim CEO and Interim CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the third quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 5 - Other Information

None

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

Date: November 13, 2009

By: /s/ Michael D. Noonan

Michael D. Noonan

Interim Chief Financial Officer

(Principal Financial and Accounting Officer)

Date: November 13, 2009