Form 10-K
period 2009-12-31
SKY PETROLEUM, INC.
filed 2010-03-31
CIK 1183276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐ Non-Accelerated Filer ☐	Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter:  $14,698,427

The number of shares of the Registrant’s Common Stock outstanding as of March 25, 2010 was 58,793,709.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	1
PART I	2
ITEM 1. BUSINESS	2
ITEM 1A. RISK FACTORS	9
ITEM 1B. UNRESOLVED STAFF COMMENTS	14
ITEM 2. PROPERTIES	14
ITEM 3. LEGAL PROCEEDINGS	14
ITEM 4. [RESERVED]	14
PART II	15
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	15
ITEM 6. SELECTED FINANCIAL DATA	17
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	25
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	42
ITEM 9A (T). CONTROLS AND PROCEDURES	42
ITEM 9B. OTHER INFORMATION	42
PART III	43
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE	43
ITEM 11. EXECUTIVE COMPENSATION	48
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS	51
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	52
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	53
PART IV	54
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	54
SIGNATURES	56

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	risks related to our limited operating history;

•	risks and uncertainty related to our legal rights under the participation agreement for the Mubarek Field;

•	risks related to the historical losses and expected losses in the future;

•	risks related to instability in production;

•	risks related to our dependence on our executive officers;

•	risks related to fluctuations in oil and natural gas prices;

•	risks related to drilling for and producing oil and natural gas;

•	risks related to liability claims from oil and gas operations;

•	risks related to accessing the oil and natural gas markets;

•	risks related to legal compliance costs;

•	risks related to the unavailability of drilling equipment and supplies;

•	risks related to competition in the oil and natural gas industry;

•	risks related to period to period comparison of our financial results; and

•	risks related to our securities.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Our management has included projections and estimates in this Annual Report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission (which we refer to as the “SEC”) or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

We were incorporated in the state of Nevada in August, 2002 as The Flower Valet. In 2004, we began to reassess our business plan and to seek business opportunities in other industries, including the oil and gas industry. On December 20, 2004, at our annual meeting of stockholders, our stockholders approved an amendment to our Articles of Incorporation, changing our name from The Flower Valet to Seaside Exploration, Inc. Subsequently, on March 28, 2005, we changed our name from Seaside Exploration, Inc. to Sky Petroleum, Inc. (which we refer to as “the Company”, “we”, “our” or “us”) and began actively identifying opportunities to make direct property acquisitions and to fund exploration and development of oil and natural gas properties.

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

Mubarek Field - Participation Agreement

On May 18, 2005, we announced that our wholly-owned subsidiary, Sastaro, entered into a Participation Agreement (which we refer to as the “Participation Agreement”) with Buttes Gas and Oil Co. International Inc. (which we refer to as “Buttes”), a wholly-owned subsidiary of Crescent Petroleum Company International Limited (which we refer to as “Crescent”). Under the terms of the Participation Agreement, Sastaro has the right to participate in a share of the future production revenue by contributing up to $25 million in drilling and completion costs related to two wells in an off-shore oil and gas project in the United Arab Emirates (which we refer to as the “UAE”). The project is located in the Ilam/Mishrif reservoir of the Mubarek Field area near Abu Musa Island in the Arabian Gulf, which we refer to as the “Concession Area”. The Participation Agreement does not grant Sastaro any interest in the Concession Area other than the right to receive a share of future production revenue.

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

In exchange for the payment obligations described above, Sastaro receives:

•	35.25% of the combined production revenue from the wells, if any, until Sastaro has been reimbursed its total investment;

•	thereafter, 18.84% of the combined production revenue from the wells, if any, until Sastaro has been reimbursed twice its total investment; and

•	thereafter, 4.33% of the combined production revenue from the wells, if any, until the expiration of the Participation Agreement; and

•	less: (i) a 14.5% contribution to royalty obligations, (ii) $3 per barrel of crude oil for operating costs and (iii) certain other costs.

As Sastaro did not exercise its option to pay the additional costs, the entitlement interest was retroactively decreased from the original 75% to 34.67%, starting with the first sales dated September 11, 2006 until October 31, 2008. The entitlement interest was increased to 35.25% as a result of a reduction in costs from proceeds received from sale of unused equipment. In December 2007, we recorded a revenue reduction for the change in entitlement interest of $2,036,708 for sales attributable to August 2007 and before. We have recorded revenue of $1,049,940 related to the December 23, 2007 oil sale, with a remaining balance due to Buttes for operating expenses of $986,768, as of December 31, 2007. In 2008, we recorded revenue of $2,248,523 for the year and paid Buttes the remaining $986,768 owed, and in 2009 we recorded revenue of $1,604,531 for the year end with a receivable from Buttes of $504,774. Sastaro may assign its rights and obligations under the Participation Agreement unless the proposed assignee would materially impact the business and affairs of Buttes. The term of the Participation Agreement shall continue until the Mubarek Field has reached the end of its economic life as determined by Buttes or until otherwise terminated under the terms of the Participation Agreement.

On December 31, 2009, we received written notice from Crescent, the operator of the Mubarek Field, through its wholly owned subsidiary Buttes, that Buttes had unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Accordingly, the Concession Agreement, dated December 29, 1969, between the His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field (which we refer to as the “Concession Agreement”) was terminated. Buttes stated that it had handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009.

As a result of these events, Buttes alleges that the Participation Agreement between Sastaro and Buttes is terminated. We strongly object with Crescent and Butte’s assessment of the economic viability of the Mubarek Field. The Mubarek Field continues to produce substantial amounts of oil and we believe that there is significant economic life left in the field. Consequently, we consider the Participation Agreement valid and in good standing. Management is exercising its rights under the Participation Agreement and will take any and all actions required to protect our interests, our shareholders and our investment in the Mubarek Field.

Mubarek Field Program

We retained Energy Services Group of Dubai (which we refer to as “ESG”) to provide a technical review of the project in the Mubarek Field area near Abu Musa Island in the Arabian Gulf based on an evaluation of data provided to us by Buttes. Ian Baron, a former director of the Company, who was appointed in November 2005 and resigned in May 2008, is a founding partner of ESG. The review, based on information contained in ESG’s report, included geological, geophysical and reservoir engineering re-interpretation and analysis. The objective of the review was to select those well locations with the highest productive oil potential. The major influences on determining this included the following:

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

A total of nine production wells were drilled into this reservoir up to 1995, all within a small crestal area. The early wells produced at initial rates of between 12,000 and 22,000 barrels of oil per day (which we refer to as “bopd”) and achieved cumulative production of up to 22 million barrels per well. The recent wells, however, have initial production rates at 1,500 - 2,000 bopd with cumulative production in excess of 1 million barrels, with water cuts in the order of 50% early in the life of the well. There is no pressure maintenance of the reservoir and gas lift is used to enhance oil production.

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

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of 150,413 gross barrels as of December 31, 2009. During the fourth quarter of 2009, the Mubarek H2 well produced 2,197 gross barrels and averaged 24 bopd. In 2009, the well produced 4,811 barrels of oil, averaging 13 bopd. In the first quarter of 2009 the H2 well was shut in during the last week of February through the end of the third quarter in order to insert a replacement tubing plug. On November 17, 2009 after successfully completing the repairs the Mubarek H2 well came back on line.

On December 31, 2009, Sastaro received written notice from Buttes that Buttes had unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Buttes also notified Sastaro that the Concession Agreement, dated December 29, 1969, between the His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated. Buttes states that it has handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009.

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

Since the Mubarek K2-ST4 well was completed, it has produced a total of 149,471 gross barrels as of December 31, 2009. During the fourth quarter of 2009, the Mubarek K2-ST4 well produced 15,363 gross barrels and averaged 167 bopd. In 2009, the well produced 73,766 barrels of oil, averaging 202 bopd.

On December 31, 2009, Sastaro received written notice from Buttes that Buttes had unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Buttes also notified Sastaro that the Concession Agreement, dated December 29, 1969, between the His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated. Buttes states that it handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009.

Other Projects

Niger Delta region - Federal Republic of Nigeria

On October 14, 2009 we entered into a non-binding letter of intent to invest in and acquire Suntera Resources’ interests in two onshore oil & gas blocks in Nigeria. The letter of intent is non-binding and expires by the middle of April 2010. The completion of the transaction is subject to, among other things, negotiation of a definitive agreement, satisfactory due diligence and obtaining adequate financing. The parties expect to enter into a definitive agreement and complete the transaction, subject to satisfaction of closing conditions and the receipt of all necessary regulatory and other approvals in the near future.

Komi Republic - Russian Federation

In 2007, we acquired a minority stake in the development of an oilfield in the Komi Republic of the Russian Federation by acquiring a 3.9% interest, subject to dilution, in Pechora Energy through its UK parent company, Concorde Oil & Gas Plc. (which we refer to as “Concorde”). This acquisition is essentially a carried interest as the Company will not be required to contribute additional funds as Concorde intends to fund the field development through debt and production revenues rather than further shareholder equity. Pechora Energy holds the production license for the Luzskoye field in the Komi Republic, where it is carrying out appraisal drilling on the field. Production has increased as a result of drilling these new wells and through the work-over existing wells. The reserves and final development plan are being determined.

Concorde held its annual general meeting on December 29, 2009, with a notice to be reconvened on April 20, 2010. The Report of the Directors for the year ended March 31, 2009, signed on March 12, 2010 noted that Concorde is in the process of disposing its operating assets to one of the majority shareholders - Kuwait Energy Company (which we refer to as “KEC”). The completion of this transaction is subject to a number of conditions, including regulatory consents, bank consent, and approval of KEC shareholders.

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

Employees and Consultants

As of December 31, 2009, we have retained the services of the following consultants and employees:

•	Karim Jobanputra serves as our interim Chief Executive Officer; and

•	Michael Noonan serves as our interim Chief Financial Officer, Vice President - Corporate, and Secretary, under a consulting agreement; and

•	Shafiq Ur Rahman serves as our Manager of Finance and Administration, under an employment agreement.

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

Government regulation

The operations of Buttes on the Ilam-Mishrif reservoir project in Sharjah, UAE are subject to governmental regulation applied through the Sharjah Supreme Petroleum Council (which we refer to as the “SPC”). The SPC controls well permitting and ensures operations are carried out in compliance with all applicable environmental and other regulation. Royalty payments and taxation as well as monitoring of oil liftings also come under the jurisdiction of the SPC.

Reserves Reported to Other Agencies

No reserve estimates were filed with a Federal authority or agency other than with the SEC on Form 10-K.

Recent SEC Rule-Making Amendments

The SEC adopted amendments designed to modernize the SEC oil and gas company reserves reporting requirements, effective for years ending on or after December 15, 2009. Earlier adoption was not permitted. The most significant amendments to the requirements included the following:

•	Commodity Prices—Economic ability to produce reserves and discounted cash flows are now based on a 12-month average commodity price unless contractual arrangements designate the price to be used.

•	Disclosure of Unproved Reserves—Probable and possible reserves may be disclosed separately on a voluntary basis.

•

Proved Undeveloped Reserve Guidelines—Reserves may be classified as proved undeveloped if there is a high degree of onfidence that the quantities will be recovered and the well from which the reserves are to be recovered is scheduled to be drilled within the next five years, unless the specific circumstances justify a longer time.

•

Proved Undeveloped Reserve Guidelines—Reserves may be classified as proved undeveloped if there is a high degree of onfidence that the quantities will be recovered and the well from which the reserves are to be recovered is scheduled to be drilled within the next five years, unless the specific circumstances justify a longer time.

•	Reserves Estimation Using New Technologies—Reserves may be estimated through the use of reliable technology in addition to flow tests and production history.

•

Reserves Personnel and Estimation Process—Additional disclosure is required regarding the qualifications of the chief technical person who oversees the reserves estimation process. We are also required to provide a general discussion of our internal controls used to assure the objectivity of the reserves estimate.

•	Non-Traditional Resources—The definition of oil and gas producing activities has expanded and focuses on the marketable product rather than the method of extraction.

Production and Price Information

The following table summarizes sales volumes, sales prices, and production cost information for the periods indicated. The Company’s oil production comes from the Mubarek H2 and the Mubarek K2-ST4 wells located in the Mubarek Field in the UAE. We have no production in the United States.

UAE, Mubarek Field	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Sales
Oil (bbls)	33,053	19,899	12,977
Oil and natural gas sales
Oil sales	$1,604,531	$2,248,523	$1,127,817
Average sales price
Oil ($ per bbl)	$48.54	$113.00	$86.91
Average production cost
Total ($ per bbl)	$3.00	$3.00	$6.01

Productive Wells and Acreage

The following table summarizes the Company’s productive wells and acreage as of December 31, 2009.

	Wells		Acres
United Arab Emirates, Mubarek Field	Gross	Net	Gross	Net
Gas Wells	0	0	0	0
Oil Wells	0	0	0	0

Undeveloped Acreage

The Company does not have any undeveloped acreage.

Drilling Activities

The following table sets forth information with respect to wells drilled and completed during the periods indicated. The information should not be considered indicative of future performance, nor should it be assumed that there is necessarily any correlation between the numbers of productive wells drilled, quantities of reserves found and economic value. Productive wells are those that produce commercial quantities of hydrocarbons, regardless of whether they produce a reasonable rate of return. The Company had no drilling activities during the years ended December 31, 2009 and 2008.

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

Present Activities and Delivery Commitments

As of the date of this Annual Report, the Company does not have any wells in the process of drilling, water floods being installed, pressure maintenance operations, or other similar oil and gas related activities which it is conducting.

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

We were incorporated in August 2002 and we began to implement our current business strategy in the oil and gas industry in the beginning of 2005. As a result, we have little historical financial and operating information available to help you evaluate our performance or an investment in our common stock. See “Financial Statements and Supplementary Data” below.

Our legal rights under the Participation Agreement are difficult to assess.

The assessment of economic viability of the Mubarek Field and the options available to the Company will be difficult to assess. We may not be able to enforce our rights under the Participation Agreement, and we may receive an unfavorable interpretation of the Concession Agreement and the Participation Agreement.

Because of our historical losses and expected losses in the future, it will be difficult to forecast when we will achieve profitability, if ever.

We have incurred net losses since our inception, and have an accumulated deficit of approximately $35,000,000 as of December 31, 2009. As of December 31, 2009, we had approximately $5.4 million in working capital.

We may experience instability in production, if any, from the wells at Mubarek and results may be less than anticipated.

Production from Mubarek H2 has ranged between 650 and 50 bopd and production from Mubarek K2-ST4 has ranged between 744 and 119 bopd. Actual production may vary from our estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

We depend on our executive officers for critical management decisions and industry contacts.

We are dependent upon the continued services of Karim Jobanputra, our interim chief executive officer and Michael Noonan, our interim chief financial officer, vice president, corporate and secretary, who have significant experience in the oil and gas industry. We do not carry key person insurance on their lives. The loss of the services of either of our executive officers, through incapacity or otherwise, would be costly to us and would require us to seek and retain other qualified personnel. See “Directors, Executive Officers, and Corporate Governance” below.

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

The price we receive for future oil and natural gas production will heavily influence our revenue, profitability, access to capital and rate of growth. Oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile and in the recent past oil and natural gas prices have been significantly above historic levels. These markets will likely continue to be volatile in the future and current prices for oil and natural gas may decline in the future. The prices we may receive for any future production, and the levels of this production, depend on numerous factors beyond our control. These factors include the following:

•	changes in global supply and demand for oil and natural gas

•	actions by the Organization of Petroleum Exporting Countries, or OPEC;

•	actions by non OPEC countries;

•	political conditions, including embargoes, which affect other oil-producing activities;

•	levels of global oil and natural gas exploration and production activity;

•	levels of global oil and natural gas inventories;

•	weather conditions affecting energy consumption;

•	technological advances affecting energy consumption; and

•	prices and availability of alternative fuels.

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

Recent market events and general economic conditions

The recent unprecedented events in global financial markets have had a profound impact on the global economy. Many industries, including the oil and gas industry, are impacted by these market conditions. Notwithstanding various actions by the U.S. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions could cause the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

These unprecedented disruptions in the current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase its cost of obtaining, capital and financing for its operations. A continued or worsened slowdown in the financial markets or other economic conditions, including but not limited to, consumer spending, employment rates, business conditions, inflation, fuel and energy costs, consumer debt levels, lack of available credit, the state of the financial markets, interest rates, and tax rates may adversely affect our growth and profitability. Specifically:

•	The global credit/liquidity crisis could impact the cost and availability of financing and our overall liquidity;
•	the volatility of oil and gas prices may impact our revenues, profits and cash flow;

•	volatile energy prices, commodity and consumables prices and currency exchange rates impact potential production costs; and
•	the devaluation and volatility of global stock markets impacts the valuation of our equity securities

These factors could have a material adverse effect on our financial condition and results of operations.

Increased costs and compliance risks as a result of being a public company.

Legal, accounting and other expenses associated with public company reporting requirements have increased significantly in the past few years. We anticipate that general and administrative costs associated with regulatory compliance will continue to increase with ongoing compliance requirements under the Sarbanes-Oxley Act of 2002, as well as any new rules implemented by the SEC in the future. These rules and regulations have significantly increased our legal and financial compliance costs and made some activities more time-consuming and costly. There can be no assurance that the Company will continue to effectively meet all of the requirements of these regulations, including Sarbanes-Oxley Section 404. Any failure to effectively implement internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment, if and when such assessment is required. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our common shares. These rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage in the future. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. If we fail to maintain the adequacy of our internal control over financial reporting, our ability to provide accurate financial statements and comply with the requirements of the Sarbanes-Oxley Act of 2002 could be impaired, which could cause our stock price to decrease.

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

The market price of our common stock has ranged from a high of $0.49 and a low of $0.04 during the twelve-month period ended December 31, 2009. See “Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities.” We cannot assure you that the market price of our common stock will not significantly fluctuate from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse affect on our business, operating results and financial condition.

Broker-dealers may be discouraged from effecting transactions in our common stock because our common shares are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (“Exchange Act”), as amended impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the OTCBB during the period from November 6, 2003 to December 31, 2008, ranged between a high of $3.20 and a low of $0.03 per share, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

A broker-dealer selling penny stock to anyone other than an established customer or accredited investor,” generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole. There are no material proceedings pursuant to which any of our directors, officers or affiliates or any owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us.

ITEM 4. [RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The high and low bid quotations of our common stock on the OTC Bulletin Board as reported by the FINRA were as follows:

Period	High	Low
2009
First Quarter	$0.11	$0.04
Second Quarter	$0.26	$0.06
Third Quarter	$0.49	$0.08
Fourth Quarter	$0.43	$0.21
2008
First Quarter	$0.38	$0.20
Second Quarter	$0.38	$0.15
Third Quarter	$0.18	$0.05
Fourth Quarter	$0.13	$0.03

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As of December 31, 2009, the closing bid quotation for our common stock was $0.25 per share as quoted by the OTCBB. On March 29, 2010, the closing bid quotation for our common stock was $0.1214 per share as quoted by the OTCBB.

Holders

As of March 29, 2010, we had 58,793,709 shares of common stock issued and outstanding, held by 34 registered stockholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,350,000	$1.20	7,850,970

(1)

We have two stock option plans: a stock incentive plan for non-U.S. residents and a stock incentive plan for U.S. residents. Our stock incentive plan for non-U.S. residents authorizes the issuance of stock options to acquire up to 10% (currently 5,879,370 shares) of our issued and outstanding shares of common stock, and our stock incentive plan for U.S. residents authorizes the issuance of stock options to acquire up to a maximum of 3,321,600 shares of common stock (less the number of shares issuable upon exercise of options granted by us under all other stock incentive plans on the date of any grant under the U.S. plan). As of December 31, 2009, 950,000 options were granted under the U.S. plan and 400,000 options were granted under the non-U.S. plan. A total of 5,479,370 options are available for grant under the Non-U.S. Plan and a total of 2,371,600 are available for grant under the U.S. Plan.

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

Adoption of Non-U.S. Stock Option Plan

On July 26, 2005, we adopted, and on July 31, 2006, our shareholders approved, the Sky Petroleum, Inc. Non-U.S. Stock Option Plan, effective as of April 1, 2005. The Non-U.S. Plan authorizes the issuance of stock options to acquire up to 10% of our issued and outstanding shares of common stock. The purpose of the Non-U.S. Plan is to aid us in retaining and attracting Non-U.S. residents that are capable of enhancing our prospects for future success, to offer such personnel additional incentives to exert maximum efforts for the success of our business, and to afford such personnel an opportunity to acquire a proprietary interest in the company through stock options. Our Compensation Committee administers the Non-U.S. Plan and determines the terms and conditions under which options to purchase shares of our common stock may be awarded. The term of an option granted under the Non-U.S. Plan cannot exceed seven years and the exercise price for options granted under the Non-U.S. Plan cannot be less than the fair market value of our common stock on the date of grant.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” above and elsewhere in this Annual Report. See section” Cautionary Note Regarding Forward-Looking Statements” above.

This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of the Company and related notes. The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in the sub-section Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” and have not changed significantly.

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

On December 31, 2009, we received written notice from Crescent, the operator of the Mubarek Field, through its wholly owned subsidiary Buttes, that Buttes had unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Accordingly, the Concession Agreement, dated December 29, 1969, between the His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated. Buttes stated that it had handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009.

As a result of these events, Buttes alleges that the Participation Agreement between Sastaro and Buttes is terminated. We strongly object with Crescent and Butte’s assessment of the economic viability of the Mubarek Field. The Mubarek Field continues to produce substantial amounts of oil and we believe that there is significant economic life left in the field. Consequently, we consider the

Participation Agreement valid and in good standing. Management is exercising its rights under the Participation Agreement and will take any and all actions required to protect our interests, our shareholders and our investment in the Mubarek Field.

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

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of 150,413 gross barrels as of December 31, 2009. During the fourth quarter of 2009, the Mubarek H2 well produced 2,197 gross barrels and averaged 24 bopd. In 2009, the well produced 4,811 barrels of oil, averaging 13 bopd. In the first quarter of 2009 the H2 well was shut in during the last week of February through the end of the third quarter in order to insert a replacement tubing plug. On November 17, 2009 after successfully completing the repairs the Mubarek H2 well came back on line.

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

Since the Mubarek K2-ST4 well was completed, it has produced a total of 149,471 gross barrels as of December 31, 2009. During the fourth quarter of 2009, the Mubarek K2-ST4 well produced 15,363 gross barrels and averaged 167 bopd. In 2009, the well produced 73,766 barrels of oil, averaging 202 bopd. Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Other Projects

Niger Delta region - Federal Republic of Nigeria

On October 14, 2009 we entered into a non-binding letter of intent to invest in and acquire Suntera Resources’ interests in two onshore oil & gas blocks in Nigeria. The letter of intent is non-binding and expires by the middle of April 2010. The completion of the transaction is subject to, among other things, negotiation of a definitive agreement, satisfactory due diligence and obtaining adequate financing. The parties expect to enter into a definitive agreement and complete the transaction, subject to satisfaction of closing conditions and the receipt of all necessary regulatory and other approvals in the near future.

Komi Republic - Russian Federation

We have acquired a minority stake in the development of an oilfield in the Komi Republic of the Russian Federation by acquiring a 3.9% interest, subject to dilution, in Pechora Energy through its UK parent company, Concorde. This acquisition is essentially a carried interest as the Company will not be required to contribute additional funds as Concorde intends to fund the field development through debt and production revenues rather than further shareholder equity. Pechora Energy holds the production license for the Luzskoye field in the Komi Republic, where it is carrying out appraisal drilling on the field. Production has increased as a result of drilling these new wells and through the work-over existing wells. The reserves and final development plan are being determined.

Concorde held its annual general meeting on December 29, 2009, with a notice to be reconvened on April 20, 2010. The Report of the Directors for the year ended March 31, 2009, signed on March 12, 2010 noted that Concorde is in the process of disposing its operating assets to one of the majority shareholders - Kuwait Energy Company (“KEC”). The completion of this transaction is subject to a number of conditions, including regulatory consents, bank consent, and approval of KEC shareholders.

Comparison of 2009 Statement of Operations to 2008 Statement of Operations

During the year ended December 31, 2009, we had a net loss of approximately $1,774,000 as compared to a net loss of approximately $1,126,000 during the year ended December 31, 2008. We had four lifts during 2009 with revenues of approximately $1,605,000 compared to approximately $2,249,000 for one lift for the year ended December 31, 2008. The decline in total revenues is due mainly to the decreasing prices of oil between the periods.

Operating expenses in 2009 (compared to 2008) were in approximation of $3,385,000 ($3,486,000) for a decrease of approximately 3%. Operating expenses decreased primarily as a result of a decrease in the following expenses in approximation. Stock-based compensation was $6,000 as compared to $114,000 as a result of options being fully vested in 2008. Depletion and depreciation decreased to $833,000 as compared to $1,144,000. Full cost ceiling impairment charge of $231,000 ($665,000). Travel expenses decreased by $110,000, legal and accounting expenses decreased by $219,000, and investor relations expenses decreased by $206,000. The decreases in total operating expenses were offset by increases in lease operating expenses of $60,000 due to four lifts in 2009 compared to one lift in 2008. Consulting expenses increased due primarily to consulting fees paid to the interim CEO in 2009 of $215,000, and penalties of $60,000 were incurred in 2009 due to late filing of Foreign Investment information. Impairment of investment in a non-affiliated entity was $1,000,000 for the year ended December 31, 2009.

Additionally, we had lower interest income for 2009, as compared to 2008 by $106,000 due to the decline in interest rates. This income is primarily from short-term investments of the Company’s excess cash during the period.

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

As the Company has sufficient working capital, our goal during the next twelve months ending December 31, 2010 is to assess and obtain additional joint venture opportunities in new regions.

The strategic overview of Sky Petroleum is as follows:

•	To identify opportunities to participate in oil and gas projects in the Middle East, North Africa, South East Asia and the FSU through strategic participation agreements, farm-ins or joint ventures.

•	To focus initially on lower risk development or exploitation projects in areas with known oil or natural gas reserves / production and infrastructure.

•	To participate as a non-operator on projects with working operators with experience in a specific region.

•	To raise sufficient capital to fund our operations and to establish ongoing production revenue.

Our plan of operation includes the following goals during the next twelve months:

•	Evaluate new farm-in / joint venture opportunities in the Middle East, Africa, South East Asia, the Balkans and the FSU.

There can be no assurance that we will successfully implement our business strategy or meet our goals during the next twelve months, if ever.

Liquidity and Capital Resources

A component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing to fund future additional projects. Our only source of internal operating cash flow, if any, will be derived from our participation interest in the Mubarek Field, and existing cash on hand of approximately $5,000,000.

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

Recently, the poor conditions in the U.S. housing market and the credit quality of mortgage backed securities continued and worsened in 2008 and 2009, causing a loss of confidence in the broader U.S. and global credit and financial markets and resulting in the collapse of, and government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. These disruptions are likely to continue into 2010. The current credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations in the future. Our access to additional capital may not be available on terms acceptable to us or at all.

We expect to rely upon additional financing to fund our future operations. If costs increase substantially or we incur greater losses than expected, our operations will be reliant upon equity financings to continue into the future. The current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements. If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities or debenture issuances.

As of December 31, 2009, we have raised approximately $38,000,000 million through private placements of shares of common stock and shares of convertible preferred stock as well as through the conversion of convertible debt.

Net cash used in operating activities during the year ended December 31, 2009 was approximately $215,000 as compared to net cash used in operating activities of $319,000 for the comparable period in 2008. Total assets as of December 31, 2009 were $5,571,000 compared to total assets of $7,332,000 as of December 31, 2008. Stockholders’ equity as of December 31, 2009 was approximately $5,373,000 compared to stockholders’ equity of $7,141,000 as of December 31, 2008. The decrease in assets was primarily due to (i) depletion for the Mubarek wells and (ii) impairment charges.

As of December 31, 2009, we had current assets of $5,560,000 including cash and cash equivalents of $5,025,000 of which $4,260,000 was held in demand deposits. We had current liabilities of $199,000.

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

As of December 31, 2009, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 and Mubarek K2-ST4 wells of $13,458,000 and $13,174,000, respectively. Based upon the March 3, 2009, reserve report prepared by ESG, who is no longer considered an affiliate of the Company (due to the resignation of a mutual director having an ownership interest in ESG), proved developed reserves net to the Company’s interests were 30,301 barrels of oil. During the year ended December 31, 2009, 23,719 barrels of oil net to the Company’s interest were produced from the Mubarek H2 and K2-ST4 wells, resulting in depletion expense of $832,000 being recorded.

On December 31, 2009, Sastaro received written notice from Buttes that Buttes had unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Buttes also notified Sastaro that the Concession Agreement, dated December 29, 1969, between the His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated. Buttes states that it has handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009.

As a result of these events, and due to the fact the investment in the wells were impaired to zero, the Company incurred an impairment charge of $231,000 on oil and gas properties.

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of 150,413 gross barrels as of December 31, 2009. During the fourth quarter of 2009, the Mubarek H2 well produced 2,197 gross barrels and averaged 24 bopd. In 2009, the well produced 4,811 barrels of oil, averaging 13 bopd. In the first quarter of 2009 the H2 well was shut in during the last week of February through the end of the third quarter in order to insert a replacement tubing plug. On November 17, 2009 after successfully completing the repairs the Mubarek H2 well came back on line.

Since the Mubarek K2-ST4 well was completed, it has produced a total of 149,471 gross barrels as of December 31, 2009. During the fourth quarter of 2009, the Mubarek K2-ST4 well produced 15,363 gross barrels and averaged 167 bopd. In 2009, the well produced 73,766 barrels of oil, averaging 202 bopd.

In 2007, we acquired a minority stake in the development of an oilfield in the Komi Republic of the Russian Federation by acquiring a 3.9% interest, subject to dilution, in Pechora Energy through its UK parent company, Concorde. This acquisition was essentially a carried interest as the Company will not be required to contribute additional funds as Concorde intends to fund the field development through debt and production revenues rather than further shareholder equity. In addition, as the market prices are not readily available, and management does not have significant influence, the investment was accounted for as a cost method investment.

On December 31, 2009 Concorde entered into binding agreements with the majority shareholders KEC, under which KEC will acquire Concorde’s principal operating subsidiaries, Pechora Energy Company and all other subsidiaries in return for shares of KEC and contingent earn out notes, subject to the fulfillment of certain future operating conditions. This transaction is due to Concorde’s pre-tax loss of $30 million for the year ended March 31, 2009, along with other economic conditions, and the need for additional capital. The completion of this transaction is subject to a number of conditions, including regulatory consents, bank consent, and approval of KEC shareholders. Because KEC is a private company and related share information is not available, the market value of the proposed shares is not readily available. In addition, the Company does not possess the required information to determine a reasonable amount of shares to be obtained and potential earn out note repayments without incurring excessive costs.

As the Company will more likely than not be required to sell the securities in order to recoup any or all of the Company’s original investment, an impairment loss of $1 million was recorded in operations for the year ended December 31, 2009.

Over the next twelve months, we believe that existing capital and anticipated funds from operations, if any, will be sufficient to sustain operations.

Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies searching for opportunities in the oil and gas industry. Such risks include, but are not limited to, our ability to secure a drilling rig, our ability to successfully drill for hydrocarbons, commodity price fluctuations, delays in drilling or bringing production, if any, on line, an evolving business model and unpredictable availability of qualified oil and gas exploration prospects and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and development plan, successfully identify future drilling locations, continue to rely on qualified independent consultants, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation

We do not believe that inflation has had a significant impact on our consolidated results of operations or financial condition.

Recent pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles). The FASB ASC became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. The new codification system reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. This standard, which is now considered FASB ASC Topic No.105, became effective for financial statements issued for reporting periods that end after September 15, 2009.

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC required companies to comply with the amended disclosure requirements for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption was not permitted.

In order to align the oil and gas reserve estimation and disclosure requirements of extractive activities with the requirements in the Securities and Exchange Commission’s final rule, amendments were made to ASC Topic No. 932 (formerly FASB Staff Position No. 69), Extractive Activities-Oil and Gas. The primary changes in the amended Topic 932 are as follows:

•

Amending the definition of proved oil and gas reserves to indicate that entities must use the average, first-day-of-the-month price during the 12-month period before the ending date of the period covered by the report (the 12-month average price) rather than the year-end price, when estimating whether reserve quantities are economical to produce.

•

Change the price used to calculate the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future cash flows from the year-end price to the 12-month average price used in calculating proved reserves.

•	Adding to and amending other definitions in the Master Glossary used in estimating proved oil and gas reserves quantities (for example, reliable technology and reasonable certainty).

•

Requiring that an entity disclose separately information about reserve quantities and financial statement amounts for geographic areas that represent 15 percent or more of proved reserves. In addition, Topic 932 is amended to indicate that the quantity of reserves is not the only factor that should be considered in determining whether reserves are significant (that is, an entity would be required to consider all facts and circumstances in determining whether reserves are significant).

•	Clarifying that an entity’s equity method investments must be considered in determining whether it has significant oil- and gas producing activities.

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

Effective January 1, 2008, the Company adopted ASC Topic No. 825, The Fair Value Option for Financial Assets and Financial Liabilities (formerly SFAS 159). Topic No. 825 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The adoption of Topic No. 825 did not have any impact on the Company’s consolidated financial condition and results of operations.

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

In April 2008, the FASB issued ASC Topic No. 350 and No. 275 (formerly FASB Staff Position No. 142-3), Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under Topic No. 350 (also formerly SFAS 142), Goodwill and Other Intangible Assets. Topic No. 350 and No. 275 require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. Topic No. 350 and No. 275 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. Topic No. 350 and No. 275 is effective for financial statements for fiscal years beginning after December 15, 2008. The adoption of Topic No. 350 and No. 275 did not have a material impact on the Company’s consolidated financial condition and results of operations.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2009 and 2008. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents and investments. Fair values were assumed to approximate carrying values for cash, cash equivalents, and accounts payable and accrued expenses because they are short term in nature and their carrying amounts approximate fair values as they are payable on demand.

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

Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated ceiling”. The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and natural gas properties. In calculating future net cash flows, current prices and costs are generally held constant indefinitely. The net book value of oil and natural gas properties, less related deferred income taxes is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, all or a portion of the excess above the ceiling may not be written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that all or a portion of such excess above the ceiling would not have existed if the increased prices were used in the calculations. As of December 31, 2009, the Company had accumulated impairment of $15,468,368 as a result of the full cost ceiling test for the years 2006 through 2009. As of December 31, 2009, the net carrying value of the Company’s investment in oil and gas properties is zero.

Revenue is recognized in the period in which title to the petroleum or natural gas transfers to the purchaser.

Income taxes

We follow FASB new guidance issued within ASC Topic No. 740, Accounting for Income Taxes, for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

All of the Company’s current oil and gas activities are located offshore Sharjah, UAE and there are no income taxes due as there are no earnings or dividends distributed or repatriated.

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

The Company’s wholly owned subsidiaries have not filed required foreign tax returns that were due for the years ended December 31, 2005, 2006, 2007 and 2008. No material tax liability is anticipated however the Company will not be in compliance until such reporting is made. Management has engaged qualified firms to prepare delinquent tax returns for filing. No accrual has been made for potential tax liabilities, penalties or interest.

In 2006, the FASB issued new guidance within ASC Topic No. 740 (formerly Interpretation No. 48), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 Accounting for Income Taxes. This topic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. ASC Topic No. 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted this topic as of January 1, 2007, as required.

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as other general and administrative expense. There was no interest or other general and administrative expenses accrued or recognized related to income taxes for the year ended December 31, 2009. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the year ended December 31, 2009 or during the prior three years. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

Stock-Based Compensation

The Company adopted FASB ASC Topic No. 505 and Topic No. 718 (formerly SFAS No. 123R) Share Based Compensation effective January 1, 2006, and is applying the retrospective method, whereby compensation cost associated with the unvested portion of awards granted after December 2004 are recognized over the remaining vesting period. Under this method, prior periods are revised for comparative purposes.

Contractual Obligations

The Company leases office facilities in Dubai under a two year operating lease agreement that expires on October 13, 2011, totaling approximately $105,000. There were no other material contractual obligations as of December 31, 2009.

We believe that we have sufficient working capital to meet our currently anticipated expenditure levels for the next 12 months. Total stockholders’ equity was approximately $5.4 million at December 31, 2009.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sky Petroleum, Inc.;

We have audited the accompanying consolidated balance sheets of Sky Petroleum, Inc. and subsidiaries, as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sky Petroleum, Inc. and subsidiaries, as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ WHITLEY PENN LLP

Dallas, Texas March 31, 2010

Sky Petroleum, Inc.

Consolidated Balance Sheets

	As of December 31, 2009	As of December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$5,024,899	$5,242,260
Accounts receivable	504,774	-
Inventory - oil in storage	-	21,796
Prepaids and other current assets	30,752	-
Total Current Assets	5,560,425	5,264,056

Investment in oil and gas properties, net	-	1,062,572
Fixed assets, net	2,472	1,429
Deposits and other assets	8,315	4,209
Investment in non-affiliated entity	-	1,000,000
Total Other Assets	10,787	2,068,210

Total Assets	$5,571,212	$7,332,266

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$198,598	$190,967

Commitments and contingencies

Stockholders’ equity:
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized,
58,793,709 shares issued and outstanding	58,794	58,794
Additional paid-in capital	40,348,746	40,343,117
Accumulated deficit	(35,034,926)	(33,260,612)
Total Stockholders’ Equity	5,372,614	7,141,299

Total Liabilities and Stockholders’ Equity	$5,571,212	$7,332,266

The accompanying notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008

Oil revenues	$1,604,531	$2,248,523

Expenses:
Lease operating expenses	120,204	59,716
Depletion and depreciation	833,176	1,143,990
Impairment of oil and gas properties	230,825	665,170
Consulting services	503,119	266,500
Stock based compensation	5,629	113,675
General and administrative	691,591	1,237,121
Impairment of investment in non-affiliated entity	1,000,000	-
Total expenses	3,384,544	3,486,172

Net operating loss	(1,780,013)	(1,237,649)

Other income:
Interest income	5,699	111,511

Net loss	$(1,774,314)	$(1,126,138)

Net loss per share - basic and diluted	$(0.03)	$(0.02)
Weighted average number of
common shares outstanding - basic and diluted	58,793,709	58,793,709

The accompanying notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2009 and 2008

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance at December 31, 2007	58,793,709	$58,794	$40,226,188	$(32,134,474)	$8,150,508
Stock based compensation	-	-	113,675	-	113,675
Other	-	-	3,254	-	3,254
Net loss	-	-	-	(1,126,138)	(1,126,138)
Balance at December 31, 2008	58,793,709	58,794	40,343,117	(33,260,612)	7,141,299
Stock based compensation	-	-	5,629	-	5,629
Net loss	-	-	-	(1,774,314)	(1,774,314)
Balance at December 31, 2009	58,793,709	$58,794	$40,348,746	$(35,034,926)	$5,372,614

The accompanying notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,774,314)	$(1,126,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of investment in non-affiliated entity	1,000,000	-
Stock based compensation	5,629	113,675
Depletion and depreciation	833,176	1,143,990
Impairment of oil and gas properties	230,825	665,170
Changes in operating assets and liabilities -
Accounts receivable	(504,774)	-
Inventory - oil in storage	21,796	(21,796)
Prepaids and other current assets	(30,752)	6,841
Deposits and other assets	(4,106)	-
Accounts payable and accrued liabilities	7,631	(1,100,634)
Net cash used in operating activities	(214,889)	(318,892)

Cash flows from investing activities:
Purchase of fixed assets	(2,472)	-
Net cash used in investing activities	(2,472)	-

Cash flows from financing activities:
Other	-	3,254
Net cash provided by financing activities	-	3,254

Net decrease in cash and cash equivalents	(217,361)	(315,638)
Cash and cash equivalents at beginning of year	5,242,260	5,557,898
Cash and cash equivalents at end of year	$5,024,899	$5,242,260

Supplemental disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

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

On December 31, 2009, Sastaro received written notice from Buttes that Buttes had unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Buttes also notified Sastaro that the Concession Agreement, dated December 29, 1969, between the His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated. Buttes states that it has handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009.

Note 2 - Summary of Significant Accounting Policies

The consolidated financial statements included herein, presented in accordance with accounting principles generally accepted in the United States of America and stated in US dollars, have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

(a)	Basis of Consolidation

The accompanying financial statements present the consolidated accounts of the Company and its wholly owned subsidiaries, Bekata and Sastaro. All intercompany account balances and transactions have been eliminated.

(b)	Nature of Operations

The Company’s focus is on the acquisition, development and exploitation of long-lived oil and natural gas reserves and, to a lesser extent, exploration for new oil and natural gas reserves. The Company’s business activities are currently carried out primarily off-shore Sharjah, UAE.

(c)	Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of unsecured accounts receivable from unaffiliated crude oil purchasers and the well operator. A substantial portion of the Company’s oil reserves are located offshore off the coast of Sharjah, UAE and the Company may be disproportionately exposed to the impact of delays or interruptions of production from these wells due to mechanical problems, damages to the current producing reservoirs and significant governmental regulation, including any curtailment of production or interruption of transportation of oil or natural gas produced from the wells.

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

Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and natural gas properties. In calculating future net cash flows, current prices and costs are generally held constant indefinitely. The net book value of oil and natural gas properties, less related deferred income taxes is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, all or a portion of the excess above the ceiling may not be written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that all or a portion of such excess above the ceiling would not have existed if the increased prices were used in the calculations. As of December 31, 2009, the Company had accumulated impairment of $15,468,368 as a result of the full cost ceiling test for the years 2006 through 2009. As of December 31, 2009, the net carrying value of the Company’s investment in oil and gas properties is zero.

Sales of proved and unproved properties are accounted for as an adjustment of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and natural gas reserves, in which case the gain or loss is recognized.

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

The Company measures all share-based payments, including grants of employee stock options, using a fair-value based method in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 505 and Topic No. 718 (formerly SFAS No. 123R)Share-Based Payments. The cost of services received in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the grant date fair value of those awards amortized over the requisite service period.

(i)	Basic and Diluted Net Loss Per Share

Net loss per share is presented in accordance FASB ASC Topic No. 260 (formerly SFAS No. 128) Earnings Per Share. Basic net loss per share is computed based on the weighted average shares of common stock outstanding for the period. Common stock equivalents which represent stock options have been excluded from the computation of diluted net loss per share at December 31, 2009 and 2008 as their effect is anti-dilutive.

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

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and natural gas sold to purchasers. As of December 31, 2009 and 2008, the Company did not have any oil or natural gas imbalances recorded. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

(n)	Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principles. The FASB ASC became the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. The new codification system reorganizes the thousands of GAAP pronouncements into roughly

90 accounting topics and displays them using a consistent structure. Also included is relevant SEC guidance organized using the same topical structure in separate sections. This standard, which is now considered FASB ASC Topic No. 105, became effective for financial statements issued for reporting periods that end after September 15, 2009.

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum resource management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC required companies to comply with the amended disclosure requirements for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption was not permitted.

In order to align the oil and gas reserve estimation and disclosure requirements of extractive activities with the requirements in the SEC Commission’s final rule, amendments were made to ASC Topic No. 932 (formerly FASB Staff Position No. 69), Extractive Activities-Oil and Gas. The primary changes in the amended ASC Topic No. 932 are as follows:

•

Amending the definition of proved oil and gas reserves to indicate that entities must use the average, first-day-of-the-month price during the 12-month period before the ending date of the period covered by the report (the 12-month average price) rather than the year-end price, when estimating whether reserve quantities are economical to produce.

•

Change the price used to calculate the aggregate amount of (and changes in) future cash inflows related to the standardized measure of discounted future cash flows from the year-end price to the 12-month average price used in calculating proved reserves.

•	Adding to and amending other definitions in the Master Glossary used in estimating proved oil and gas reserves quantities (for example, reliable technology and reasonable certainty).
•

Requiring that an entity disclose separately information about reserve quantities and financial statement amounts for geographic areas that represent 15 percent or more of proved reserves. In addition, Topic No. 932 is amended to indicate that the quantity of reserves is not the only factor that should be considered in determining whether reserves are significant (that is, an entity would be required to consider all facts and circumstances in determining whether reserves are significant).

•	Clarifying that an entity’s equity method investments must be considered in determining whether it has significant oil- and gas producing activities.

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

Effective January 1, 2008, the Company adopted ASC Topic No. 825, The Fair Value Option for Financial Assets and Financial Liabilities (formerly SFAS 159). Topic No. 825 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The adoption of Topic No. 825 did not have any impact on the Company’s consolidated financial condition and results of operations.

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

As of June 30, 2008, Buttes incurred drilling costs totaling approximately $53,219,000, exceeding the original cost estimates and funding by the Company of $25,000,000, and thus reducing the Company’s preferred share of combined production revenue from 75% to 35.25% until such time as the Company has recouped its total investment, and thereafter an incremental decrease of production revenue to 18.84% until the Company has recouped two times its initial investment, and thereafter at 4.33%.

The Company’s operating costs are capped at $3.00 per barrel and royalty fees are 14.5% of gross production revenues under the Participation Agreement. On December 31, 2009, Sastaro received written notice from Buttes that Buttes had unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Buttes also notified Sastaro that the Concession Agreement, dated December 29, 1969, between the His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated. Buttes states that it has handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009.

Buttes has notified Sastaro that the Participation Agreement between Sastaro and Buttes is terminated. Under the terms of the Participation Agreement, the Registrant, through Sastaro, contributed $25 million in drilling and completion costs related to two in-fill wells, H2 and K2-ST4, for the right for the Registrant to participate in a share of their future production revenue.

As a result of these events, the Company incurred an impairment charge of $230,825, after recording depletion of $831,747 for the year ended December 31, 2009. As the investment in the wells was impaired to zero,the Company did not obtain estimated petroleum reserves as of December 31, 2009.

As of December 31, 2009 and 2008, the Company’s investment in oil and gas properties consisted of:

	2009	2008
Evaluated Properties:
Mubarek K2-ST4 Well	$13,173,901	$13,173,901

Mubarek H2 Well	13,457,501	13,457,501

Accumulated Depletion	(11,163,034)	(10,331,287)

Impairment	(15,468,368)	(15,237,543)

Total	$-	$1,062,572

As of December 31, 2009 and 2008, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 well of $13,457,501 and the Mubarek K2-ST4 well of $13,173,901. Based on the December 31, 2008 reserve report prepared by Energy Services Group Dubai (“ESG”) proven developed reserves, net to the Company’s interest were 30,301 barrels of oil. During the years ended December 31, 2009 and 2008, depletion expense of $831,747 and $1,142,013, respectively, was recorded. The depletion amortization rate per equivalent unit of production (bbls) was $35.07 and $57.02 for the years ended December 31, 2009 and 2008, respectively.

In addition, the reserve report estimated the net present value of recoverable reserves from the Mubarek H2 and K2-ST4 wells, discounted at 10%, to be $1,062,572 at December 31, 2008. Based on this information the Company recorded a full cost ceiling impairment expense of $665,170 to properly reflect the carrying value of its oil and gas properties at December 31, 2008.

There were no costs excluded from the impairment calculation at December 31, 2009 and 2008.

Note 4 - Revenue Entitlement Adjustment

On May 18, 2005, we announced that our wholly-owned subsidiary, Sastaro, entered into a Participation Agreement with Buttes. Under the terms of the Participation Agreement, Sastaro had the right to participate in a share of the future production revenue by contributing up to $25 million in drilling and completion costs related to two wells in an off-shore oil and gas project in the UAE. The project is located in the Ilam/Mishrif reservoir of the Mubarek Field area near Abu Musa Island in the Arabian Gulf, which we refer to as the Concession Area”. The Participation Agreement does not grant Sastaro any interest in the Concession Area other than the right to receive a share of future production revenue.

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

Note 5 - Investment in Non-Affiliated Entity

In 2007, we acquired a minority stake in the development of an oilfield in the Komi Republic of the Russian Federation by acquiring a 3.9% interest, subject to dilution, in Pechora Energy through its UK parent company, Concorde Oil & Gas Plc. (which we refer to as “Concorde”). This acquisition was essentially a carried interest as the Company will not be required to contribute additional funds as Concorde intends to fund the field development through debt and production revenues rather than further shareholder equity. In addition, as the market prices are not readily available, and management does not have significant influence, the investment was accounted for as a cost method investment.

On December 31, 2009, Concorde entered into binding agreements with the majority shareholders- Kuwait Energy Company (“KEC”), under which KEC will acquire Concorde’s principal operating subsidiaries, Pechora Energy Company and all other subsidiaries in return for shares of KEC and contingent earn-out notes, subject to the fulfillment of certain future operating conditions. This transaction is due to Concorde’s pre-tax loss of $30 million for the year ended March 31, 2009, along with other economic conditions, and the need for additional capital. The completion of this transaction is subject to a number of conditions, including regulatory consents, bank consent, and approval of KEC shareholders. Because KEC is a private company and related share information is not available, the market value of the proposed shares is not readily available. In addition, the Company does not possess the required information to determine a reasonable amount of shares to be obtained and potential earn-out note repayments without incurring excessive costs.

Evidence of loss in value that might indicate impairment of investments in companies is assessed to determine if such evidence represents a loss in value of the Company’s investment that is other than temporary. Examples of key indicators include a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment or geographic region. If evidence of another than temporary loss in fair value below carrying amount is determined, impairment is recognized. In the absence of market prices for the investment, discounted cash flows are used to assess fair value. As the Company will more likely than not be required to sell the securities in order to recoup its investment, an impairment loss of $1 million was recorded in operations for the year ended December 31, 2009.

Note 6 - Stock Options

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

On July 31, 2009, the Company issued 150,000 stock options to a newly appointed director. The options are exercisable at $0.50 per share and vest over the next three years.

For the years ended December 31, 2009 and 2008, the Company recorded $5,629 and $113,675, respectively, of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these stock option awards. No options were exercised during the years ended December 31, 2009 or 2008 therefore, the intrinsic value of options exercised during 2009 and 2008 is $0. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying stock option. In accordance with ASCTopic No. 718 and No. 505, the fair value of each stock option grant was estimated on the date of the grant, using the Black-Scholes option-pricing model. The 2009 stock options fair value of $5,629 was determined using the following attributes and assumptions: share price of $0.09, risk-free interest rate of 3.56%, expected dividend yield of 0%, expected life of 7 years, and expected volatility of 207%. The Company estimates forfeitures based on historical experience. As of December 31, 2009 and 2008, there was no unrecognized compensation expense related to non-vested stock option agreements.

Information regarding stock options outstanding as of December 31, 2009 is summarized below:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.50	150,000	6.59	$0.50	-	$-
$1.00	400,000	2.88	$1.00	400,000	$1.00
$1.29 - $1.88	800,000	5.03	$1.44	800,000	$1.44

The aggregate intrinsic value of exercisable options as of December 31, 2009 and 2008 was $0.

The following is a summary of stock option activity for 2009 and 2008:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2007	3,699,999	$1.08
Options cancelled	(2,000,000)	.98
Options granted	-	-
Options exercised	-	-
Balance, December 31, 2008	1,699,999	1.19
Options cancelled	(499,999)	.93
Options granted	150,000.50
Options exercised	-	-
Balance, December 31, 2009	1,350,000	$1.20	4.56

Exercisable, December 31, 2009	1,200,000	$1.29	4.31

Note 7 - Income Taxes

For the years ended December 31, 2009 and 2008, the Company had net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2009, the Company has accumulated operating losses totaling approximately $35 million. The net operating loss carry forwards will begin to expire in 2019 if not utilized. The Company has recorded net operating losses in each year since its inception through December 31, 2009. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at December 31, 2009 and 2008.

Non-current deferred tax assets were as follows for the date indicated:

	December 31,
	2009	2008
Net operating losses	$10,566,740	$9,950,104
Less: valuation allowance	(10,566,740)	(9,950,104)
Net non-current deferred tax asset	$-	$-

All of the Company’s current oil and gas activities are located offshore off the coast of Sharjah, UAE and there are no income taxes due as no earnings or dividends were distributed or repatriated.

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

The Company’s wholly owned subsidiaries have not filed required foreign tax returns due for the years ended December 31, 2005 through December 31, 2008. No material tax liability is anticipated. Management has engaged qualified firms to identify and prepare delinquent foreign tax returns for filing. The Company believes amounts due, if any, would not be material.

Reconciliation between the income tax benefit determined by applying the applicable Federal statutory income tax rate to the pre-tax loss is as follows for the period indicated:

	Year Ended December 31,
	2009	2008
Tax benefit at statutory income tax rate	$(621,010)	$(394,148)
Stock based compensation	1,970	39,786
Meals and entertainment	2,404	2,109
Change in valuation allowance	616,636	352,253
Tax benefit reported	$-	$-

Note 8 - Related Party Transactions

During 2008, the Company had a Consulting and Business Development Agreement with a related party whose owner was a director on the Company’s board. The director resigned effective May 31, 2008. At December 31, 2009 and 2008, $0 and $87,900, respectively, of related party consulting fees were included in consulting services totaling $503,119 and $266,500, respectively, in the accompanying Consolidated Statements of Operations. The Company’s agreement with ESG is in effect through June 30, 2011.

Note 9 – Commitments and Contingencies

The Company leases office facilities under a two year operating lease agreement that expires on October 13, 2011, totaling approximately $105,000. Rent payments due under this lease for the next two years is $50,832 and $42,066, respectively. The Company also rents other facilities on a month to month cancellable basis. Total rent expense was $56,394 in 2009, and $51,413 in 2008.

On December 31, 2009, Sastaro received written notice from Buttes that Buttes had unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Buttes also notified Sastaro that the Concession Agreement, dated December 29, 1969, between the His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated. Buttes states that it has handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009.

As a result of these events, the Company has notified Sastaro that the Participation Agreement between Sastaro and Buttes is terminated. Under the terms of the Participation Agreement, the Company, through Sastaro, contributed $25 million in drilling and completion costs related to two in-fill wells, H2 and K2-ST4, for the right for the Registrant to participate in a share of their future production revenue.

The Mubarek Field wells H2 and K2-ST4 continue to produce commercial amounts of oil, and the Company believes that there is significant residual value in H2 and K2-ST4. Consequently, the Company considers the Participation Agreement valid and in good standing.

Management is evaluating its rights under the Participation Agreement and will take any and all actions required to protect the interests of the Company, its shareholders and its investment in the Mubarek Field.

Note 10 - Supplemental Financial Information for Oil and Gas Producing Activities (Unaudited)

In January 2010, the FASB issued ASC Topic No. 932 to amend existing oil and gas reserve accounting and disclosure guidance to align its requirements with the SEC’s revised rules discussed in Note 2. The significant revisions involve revised definitions of oil and gas producing activities, changing the pricing used to estimate reserves at period end to a twelve month arithmetic average of the first day of the month prices and additional disclosure requirements. In contrast to the SEC rule, the FASB does not permit the disclosure of probable and possible reserves in the supplemental oil and gas information in the notes to the financial statements. The amendments are effective for annual reporting periods ending on or after December 31, 2009. Application of the revised rules is prospective and companies are not required to change prior period presentation to conform to the amendments. Application of the amended guidance has only resulted in changes to the prices used to determine proved reserves at December 31, 2009. The new guidelines have expanded the definition of proved undeveloped reserves that can be recorded from an economic producer. The opportunity to prove reasonable certainty for spacing areas located more than one direct development spacing area from economic producer did not impact the Company’s proved developed or undeveloped reserves.

The Company follows the guidelines prescribed in ASC Topic No. 932 for computing a standardized measure of future net cash flows and changes therein relating to estimated proved reserves. Future cash inflows and future production and development costs are determined by applying prices and costs, including transportation, quality, and basis differentials, to the year-end estimated quantities of oil and gas to be produced in the future. The resulting future net cash flows are reduced to present value amounts by applying a ten percent annual discount factor. Future operating costs are determined based on estimates of expenditures to be incurred in producing the proved oil and gas reserves in place at the end of the period using year-end costs and assuming continuation of existing economic conditions, plus Company overhead incurred. Future development costs are determined based on estimates of capital expenditures to be incurred in developing proved oil and gas reserves.

The assumptions used to compute the standardized measure are those prescribed by the FASB and the SEC. These assumptions do not necessarily reflect the Company’s expectations of actual revenues to be derived from those reserves, nor their present value. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these reserve quantity estimates are the basis for the valuation process. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

All of the Company’s operations are directly related to oil and gas producing activities located offshore in the Arabian Gulf off of the coast of Sharjah, UAE.

Our proved oil reserves have been estimated by petroleum reserve engineers in Dubai as of December 31, 2008, whom were affiliated with the Company through a mutual director until May 2008.

On December 31, 2009, Sastaro received written notice from Buttes that Buttes had unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Buttes also notified Sastaro that the Concession Agreement, dated December 29, 1969, between the His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated. Buttes states that it has handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009.

As a result of these events the investment in the wells was impaired to zero, and therefore, the Company did not obtain estimated petroleum reserves as of December 31, 2009.

Capitalized Costs Relating to Oil and Gas Producing Activities:

	2009	2008
Evaluated Properties:
Mubarek K2-ST4 Well	$13,173,901	$13,173,901

Mubarek H2 Well	13,457,501	13,457,501

Accumulated Depletion	(11,163,034)	(10,331,287)

Impairment	(15,468,368)	(15,237,543)

Total	$-	$1,062,572

Costs Incurred in Oil and Gas Producing Activities:

For the Years Ended December 31:	2009	2008
Acquisition of proved properties	$-	$-
Acquisition of unproved properties	-	-
Development costs	-	-
Exploration costs	-	-

Total Costs Incurred	$-	$-

Results of Operations from Oil and Gas Producing Activities:

	Year Ended December 31,
	2009	2008
Oil and gas revenues	$1,604,531	$2,248,523
Production costs	(120,204)	(59,716)
Exploration expenses	-	-
Depletion and depreciation	(831,747)	(1,143,990)
Impairment	(230,825)	(665,170)
Results of oil and gas producing operations before income taxes	421,755	379,647
Provision for income taxes	-	-
Results of Oil and Gas Producing Operations	$421,755	379,647

Proved Developed and Undeveloped Reserves

Our proved oil reserves have been estimated by petroleum reserve engineers in Dubai as of December 31, 2008, whom were affiliated with the Company through a mutual director until May 2008. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history, and changes in economic factors.

There were no proved undeveloped reserves as of December 31, 2009. Our proved developed reserves are summarized in the table below.

	Crude Oil Bbls
Reserves as of December 31:	2009	2008
Beginning of the period	30,301	39,906
Revisions of previous estimates	(6,582)	10,424
Extensions and discoveries	-	-
Production	(23,719)	(20,029)
End of the period	-	30,301

As of December 31, 2009, pursuant to the Participation Agreement, the Company is not liable for estimated well abandonment costs or net of salvage. Therefore, no abandonment costs are considered as part of the calculation of the full cost pool at December 31, 2009.

Price and cost revisions are primarily the net result of changes in year-end prices, based on beginning of year reserve estimates. Quantity estimate revisions are primarily the result of the extended economic life of proved reserves and proved undeveloped reserve additions attributable to increased development activity. The standardized measure of the Company’s proved crude oil and natural gas reserves at December 31, 2009 and 2008 was as follows:

At December 31:	2009	2008
Future cash inflows	$-	$1,252,051
Less: Future operating expenses	-	(106,319)
Future development costs	-	-
Future income taxes	-	-
Future net cash flows	-	1,145,732
10% annual discount	-	(83,160)

Standardized measure of discounted net cash flows	$-	$1,062,572

No income taxes have been provided above as future net cash flows are expected to be less than the Company’s tax basis in the properties. Future operating costs for 2008 include a 14.5% royalty expense.

Changes in the Standardized Measure

The principle sources of change in the standardized measure of discounted future net cash flows for the years ended December 31, 2009 and 2008 were as follows:

	2009	2008
Balance - beginning of year	$1,062,572	$2,869,755
Sales, net of operating expenses	-	(2,299,080)
Extensions and discoveries	-	-
Accretion of discount	-	(83,160)
Net changes in prices and productions costs	-	639,013
Revisions of prior estimates	(1,062,572)	(63,956)
Balance - end of year	$-	$1,062,572

No income taxes have been provided above because none are expected to be due because the future net cash flows are expected to be less than the Company’s basis in the properties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the interim Chief Executive Officer (“CEO”) and interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act). Based on that evaluation the CEO and CFO have concluded that the Company’s disclosure controls and procedures are adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of December 31, 2009 based on the criteria set forth inInternal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company’s Board of Directors consists currently of three directors. Directors are elected for one-year terms and serve until their successors are elected and qualified. All of the executive officers of the Company are full-time employees of the Company. Executive officers of the Company are appointed for a one-year term and serve until their respective successors have been selected and qualified; provided, however, such officers are subject to removal at any time by the affirmative vote of a majority of the Board of Directors. The ages of the directors, executive officers and key employees are shown as of December 31, 2009.

Name	Position	Director/Officer Since	Age
Karim Jobanputra(1)	Interim Chief Executive Officer, Director and Interim Principal Executive Officer	November 2, 2005	46

Michael D. Noonan(2)	Interim Chief Financial Officer, Vice President, Corporate, Secretary and Director	August 25, 2005	51

Shafiq Ur Rahman	Manager of Finance and Administration	May 29, 2006	58

Robert Curt(3)	Director	July 31, 2009	59

(1)	Mr. Jobanputra was appointed interim Chief Executive Officer on September 12, 2007.

(2)	Mr. Noonan was appointed as director on November 16, 2005. Mr. Noonan was appointed Secretary effective May 30, 2006. Mr. Noonan was appointed interim Chief Financial Officer on August 11, 2008.

(3)	Mr. Curt was appointed as director on July 31, 2009 by Unanimous Written Consent in Lieu of Special Meeting of the Board of Directors.

The following is a description of the principal occupations and other employment during the past five years and their directorships in certain companies of the directors of the Company. This information is as reported by the respective directors.

Karim Jobanputra - Interim Chief Executive Officer and Director. Mr. Jobanputra, age 46, is an entrepreneur and owns companies that do business mostly in the Middle East and Europe. Mr. Jobanputra has experience in the areas of corporate finance and international business development, and also works as a self-employed consultant based in the United Kingdom. For the past five years he has provided consulting services to companies in the areas of corporate finance and business development in the Asian and Middle East markets, including Indonesia, Qatar, Saudi Arabia, India and China. Karim Jobanputra has been a director of O2Diesel Corp. since July 15, 2003. Mr. Jobanputra was nominated as a director by Sheikh Hamad Bin Jassim Bin Jabr al-Thani, the holder of 3,055,556 shares of Series A Preferred Stock purchased on September 20, 2005 which was converted to 12,222,224 shares of common stock on April 20, 2007.

Mr. Jobanputra’s experience in corporate finance and international business development, ties with the oil and gas industry, experience with corporate finance and business development and history with the Company, give him unique qualifications to direct the Company at this time and meet the Company’s current needs in relation to its planned operations in the next fiscal year. For these reasons, the Board of Directors to the Company believes that Mr. Jobanputra is qualified and should continue as a director of the Company for the 2010 fiscal year.

Michael D. Noonan - Interim Chief Financial Officer, Vice President, Corporate and Director. Michael D. Noonan, age 51, has been the Company’s Vice President, Corporate since August 25, 2005 and was appointed interim Chief Financial Officer on August 11, 2008. Mr. Noonan has more than 15 years of investor relations, corporate finance and corporate governance experience. Prior to joining the Company, Mr. Noonan worked for Forgent Networks from May 2002 to February 2006, where he most recently served as the Senior Director of Investor Relations. Prior to working at Forgent, Mr. Noonan was employed for two years from March 2000 to March 2002, by Pierpont Communications, an investor and public relations firm, where he was a Senior Vice President. Mr. Noonan has also served as director of investor relations and corporate communications at Integrated Electrical Services, an electrical services company, and manager of investor relations and public affairs for Sterling Chemicals, a manufacturer of commodity chemicals. He received a Bachelor of Business Administration degree in Business Administration and Economics from Simon Fraser University in British Columbia, Canada; a Master of Business Administration degree from Athabasca University in Alberta, Canada; and an Executive Juris Doctorate from Concord School of Law in Los Angeles, California.

Mr. Noonan’s experience in corporate finance and corporate governance of public companies combined with his business administration skills and history with the Company, give him the unique qualifications to direct the Company at this time and meeting the Company’s current needs in relation to its planned operations in the next fiscal year. For these reasons, the Board of Directors to the Company believes that Mr. Noonan is qualified and should continue as a director of the Company for the 2010 fiscal year.

Shafiq Ur Rahman - Manager of Finance and Administration. Shafiq Ur Rahman, age 58, is our Manager of Finance and Administration. Mr. Rahman has more than 30 years experience in the oil and gas industry. Prior to joining the Company he served as Chief Accountant and Director of Finance and Administration for several companies, including in the past, Huston Oil and Minerals, Tenneco Oil, Lundin Oil (formerly International Petroleum Inc.), Arabex Petroleum, and Coplex Resources. From 1993-2003 Mr. Rahman worked as Chief Accountant to Resource Petrochemical Consultants. From October 2003- December 2005, Mr. Rahman was employed by Tanganyika Oil Company as Chief Accountant for its subsidiary Dublin International Petroleum (Syria). Mr. Rahman took an extended vacation prior to joining us on a part-time basis in February and full-time beginning in May of 2006. Mr. Rahman’s global experience includes working in various countries in the Middle East, North and West Africa, and Asia. Mr. Rahman has a Bachelor in Commerce degree from Karachi University.

Robert Curt – Director. Robert P.Curt, age 59, is a Director and has over thirty years of experience, primarily as an executive in Marine Transportation and Supply related functions. He is currently a Director, Projects at Mallory, Jones, Lynch, Flynn and Assoc., an independent consultant to the marine industry. Mr. Curt retired from ExxonMobil in 2007 after assignments in a variety of positions up to and including General Manager Marine Transportation for ExxonMobil Refining & Supply Company and Managing Director, Qatar Gas Transport Company. He is also a Trustee of the US Merchant Marine Academy and a member of the American Bureau of Shipping’s Advisory Council and Nominating Committee and serves on the boards of two publicly traded shipping and ship building companies. Mr. Curt is a 1972 graduate of the U.S. Merchant Marine Academy and holds an MBA in Finance from Iona College.

Mr. Curt’s extensive experience in the oil and gas industry and public company corporate governance and board experience give him the unique qualifications to direct the Company at this time and meeting the Company’s current needs in relation to its planned operations in the next fiscal year. For these reasons, the Board of Directors to the Company believes that Mr. Curt is qualified and should continue as a director of the Company for the 2010 fiscal year.

Relationships between Directors and Officers

None of our executive officers or directors or key employees is related by blood, marriage or adoption to any other director or executive officer.

Arrangements between Directors and Officers

To our knowledge, there is no arrangement or understanding between any of our officers and any other person pursuant to which the officer was selected to serve as an officer.

Legal Proceedings, Cease Trade Orders and Bankruptcy

As of the date of this Annual Report, no director or executive officer of the Company and no shareholder holding more than 5% of any class of voting securities in the Company, or any associate of any such director, officer or shareholder is a party adverse to the Company or any of our subsidiaries or has an interest adverse to the Company or any of our subsidiaries.

No director or executive officer of the Company is, as at the date of this Annual Report, or was within 10 years before the date of this Annual Report, a director, chief executive officer or chief financial officer of any company (including the Company), that:

(a)

was subject to a cease trade order, an order similar to a cease trade order or an order that denied the relevant company access to any exemption under securities legislation, for a period of more than 30 consecutive days, that was issued while the director or executive officer was acting in the capacity as director, chief executive officer or chief financial officer; or

(b)

was subject to a cease trade order, an order similar to a cease trade order or an order that denied the relevant company access to any exemption under securities legislation, for a period of more than 30 consecutive days, that was issued after the director or executive officer ceased to be a director, chief executive officer or chief financial officer and which resulted from an event that occurred while that person was acting in the capacity as director, chief executive officer or chief financial officer.

No director or executive officer of the Company, and no shareholder holding a sufficient number of securities of the Company to affect materially the control of the Company:

(a)

is, as at the date of this Annual Report, or has been within the 10 years before the date of this Annual Report, a director or executive officer of any company (including the Company) that, while that person was acting in that capacity, or within a year of that person ceasing to act in that capacity, became bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangement or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold its assets;

(b)

has, within 10 years before the date of this Annual Report, become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency, or become subject to or instituted any proceedings, arrangement or compromise with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of the director, executive officer or shareholder;

(c)

has, within 10 years before the date of this Annual Report, been the subject of, or a party to, any U.S. federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any U.S. federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(d)

has, within 10 years before the date of this Annual Report, been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C.78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C.1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

No director or executive officer of the Company, and no shareholder holding a sufficient number of securities of the Company to affect materially the control of the Company has been subject to:

(a)

any penalties or sanctions imposed by a court relating to securities legislation or by a securities regulatory authority or has entered into a settlement agreement with a securities regulatory authority; or

(b)	any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor in making an investment decision.

Karim Jobanputra and Michael D. Noonan were nominated to be elected as directors at our Annual General Meeting of Shareholders on August 8, 2007. Our 2008 Annual General Meeting of Shareholders was originally scheduled to be held at the offices of Dorsey & Whitney LLP, Republic Plaza Building, 370 Seventeenth Street, Suite 4700, Denver, Colorado 80202, on September 17, 2008 at 10:30 a.m. (MST). We failed to attain quorum and the meeting was adjourned until November 26, 2008 at 10:30 a.m. (MST) at the same location. Upon failure to attain a quorum at the adjourned time, the Board of Directors determined to cancel the Annual General Meeting of Shareholders. The Board of Directors expects to have an Annual General Meeting of Shareholders in the near future. Pursuant to the Company’s Bylaws, the previously elected and appointed directors continue in their office until their successors are duly elected and qualified.

Corporate Governance

The Company’s Board of Directors is responsible for the Company’s Corporate Governance policies and has separately designated standing Compensation, Nominating, and Audit Committees. Due to the resignations of Nigel McCue and Peter Cockcroft, these committees currently have no members. The full Board is currently handling the responsibilities of the designated committees until such time as qualified independent directors can be nominated and appointed to the Board and assigned to the committees. The Company’s Board determines independence based on the criteria for independence and un-relatedness prescribed by the Sarbanes-Oxley Act of 2002, section 10A (m) (3) and the NYSE Amex Equities.

Compensation Committee

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

Nominating Committee

The Corporate Governance and Nominating Committee currently have no members. Nominees for the election to the Board of Directors are recommended by the Nominating Committee. The Company has adopted a formal written board resolution addressing the nomination process and such related matters as may be required under federal securities laws.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee

The Company’s Board of Directors has a separately designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Company’s Audit Committee currently has no members.

The Company does not currently have an audit committee financial expert serving on the Audit Committee. The Company’s Board of Directors does not feel that an audit committee financial expert is necessary at this time given the current status of the Company, its operations and the fact that the Board of Directors is currently fulfilling the duties and responsibilities of the Audit Committee. The Board will continue to assess its role in acting as the Audit Committee and the need for an audit committee financial expert.

Diversity of the Board

The Company does not have a formal policy regarding diversity in the selection of nominees for directors. The Board does however consider diversity as part of its overall selection strategy. In considering diversity of the Board as a criteria for selecting nominees, the Corporate Board takes into account various factors and perspectives, including differences of viewpoint, professional experience, education, skills and other individual qualities and attributes that contribute to Board heterogeneity, as well as race, gender and national origin. The Board seeks persons with leadership experience in a variety of contexts and, among public company leaders, across a variety of industries. The Board believes that this expansive conceptualization of diversity is the most effective means to implement Board diversity. The Board will assess the effectiveness of this approach as part of its annual assessment of the performance of the Board.

Board Leadership Structure

The Board has reviewed the Company’s current Board leadership structure — which consists of a Chief Executive Officer and no Chairman of the Board— in light of the composition of the Board, the company’s size, the nature of the company’s business, the regulatory framework under which the company operates, the company’s shareholder base, the Company’s peer group and other relevant factors, and has determined that this structure is currently the most appropriate Board leadership structure for our company.

The Company does not have a lead independent director. Given the size of the Board, the Board does not believe that selecting a lead independent director would add significant benefits to the Board oversight role.

The Role of the Board in Risk Oversight

The understanding, identification and management of risk are essential elements for the successful management of the Company.

Risk oversight begins with the Board of Directors. The Board reviews and discusses policies with respect to risk assessment and risk management. The Board also has oversight responsibility with respect to the integrity of the Company’s financial reporting process and systems of internal control regarding finance and accounting, as well as its financial statements.

At the management level, an internal audit provides reliable and timely information to the Board and management regarding the company’s effectiveness in identifying and appropriately controlling risks. Annually, management presents to the Board a report summarizing the review of the company’s methods for identifying and managing risks.

The company also has a comprehensive internal risk framework, which facilitates performance of risk oversight by the Board.

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

Our Code of Ethics is available at our website at www.skypetroleum.com. We intend to disclose any waiver from a provision of our code of ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our code of ethics on our website. No waivers were granted from the requirements of our Code of Ethics during the year ended December 31, 2009, or during the subsequent period from January 1, 2010, through the date of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock (“10% stockholders”), to file reports of ownership and changes in ownership with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely upon information provided to us by individual officers, directors and 10% stockholders, we believe that all of these filing requirements were satisfied by our officers, directors, and 10% stockholders in fiscal 2009.

ITEM 11. EXECUTIVE COMPENSATION

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other executives for the fiscal year ended December 31, 2009 is as follows:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Comp.	Total
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Noonan Corporate Secretary, Vice President Corporate, and Director	2009	$159,600	(1)	7,500	-	-	-	-	-	$167,100
	2008	$159,600	(1)	-	-	-	-	-	118,444	$278,044

Karim Jobanputra Interim Chief Executive Officer and Director	2009	$254,100	(2)	7,500	-	-	-	-	-	$261,600
	2008	$39,600	(2)	-	-	-	-	-	87,985	$127,585

Shafiq Ur Rahman Manager of Finance and Administration	2009	$96,886		7,500	-	-	-	-	-	$104,386
	2008	$118,628		-	-	-	-	-	-	$118,628

(1)	Includes $120,000 paid in consulting fees for services as Corporate Secretary, $30,000 in director fees, and $9,600 in board of directors meeting allowance
(2)

Mr. Jobanputra receives $19,500 per month in compensation for his services as Interim Chief Executive Officer for eleven months in 2009. Includes $30,000 in director fees and $9,600 in board of director meeting allowance.

Executive Compensation Agreements and Summary of Executive Compensation

Report of the Board of Directors on Executive Compensation

During the year ended December 31, 2009, our Board of Directors was responsible for establishing compensation policy and administering the compensation programs of our executive officers.

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

Appointment of Karim Jobanputra - Interim Chief Executive Officer

On September 5, 2007 we appointed Mr. Karim Jobanputra as our interim Chief Executive Officer. During February of 2009 we entered into a consulting arrangement at a fee of $19,500 per month for the services of Mr. Jobanputra as our interim Chief Executive Officer. We have no written agreement with Mr. Jobanputra in connection with this consulting arrangement.

Consulting Agreement with Michael Noonan - Interim Chief Financial Officer and Corporate Secretary

In connection with the appointment of Mr. Michael Noonan as our Vice President Corporate on August 25, 2005, we entered into an Independent Contractor Services Agreement with amendments and a Confidentiality Agreement for the services of Mr. Noonan as our Vice President Corporate. Under these agreements, we anticipate that Mr. Noonan will serve as our Vice President Corporate at a consulting fee of $10,000 per month and continues thereafter until terminated by either party. Under the terms of the Confidentiality Agreement, Mr. Noonan is prohibited from disclosing certain confidential information with respect to Sky Petroleum for a period of five years following the termination of the Independent Contractor Services Agreement. In connection with Mr. Noonan’s appointment as Vice President Corporate, we granted Mr. Noonan stock options exercisable to acquire 600,000 shares of common stock exercisable at $1.29 per share of which 200,000 shares vested on April 30, 2006, 200,000 vested on April 30, 2007 and 200,000 shares vested on April 30, 2008.

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

Equity Awards

The following table sets forth certain information concerning our outstanding options for our named executive officers at December 31, 2009. None of our named executive officers had any unvested restricted stock awards at December 31, 2009.

Outstanding Equity Awards at Year-End 2009

	Option Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price	Option Expiration
Name	Exercisable	Unexercisable		Options (#)	($)	Date
Michael Noonan	600,000	0	(1)		1.29	9/28/2015
	200,000	0	(1)	-	1.88	11/16/2012

Karim Jobanputra	200,000	0	(2)	-	1.00	11/15/2012

Robert P. Curt	150,000	150,000	(3)	-	0.50	07/31/2016

Totals	1,150,000	150,000

(1)

Mr. Noonan was appointed as our Vice President, Corporate on August 25, 2005. On September 28, 2005, we granted Mr. Noonan options to purchase 600,000 shares of common stock at $1.29 per share, of which 200,000 shares vested on April 30, 2006, 200,000 vested on April 30, 2007 and 200,000 shares vested on April 30, 2008. As of December 31, 2009, all 600,000 options have vested. Mr. Noonan was appointed to our board of directors on November 16, 2005 and was granted 200,000 options at $1.88 per share, effective November 16, 2005, under our U.S. Employee Stock Option Plan, 1/3 vesting on the first anniversary of the grant and 1/3 vested each anniversary thereafter. As of December 31, 2009, all 200,000 options had vested.

(2)

Mr. Jobanputra was appointed to our board of directors on November 15, 2005 and was granted 200,000 options, effective November 15, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vested on the first anniversary of the grant and 1/3 vested each anniversary thereafter. As of December 31, 2009, all 200,000 options had vested.

(3)

Mr. Curt was appointed to our board of directors on July 31, 2009 and was granted 150,000 options, effective July 31, 2005, under our U.S. Employee Stock Option Plan, 1/3 vested on the first anniversary of the grant and 1/3 vested each anniversary thereafter. As of December 31, 2009, none of the 150,000 options had vested.

Director Compensation Agreements and Summary of Director Compensation Policies

Board Compensation

On January 11, 2006, our board of directors approved a compensation plan, effective November 16, 2005, pursuant to which each director would receive the following compensation:

•	annual director fees of $30,000 per year, payable quarterly in arrears;

•

director compensation options consisting of between 150,000 and 200,000 options exercisable to acquire shares of common stock between $0.50 and $1.00 per share for non-U.S. directors and at fair market value on the date of grant for U.S. directors;

•	meeting fees of $1,200 per meeting, including committee meetings; and

•	reimbursement of expenses related to service in the capacity of a member of the Board.

Compensation Interlocks and Insider Participation

There were no compensation committee or board interlocks among the members of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of March 29, 2010 by:

•	each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock;

•	our named executive officers;

•	our directors; and

•	all of our executive officers and directors as a group.

Name of Stockholder	Address	Amount and Nature of Beneficial Ownership		Percent of Class(1)
Directors and Named Executive Officers
Michael Noonan(1) Interim Chief Financial Officer, Vice President, Corporate, Director	401 Congress Avenue Suite 1540 Austin, Texas USA 78701	810,000		1.38%

Karim Jobanputra(2) Interim Chief Executive Officer, Director	P.O. Box 82 Doha State of Qatar	11,258,000		19.15%

Robert P. Curt(3) Director	401 Congress Avenue Suite 1540 Austin, Texas USA 78701	150,000		**

All Officers & Directors as a Group		12,218,000		20.78%

5% Stockholders

Metage Capital Limited (4)	8 Pollen Street London, W1S 1NG	3,243,042	(4)	5.52%

** Less than 1%.

(1)

Mr. Noonan was appointed as our Vice President, Corporate on August 25, 2005. On September 28, 2005, we granted Mr. Noonan options to purchase 600,000 shares of common stock at $1.29 per share, of which 200,000 shares vested on April 30, 2006, 200,000 vested on April 30, 2007 and 200,000 shares vested on April 30, 2008. As of December 31, 2009, all 600,000 options have vested. Mr. Noonan was appointed to our board of directors on November 16, 2005 and was granted 200,000 options, effective November 16, 2005, under our U.S. Employee Stock Option Plan, 1/3 vested on the first anniversary of the grant and 1/3 vested each anniversary thereafter. As of December 31, 2009, all 200,000 options had vested. Mr. Noonan also purchased 10,000 shares of the Company in the open market in March 2006.

(2)

Mr. Jobanputra was appointed to our board of directors on November 15, 2005 and was granted 200,000 options, effective November 15, 2005, under our non-U.S. Employee Stock Option Plan, 1/3 vested on the first anniversary of the grant and 1/3 vested each anniversary thereafter. As of December 31, 2009, all 200,000 options had vested. Mr. Jobanputra also purchased 11,058,000 shares of the Company from another shareholder in May 2009.

(3)

Mr. Curt was appointed to our board of directors on July 31, 2009 and was granted 150,000 options, effective July 31, 2009, under our non-U.S. Employee Stock Option Plan, 1/3 vested on the first anniversary of the grant and 1/3 vested each anniversary thereafter. As of December 31, 2009, none of the 150,000 options had vested.

(4)

Metage Capital Limited beneficially owns 1,576,671 common shares through Metage Funds Limited, a Cayman Islands investment company, and 1,666,371 common shares through Metage Special Emerging Markets Fund Limited, a Cayman Islands investment company.

We have no knowledge of any other arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of our company.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2009, except for the transactions described below, none of our directors, named executive officers or more-than-five-percent shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction, or in any proposed transactions which has materially affected or will materially affect us.

Consulting Arrangement with Karim Jobanputra

On September 5, 2007 we appointed Mr. Karim Jobanputra as our interim Chief Executive Officer. During February of 2009 we entered into a consulting arrangement at a fee of $19,500 per month for the services of Mr. Jobanputra as our interim Chief Executive Officer. We have no written agreement with Mr. Jobanputra in connection with this consulting arrangement.

Consulting Agreement with Michael Noonan

In connection with the appointment of Mr. Michael Noonan as our Vice President Corporate on August 25, 2005, we entered into an Independent Contractor Services Agreement and a Confidentiality Agreement for the services of Mr. Noonan as our Vice President Corporate. Under these agreements, we anticipate that Mr. Noonan will serve as our Vice President Corporate until July 31, 2006 at a consulting fee of $10,000 per month. Under the terms of the Confidentiality Agreement, Mr. Noonan is prohibited from disclosing certain confidential information with respect to Sky Petroleum for a period of five years following the termination of the Independent Contractor Services Agreement. In connection with Mr. Noonan’s appointment as Vice President Corporate, we granted Mr. Noonan stock options exercisable to acquire 600,000 shares of common stock exercisable at $1.29 per share of which 200,000 shares vested on April 30, 2006, 200,000 vested on April 30, 2007 and 200,000 shares vested on April 30, 2008. We entered into addendums to the Independent Contractor Services Agreement to extend the term of the Agreement though July 31, 2007, 2008, 2009 and now will continue thereafter until terminated by either party.

Consulting Agreement with VCFO

On February 5, 2007, we entered into a letter agreement with virtualcfo, Inc. (d/b/a/ vcfo), engaging the services of vcfo to provide oversight and guidance to the finance and accounting team. Under the Agreement, a Senior CFO at vcfo, was assigned to us to provide CFO level support, including assisting us with operational and public reporting requirements, oversight and guidance of finance and accounting matters, and such other assistance as needed by our finance and accounting team.

Director Independence

We have three (3) directors at December 31, 2009, one of which is an independent director, as follows:

•	Karim Jobanputra

•	Michael D. Noonan

•	Robert P. Curt (Independent)

An “independent” director is a director whom the Board of Directors has determined satisfies the requirements for independence under the Sarbanes-Oxley Act of 2002, section 10A(m)(3) and under section 803A of the NYSE Amex Company Guide.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s independent registered public accounting firm for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for 2009 and 2008 and reviews of the consolidated financial statements included in the Company’s Forms 10-K and 10-Q for 2009 and 2008 were approximately $69,000 and $64,000, respectively.

Audit-Related Fees

The aggregate fees billed by the Company’s independent registered public accounting firm for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above for 2009 and 2008 were $0.

Tax Fees

The aggregate fees billed by the Company’s independent registered public accounting firm for professional services for tax compliance, tax advice, and tax planning for 2009 and 2008 were approximately $29,000 and $0, respectively.

All Other Fees

The aggregate fees billed by the Company’s independent registered public accounting firm for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for 2009 and 2008 were $0.

PART IV

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

SKY PETROLEUM, INC.

March 31, 2010	By:	/s/ KARIM JOBANPUTRA Karim Jobanputra Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/	KARIM JOBANPUTRA	Interim Chief Executive Officer and Director	March 31, 2010
	Karim Jobanputra	(Principal Executive Officer)

/s/	MICHAEL D. NOONAN	Interim Chief Financial Officer and Director	March 31, 2010
	Michael D. Noonan	(Principal Financial Officer and
Principal Accounting Officer)

/s/	ROBERT CURT	Director	March 31, 2010
Robert Curt