Form 10-Q
period 2010-03-31
SKY PETROLEUM, INC.
filed 2010-05-17
CIK 1183276

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _______________  to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    ☒  Yes    ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐   Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐ Yes      ☒   No

Number of Shares outstanding at May 14, 2010:  58,793,709

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NOTE: These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at March 31, 2010 (unaudited) and December 31, 2009, the unaudited Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, and unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009.

Sky Petroleum, Inc.
Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	Unaudited
Assets
Current assets:
Cash and cash equivalents	$5,195,760	$5,024,899
Accounts receivable	-	504,774
Prepaids and other current assets	33,416	30,752
Total Current Assets	5,229,176	5,560,425

Fixed assets, net	2,160	2,472
Deposits and other assets	8,315	8,315
Total Other Assets	10,475	10,787

Total Assets	$5,239,651	$5,571,212

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$135,950	$198,598

Commitments and contingencies

Stockholders’ equity:
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized,
58,793,709 shares issued and outstanding	58,794	58,794
Additional paid-in capital	40,348,746	40,348,746
Accumulated deficit	(35,303,839)	(35,034,926)
Total Stockholders’ Equity	5,103,701	5,372,614

Total Liabilities and Stockholders’ Equity	$5,239,651	$5,571,212

The accompanying Notes are an integral part of these consolidated financial statements.

1

Sky Petroleum, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Oil revenues	$-	$218,748

Expenses:
Lease operating expenses	-	22,774
Depletion and depreciation	312	227,795
Consulting services	107,600	116,732
Other general and administrative	161,104	139,160

Total expenses	269,016	506,461

Net operating loss	(269,016)	(287,713)

Interest income	103	578

Net loss	$(268,913)	$(287,135)

Net loss per share - basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding - basic and diluted	58,793,709	58,793,709

The accompanying Notes are an integral part of these consolidated financial statements.

2

Sky Petroleum, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(268,913)	$(287,135)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion and depreciation	312	227,795
Changes in operating assets and liabilities:
Accounts receivable	504,774	-
Inventory	-	(2,180)
Prepaids and other current assets	(2,664)	(7,500)
Accounts payable and accrued liabilities	(62,648)	(2,391)
Net cash provided by (used in) operating activities	170,861	(71,411)

Net increase (decrease) in cash and cash equivalents	170,861	(71,411)
Cash and cash equivalents at the beginning of period	5,024,899	5,242,260
Cash and cash equivalents at the end of period	$5,195,760	$5,170,849

The accompanying Notes are an integral part of these consolidated financial statements.

3

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

On December 31, 2009, Sastaro received written notice from Buttes that Buttes had unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Buttes also notified Sastaro that the Concession Agreement, dated December 29, 1969, between His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated.  Buttes states that it has handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary corporations, after elimination of all intercompany accounts, transactions and profits.

Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q Quarterly Report pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, the interim unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the financial position and results of operations for each interim period shown in conformity with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of cash and cash equivalents, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments are held for trading purposes.

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

As a result of these events, the Company incurred an impairment charge of $230,825, after recording depletion of $831,747 for the year ended December 31, 2009. As the investment in the wells was impaired to zero, the Company did not obtain estimated petroleum reserves as of December 31, 2009.

As of March 31, 2010 and December 31, 2009, the Company's investment in oil and gas properties was zero.

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

There were no options granted during the three months ended March 31, 2010 or 2009 and as such there is no compensation expense during the periods respectively.  No options were exercised during the three months ended March 31, 2010 or 2009, therefore, the intrinsic value of options exercised during 2010 and 2009 is zero. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying stock option. In accordance with Accounting Standards Codification Topic No. 718 and 505, the fair value of each stock option grant was estimated on the date of the grant, using the Black-Scholes option-pricing model.  As of March 31, 2010, there was no unrecognized compensation expense related to non-vested stock option agreements.

Information regarding stock options outstanding as of March 31, 2010 is summarized below:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.50	150,000	6.34	$0.50	-	$-
$1.00	400,000	2.63	$1.00	400,000	$1.00
$1.29 - $1.88	800,000	4.78	$1.44	800,000	$1.44

The aggregate intrinsic value of exercisable options as of March 31, 2010 is $0.

The following is a summary of stock option activity for the three months ended March 31, 2010 and for the year ended December 31, 2009:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2008	1,699,999	$1.19
Options cancelled	(499,999)	.93
Options granted	150,000	.50
Options exercised	-	-
Balance, December 31, 2009	1,350,000	1.19
Options cancelled	-	-
Options granted	-	-
Options exercised	-	-
Balance, March 31, 2010	1,350,000	$1.20	4.32

Exercisable, March 30, 2009	1,200,000	$1.29	4.06

Note 4 - Income Taxes

For the three months ended March 31, 2010 and 2009, the Company had net losses of $268,913 and $287,135, respectively. No benefit or provision for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2010, the Company has accumulated net operating losses totaling approximately $35.3 million. The net operating loss carry forwards will begin to expire in 2019 if not utilized. The Company has recorded net operating loss carry forwards in each year since its inception and through March 31, 2010. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets.

All of the Company’s oil and gas activities were located offshore from the coast of Dubai, UAE and there are no income taxes due as there were no earnings or dividends distributed or repatriated.

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

The Company’s wholly owned subsidiaries have not filed required foreign tax returns due for the years ended December 31, 2005, through December 31, 2009. No material tax liability is anticipated.  Management has engaged qualified firms to identify and prepare delinquent foreign tax returns for filing. The Company believes amounts due, if any, would not be material.

Note 5 – Commitments and Contingencies

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

As a result of these events, the Company has notified Sastaro that the Participation Agreement between Sastaro and Buttes is terminated. Under the terms of the Participation Agreement, the Company, through Sastaro, contributed $25 million in drilling and completion costs related to two in-fill wells, H2 and K2-ST4, for the right for the Company to participate in a share of their future production revenue.

The Mubarek Field wells H2 and K2-ST4 produced commercial amounts of oil up to December 29, 2009, and the Company believes that there is significant residual value in H2 and K2-ST4.  Consequently, the Company considers the Participation Agreement valid and in good standing.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of the Business” and “Management’s Discussion and Analysis” of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Our management has included projections and estimates in this Report, which are based primarily on management's experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Management’s Discussion and Analysis

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth elsewhere in this report. See “Forward-Looking Statements” above.

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

As a result of these events, Buttes alleges that the Participation Agreement between Sastaro and Buttes is terminated.  We strongly object with Crescent and Butte’s assessment of the economic viability of the Mubarek Field.  The Mubarek Field continues to produce substantial amounts of oil and we believe that there is significant economic life left in the field.  Consequently, we consider the Participation Agreement valid and in good standing.  Management is exercising its rights under the Participation Agreement and is taking and will take any and all actions required to protect our interests, our shareholders and our investment in the Mubarek Field.

Mubarek H2 Well

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of approximately 150,413 gross barrels through December 31, 2009. During the first quarter of 2010 there was no production from the Mubarek H2 due to events as described above.  Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Mubarek K2-ST4 Well

Since the Mubarek K2-ST4 well was completed in the second quarter of 2007, it has produced a total of approximately 149,471 gross barrels through December 31, 2009.  During the first quarter of 2010 there was no production from the Mubarek K2-ST4 due to events as described above.  Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Other Projects

On October 14, 2009, we entered into a non-binding letter of intent to invest in and acquire Suntera Resources’ interests in two onshore oil & gas blocks in Nigeria.  The letter of intent expired in April 2010.

We have acquired a minority stake in the development of an oilfield in the Komi Republic of the Russian Federation by acquiring a 3.9% interest, subject to dilution, in Pechora Energy through its UK parent company, Concorde Oil & Gas Plc. (which we refer to as “Concorde”).  Concorde held its annual general meeting on December 29, 2009, with a notice to be reconvened on April 20, 2010.  At the April 20, 2010 meeting the Concorde shareholders approved resolutions disposing its operating assets to Kuwait Energy Company (“KEC”), one of the majority shareholders.  We are currently reviewing our investment in this project.

We continue to explore other business opportunities in the energy sector.

Plan of Operation

Our plan of operation and business strategy is to focus on producing or near-production oil and gas properties, and other energy related projects, in the Middle East, Africa, South East Asia, the Balkans and the Former Soviet Union (“FSU”), assuming adequate funding is available. We intend to seek niche opportunities through the contacts of our officers and directors in the region. We intend to limit our administrative and overhead expenses by seeking operating partners and participating in projects as non-operator. We intend to use contractors or consultants as much as and where possible. Assuming we have adequate funding, our goal during the next twelve months ending March 31, 2011 is to assess and obtain additional joint venture opportunities in new regions, although we have no agreements to do so at this time.

The strategic overview of Sky Petroleum is as follows:

•
To identify opportunities to participate in oil and gas projects and other energy related projects in the Middle East, Africa, South East Asia, the Balkans and the FSU through strategic participation agreements, farm-ins or joint ventures.

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

Operations

Comparison of the three months ended March 31, 2010 with the three months ended March 31, 2009

For the three months ended March 31, 2010, we had a net loss of $268,913 as compared to a net loss of $287,135 for the three months ended March 31, 2009.  There were no lifts for the first quarter of 2010 versus one lift for the comparable first quarter of 2009 with revenues of $218,748, compared to no revenue for the first quarter of 2010.

Operating expenses were lower in the first quarter of 2010 totaling $269,016, as compared with the first quarter of 2009 of $506,461 largely as a result of a decrease in depletion of approximately $228,000. There was no depletion recorded in 2010 due to the impairment of the wells.

Liquidity and Capital Resources

Since inception, we have financed our cash flow requirements through the issuance of equity. As we expand our activities, we may from time to time experience net negative cash flows from operations pending receipt of periodic receipt of sales proceeds. The Company may use excess cash investments, debt or equity financing to augment working capital.

As of March 31, 2010, we had current assets of $5,229,176 including cash and cash equivalents of $5,195,760 of which $4,260,321 was held in time deposits, as described below. We had current liabilities of $135,950.  The Company had $5,093,226 of working capital at March 31, 2010 compared to $5,361,827 at December 31, 2009.  Total  Stockholder’s equity was $5,103,701 at March 31, 2010.

Net cash provided by operating activities during the three months ended March 31, 2010 was $170,861 as compared to net cash used of $71,411 for the comparable period in 2009. Total assets as of March 31, 2010 were $5,239,651 compared to total assets of $5,571,212 as of December 31, 2009. Stockholders’ equity as of March 31, 2010 was $5,103,701 compared to Stockholders’ equity of $5,372,614 as of December 31, 2009. The decrease in assets and stockholders’ equity is primarily due to collection of the December lift proceeds of approximately $505,000 in January 2010, less operating expenses of $269,016 for the three months ended March 31, 2010.

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

As of March 31, 2010, the Company has capitalized drilling and completion costs incurred for the Mubarek H2 and Mubarek K2-ST4 wells of $13,457,501 and $13,173,901, respectively.  Based upon the December 31, 2008 reserve report prepared by ESG, proved developed reserves net to the Company's interests were 30,301 barrels of oil. ESG was considered an affiliate of the Company at one time because a director of the Company, who has since resigned, had an ownership interest in ESG.  During the three months ended March 31, 2010, there were no barrels of oil net to the Company’s interest due to the factors discussed above under “Overview”.

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of approximately 150,413 gross barrels through December 31, 2009. During the first quarter of 2010 there was no production from the Mubarek H2 due to events as described above under “Overview”.  Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

Since the Mubarek K2-ST4 well was completed in the second quarter of 2007, it has produced a total of approximately 149,471 gross barrels through December 31, 2009.  During the first quarter of 2010 there was no production from the Mubarek K2-ST4 due to events as described above under “Overview”.  Actual production may vary from our forecasts or estimates, and does not include any additional production from other Mubarek wells, planned or contemplated, if any.

We believe that we have sufficient working capital to meet our currently anticipated expenditure levels for the next 12 months.   However, if we identify additional prospects for the implementation of the Company’s plan of operation, we will require additional financing to fund such operations.

There was a severe deterioration in global credit and equity markets in 2007 through 2009.  This resulted in the need for government intervention in major banks, financial institutions and insurers and also resulted in greater volatility, increased credit losses and tighter credit conditions.  These disruptions in the credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While market conditions have generally improved in the first quarter of 2010, access to capital and credit remains limited compared to capital markets before the deterioration in 2007.   As our operating plan includes reliance on equity financings in order to fund future additional prospects, these current market conditions could make it difficult or impossible for us to raise necessary funds to meet our operating plan. If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities or debenture issuances.

Currently, we have cash assets of $4,260,321 invested in 7-day term deposits with HSBC, a bank in the United Arab Emirates.  We do not expect these deposits to be affected by the current financial conditions and we do not anticipate that the bank in which they are deposited will fail.  Management continues to monitor the state of the financial markets and will make adjustments to the investment of cash assets based on the current and anticipated capital requirements of the Company, the stability of the markets, the rate of return on time deposits, money market accounts and bonds, and the levels of protection provided by such investments.

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

During the quarter ended March 31, 2010, we had no material transactions affecting our liquidity and capital resources.

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

Investment in oil and gas properties

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

Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and natural gas properties. In calculating future net cash flows, current prices and costs are generally held constant indefinitely. The net book value of oil and natural gas properties, less related deferred income taxes is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, all or a portion of the excess above the ceiling may not be written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that all or a portion of such excess above the ceiling would not have existed if the increased prices were used in the calculations. As of March 31, 2010 and December 31, 2009, the Company had accumulated impairment of $15,468,368 as a result of the full cost ceiling test for the years 2006 through 2009. As of March 31, 2010 and December 31, 2009, the net carrying value of the Company’s investment in oil and gas properties is zero.

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

Contractual Obligations

The Company has had no material changes to its contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the first quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A - Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Form 10-K, which was filed with the SEC on March 31, 2010.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 – [RESERVED]

Item 5 - Other Information

None

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

Date: May 17, 2010