Form 10-Q
period 2010-06-30
SKY PETROLEUM, INC.
filed 2010-08-13
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Number of Shares outstanding at August 10, 2010: 58,793,709

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NOTE: These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009, the unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, and unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009.

Sky Petroleum, Inc.
Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,901,575	$5,024,899
Accounts receivable	51,764	504,774
Other current assets	34,752	30,752
Total Current Assets	4,988,091	5,560,425

Investment in oil and gas properties, net - full-cost method of accounting (Note 2)	1,230,000	-
Fixed assets, net	8,216	2,472
Deposits and other assets	11,055	8,315
Total Other Assets	1,249,271	10,787

Total Assets	$6,237,362	$5,571,212

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$23,962	$30,000
Accrued liabilities, including $700,000 related to consulting fees in 2010	895,156	168,598
Total Current Liabilities	919,118	198,598

Commitments and contingencies

Stockholders’ equity:
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized,
58,793,709 shares issued and outstanding	58,794	58,794
Additional paid-in capital	40,828,746	40,348,746
Accumulated deficit	(35,569,296)	(35,034,926)
Total Stockholders’ Equity	5,318,244	5,372,614

Total Liabilities and Stockholders’ Equity	$6,237,362	$5,571,212

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Oil revenues	$85,570	$307,576	$85,570	$526,324

Expenses:
Lease operating expenses	33,806	29,261	33,806	52,035
Depletion and depreciation	289	234,123	601	461,918
Consulting services	106,645	125,062	187,706	241,794
Other general and administrative	210,367	94,257	398,009	233,418

Total expenses	351,107	482,703	620,122	989,165

Net operating loss	(265,537)	(175,127)	(534,552)	(462,841)

Interest income	79	230	182	808

Net loss	$(265,458)	$(174,897)	$(534,370)	$(462,033)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	58,793,709	58,793,709	58,793,709	58,793,709

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2011
Cash flows from operating activities:
Net loss	$(534,370)	$(462,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	601	461,918
Changes in operating assets and liabilities:
Accounts receivable	453,010	(278,315)
Inventory	-	(2,710)
Other current assets	(4,000)	-
Accounts payable and accrued liabilities	(29,480)	(103,575)
Net cash used in operating activities	(114,239)	(384,715)

Cash flows from investing activities:
Purchases of fixed assets	(6,345)	(2,473)
Cash deposits on equipment	(2,740)	-
Net cash used in investing activities	(9,085)	(2,473)

Net decrease in cash and cash equivalents	(123,324)	(387,188)
Cash and cash equivalents at the beginning of period	5,024,899	5,242,260
Cash and cash equivalents at the end of period	$4,901,575	$4,855,072

Non-Cash Investing and Financing Activities:
Acquisition of oil and gas investment, including fair value of 1,500,000 shares	$1,230,000	$-

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Notes to Consolidated Financial Statements

Note 1- Description of Business - Nature of Operations and Basis of Presentation

Nature of Operations

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

Blocks Four, Five and Dumre in Albania

On June 24, 2010, Sky Petroleum executed a Production Sharing Contract (“PSC”), covering three exploration blocks, Four, Five, and Dumre in the Republic of Albania.  Sky has been granted exclusive rights under the PSC to these three exploration blocks totaling approximately 5,000 km2 (1.2 million acres), representing approximately 20% of the landmass of Albania.

The PSC has a seven year term with three exploration periods.  Commitments on the blocks during the first exploration period of two years include geology and geophysics (“G&G”), reprocessing of existing seismic and additional seismic acquisition.  Two wells and additional G&G will be undertaken in the subsequent exploration periods.  Upon commercial discovery of gas, the agreement allows for development and production periods of 25 years plus extensions at the Company’s option.

Block Four is located in south east Albania, bordering on Greece.  The exploration block covers an area of approximately 2,264 km2 (540,000 acres).  The block has a total of four identified prospects

Block Five is located in south west Albania next to the Adriatic Sea and covers an area of approximately 2,076 km2 (498,000 acres).  The block has a total of five identified prospects.

Block Dumre is located immediately north of the Kucova oil field and covers an area of approximately 623 km2 (149,000 acres).

Mubarek Field Operations

In 2006 Sastaro entered into a Participation Agreement for the financing of a drilling program in the Mubarek field, an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf, with Buttes Gas and Oil Co. International Inc., (“Buttes”) a wholly-owned subsidiary of Crescent Petroleum Company International Limited (“Crescent”). Under the terms of the Participation Agreement, Sastaro had the right to participate in a share of the future production revenue due to its funding $25 million in drilling costs related to two wells (H2 and K2-ST4) in an off-shore oil and gas project in the United Arab Emirates. The Participation Agreement does not grant Sastaro any interest in the concession area. Sastaro’s rights were limited to receiving a share of future production revenue.

On December 31, 2009, Sastaro received written notice from Buttes that Buttes had unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Buttes also notified Sastaro that the Concession Agreement, dated December 29, 1969, between His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated.  Buttes stated that it has handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009.

Management is exercising its rights under the Participation Agreement and intends to take any and all actions required to protect our interests, our shareholders and our investment in the Mubarek Field.

Basis of Presentation

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

In the opinion of management, the interim unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the financial position and results of operations for each interim period shown in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments are held for trading purposes.

Unless otherwise indicated or unless the context otherwise requires, all references to “Sky”, the “Company”, “we”, “us”, and “our” are to Sky Petroleum, Inc. and its consolidated subsidiaries, Sastaro and Bekata.

Note 2- Investment in Oil and Gas Properties

Blocks Four, Five and Dumre in Albania

On June 24, 2010, Sky Petroleum executed a PSC, covering three exploration blocks, Four, Five, and Dumre in the Republic of Albania totaling approximately 5,000 km2 (1.2 million acres), representing approximately 20% of the landmass of Albania. The main terms and conditions of the PSC for Block’s Four, Five, and Dumre have been negotiated previously by the National Agency of Natural Resources of Albania (“AKBN”).

First Exploration Period: The first exploration period is an initial period of two years in which Sky Petroleum has agreed to undertake G&G, including but not limited to acquisition of technical data, interpretation of geological, geophysical and well data, and conducting regional geological and structural studies (mapping, balanced cross sections); seismic reprocessing and seismic acquisition, with minimum expenditure commitments totaling $1,500,000.

Any additional exploration work in excess of the minimum amounts during any exploration period (whether G&G or exploration wells) may be credited against Sky Petroleum’s minimum work obligations in subsequent exploration periods.  If Sky Petroleum fails to complete the minimum work program, Sky Petroleum may elect to pay AKBN the minimum expenditure amount.

Second Exploration Period:  Provided that Sky Petroleum has completed the minimum first exploration period work program or paid AKBN the minimum expenditure amount, Sky Petroleum may elect to extend the exploration period into a second exploration period of three years.  During the second exploration period, Sky Petroleum will undertake G&G; seismic acquisition and an exploration drilling program with minimum expenditure commitments totaling $2,650,000.

Third Exploration period: Provided that Sky Petroleum has completed the minimum second exploration period work program or paid AKBN the minimum expenditure amount, if, as approved by the AKBN, there are special circumstances which require more time for the contractor to perform adequate exploration activity, Sky Petroleum may elect to extend the exploration period into a third exploration period of two years.  During the third exploration period, Sky Petroleum will undertake G&G; seismic acquisition and an exploration drilling program with minimum expenditure commitments totaling $3,150,000.

At the end of the First Exploration Period or the Second Exploration Period, Sky Petroleum has the right, subject to AKBN approval, to extend such period by one year.  In such a case, the duration of the second exploration period or the third exploration period shall be reduced to one year.  Sky Petroleum may terminate the PSC at the end of any exploration period.

If during the exploration periods, Sky Petroleum discovers petroleum accumulations capable of commercial production within the Concession Area (a “Discovery Area”); it can submit to AKBN a development plan and commence development of the Discovery Area.  Sky Petroleum will have production rights of 25 years for each field (a “Production Area”) from the date of initial commercial production, which may be extended, at Sky Petroleum’s option, for successive periods of five years on the same conditions, subject to approval by AKBN, which approval shall not be unreasonably withheld or delayed.  Sky Petroleum and AKBN will share profits from any commercial production of oil (after cost recovery by Sky Petroleum) based on a sliding scale formula, in which Sky Petroleum’s share of profits will range from 96% to 100%.  All available production is subject to a 10% royalty tax and Sky Petroleum’s profits are subject to a 50% Albania tax on petroleum profits.

Sky Petroleum will relinquish to AKBN 25% of the Concession Area, as designated by Sky Petroleum, within 180 days after the end of each of the First Exploration Period and the Second Exploration Period and all remaining acreage of the Concession Area at the end of the Third Exploration Period, that is not then subject to a Discovery or in a Production area.  Sky Petroleum will not be required to relinquish areas included in a discovery area or in production area.

Bank Guarantee:  Sky Petroleum has agreed to provide a bank guarantee within 90 days of the effective date of the PSC in an amount to guarantee expenditures during the first exploration period $1,500,000.

Sky Petroleum or an affiliated entity designated by Sky Petroleum will serve as operator under the Agreement. Sky Petroleum intends to use affiliated entities to hold and operate the Concession Area.

The Company’s investment in the Albania exploration blocks as of June 30, 2010 was $1,230,000. This investment consisted of acquisition costs related to the PSC totaling $50,000, and $700,000 for fees to a consultant for locating and negotiating our investment in the Albania exploration blocks.  In addition, 1.5 million shares of common stock with a fair value of $480,000 will be issued to consultant for expertise in acquiring and negotiating the acquisition of oil and gas properties.

As of June 30, 2010, the Company's investment in the Albania oil and gas properties was $1,230,000.

Mubarek Field Operations

On December 31, 2009, Sastaro received written notice from Buttes that Buttes had unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Buttes also notified Sastaro that the Concession Agreement, dated December 29, 1969, between the His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated.  Buttes stated that it has handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009.

As a result of these events, and as of December 31, 2009, the investment in the wells was impaired to zero. There was one final lift of 1,521 barrels in April 2010, resulting in revenues of $85,570 for the quarter ended June 30, 2010.

As of June 30, 2010 the Company's investment in the Mubarek field oil and gas properties was zero.

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

On June 29, 2010, the Company issued 450,000 incentive stock options and 200,000 Non-U.S. options. The options are exercisable at $0.18 per share and vest over the next three years.

For the three and six months ended June 30, 2010, the Company recorded $92 of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these stock option awards. No options were exercised during the three months ended June 30, 2010; therefore, the intrinsic value of options exercised during 2010 is zero. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying stock option. In accordance with Accounting Standards Codification Topic No. 718 and 505, the fair value of each stock option grant was estimated on the date of the grant, using the Black-Scholes option-pricing model.  The 2010 stock options fair value of $101,000 was determined using the following attributes and assumptions: share price of $0.16, risk-free interest rate of approximately 2%, expected dividend yield of 0%, expected life between 4.5 and 6 years, and expected volatility between 187% and 203%.  The Company estimates forfeitures based on historical experience. As of June 30, 2010, there was $100,908 of unrecognized compensation expenses related to non-vested stock option agreements.

Information regarding stock options outstanding as of June 30, 2010 is summarized below:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.50	150,000	6.09	$0.50	-	$-
$1.00	400,000	2.38	$1.00	400,000	$1.00
$1.29 - $1.88	800,000	4.53	$1.44	800,000	$1.44
$$.18	650,000	7.92	$.18	-	$-

The aggregate intrinsic value of exercisable options as of June 30, 2010 is $0.

The following is a summary of stock option activity for the six months ended June 30, 2010 and for the year ended December 31, 2009:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2008	1,699,999	$1.19
Options cancelled	(499,999)	.93
Options granted	150,000	.50
Options exercised	-	-
Balance, December 31, 2009	1,350,000	1.19
Options cancelled	-	-
Options granted	650,000	.18	7.92
Options exercised	-	-
Balance, June 30, 2010	2,000,000	$.87	5.32

Exercisable, June 30, 2010	1,200,000	$1.29	3.82

Note 4 - Income Taxes

For the six months ended June 30, 2010, the Company had a net loss of $534,370. No benefit or provision for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2010, the Company has accumulated net operating losses totaling approximately $35.5 million. The net operating loss carry forwards will begin to expire in 2019 if not utilized. The Company has recorded net operating loss carry forwards in each year since its inception and through June 30, 2010. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets.

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

Note 5 – Commitments and Contingencies

Production Sharing Contract

Under the terms of the PSC, Sky Petroleum has agreed to undertake exploration work on the blocks during the following three exploration periods over the next seven years.

First Exploration Period:  The First Exploration Period is an initial period of two years in which Sky Petroleum has agreed to undertake G&G, including but not limited to acquisition of technical data, interpretation of geological, geophysical and well data, and conducting regional geological and structural studies (mapping, balanced cross sections); seismic reprocessing and seismic acquisition, with the following minimum expenditure commitments:

	Minimum Work Program		Minimum Expenditure in USD
1	G&G Evaluation1		200,000
2	Seismic Reprocessing (2D)		50,000
3	Seismic Acquisition (2D)2	150 km	1,250,000
	Total Commitment		1,500,000

1	Minimum expenditures for G&G will be split $150,000 for blocks 4 & 5 and $50,000 for Dumre block.
2	Seismic acquisition: seismic acquisition will be split 100km in blocks 4 & 5 and 50km in Dumre block.

Any additional exploration work in excess of the minimum amounts during any exploration period (whether G&G or exploration wells) may be credited against Sky Petroleum’s minimum work obligations in subsequent exploration periods.  If Sky Petroleum fails to complete the minimum work program, Sky Petroleum may elect to pay AKBN the minimum expenditure amount.

Second Exploration Period:  Provided that Sky Petroleum has completed the minimum First Exploration Period work program or paid AKBN the minimum expenditure amount, Sky Petroleum may elect to extend the exploration period into a Second Exploration Period of three years.  During the Second Exploration Period, Sky Petroleum will undertake G&G; seismic acquisition and an exploration drilling program with the following minimum expenditure commitments:

	Minimum Work Program		Minimum Expenditure in USD
1	G&G Evaluation		150,000
2	2 Exploration Wells or 1 Exploration Well and 100km Seismic Acquisition1	2000m	2,500,000
	Total Commitment		2,650,000

1
Exploration Wells: either (a) drill one well in blocks 4 & 5 and another well in Dumre block or (b) drill one well in blocks 4 & 5 and acquire 100km seismic in Dumre block. The well(s) shall be drilled to a minimum vertical depth of 2,000 meters or until it reaches the Carbonates of the Eocene or Cretaceous, whichever first occurs.

Third Exploration Period: Provided that Sky Petroleum has completed the minimum Second Exploration Period work program or paid AKBN the minimum expenditure amount, if, as approved by the AKBN, there are special circumstances which require more time for the contractor to perform adequate Exploration activity, Sky Petroleum may elect to extend the exploration period into a Third Exploration Period of two years.  During the Third Exploration Period, Sky Petroleum will undertake G&G; seismic acquisition and an exploration drilling program with the following minimum expenditure commitments:

	Minimum Work Program		Minimum Expenditure in USD
1	G&G Evaluation		150,000
2	2 Exploration Wells1	2000m	3,000,000
	Total Commitment		3,150,000

1
Exploration Wells: drill one well in blocks 4 & 5 and another well in Dumre block. The wells are to be drilled to a minimum vertical depth of 2,000 meters or until it reaches the Carbonates of the Eocene or Cretaceous, whichever first occurs.

At the end of the First Exploration Period or the Second Exploration Period, Sky Petroleum has the right, subject to AKBN approval, to extend such period by one year.  In such a case, the duration of the Second Exploration Period or the Third Exploration Period shall be reduced to one year.  Sky Petroleum may terminate the PSC at the end of any exploration period.

If during the exploration periods, Sky Petroleum discovers petroleum accumulations capable of commercial production within the Concession Area (a “Discovery Area”); it can submit to AKBN a development plan and commence development of the Discovery Area.  Sky Petroleum will have production rights of 25 years for each field (a “Production Area”) from the date of initial commercial production, which may be extended, at Sky Petroleum’s option, for successive periods of five years on the same conditions, subject to approval by AKBN, which approval shall not be unreasonably withheld or delayed.  Sky Petroleum and AKBN will share profits from any commercial production of oil (after cost recovery by Sky Petroleum) based on a sliding scale formula, in which Sky Petroleum’s share of profits will range from 96% to 100%.  All available production is subject to a 10% royalty tax and Sky Petroleum’s profits are subject to a 50% Albania tax on petroleum profits.

Sky Petroleum will relinquish to AKBN 25% of the Concession Area, as designated by Sky Petroleum, within 180 days after the end of each of the First Exploration Period and the Second Exploration Period and all remaining acreage of the Concession Area at the end of the Third Exploration Period, that is not then subject to a Discovery Area or in a Production area.  Sky Petroleum will not be required to relinquish areas included in a Discovery Area or in Production Area.

In addition, to the work program undertakings, Sky Petroleum has also agreed to the following:

Education and Training Program:  Sky Petroleum has agreed to allocate $100,000 for training and education during each year of the Exploration period.

Bonus Payment Obligations:  Sky Petroleum has agreed to pay AKBN the following bonus payments:

Signing Bonus:  $50,000 within 60 days of the effective date of the PSC, and which has been included in accrued liabilities as of June 30, 2010.

Production Bonuses:

●	$150,000 on start-up of production from the Contract Area

●	$250,000 when average daily crude oil production over any consecutive ninety-day period reaches fifteen thousand (15,000) Barrels of oil per day

●	$500,000 when average daily crude oil production over any consecutive ninety-day period reaches thirty thousand (30,000) Barrels of oil per day.

Bank Guarantee: Sky Petroleum has agreed to provide a bank guarantee of $1,500,000 within 90 days of the effective date of the PSC in an amount to guarantee expenditures during the First Exploration Period.

Sky Petroleum or an affiliated entity designated by Sky Petroleum will serve as operator under the Agreement. Sky Petroleum intends to use affiliated entities to hold and operate the Concession Area.

Consulting Agreement

On May 18, 2010, Sky Petroleum entered into a Consultant Agreement for Business Development in the Republic of Albania (“Agreement”) with Orsett Ventures Inc., a British Virgin Islands company (“Consultant”).  Under the terms of the Agreement, Sky Petroleum retained Consultant as an independent consultant to use Consultant’s experience, know-how, qualifications and expertise to acquire and negotiate the acquisition of oil and gas properties and projects in the Republic of Albania (“Territory”).  The term is from May 18, 2010 through April 30, 2011 (the “Term”), unless extended by mutual agreement of the Parties or unless earlier terminated.

Sky Petroleum has agreed to pay Consultant a fee of 3,000,000 shares of common stock upon the execution and delivery of definitive agreements in connection with an initial qualifying transaction related to the acquisition of certain exploration and development concessions and an existing oil field in the Territory (Amonica Field)  (the “First Qualifying Transaction”).  Upon satisfaction of all conditions set forth in the definitive agreements that vest rights to the concessions and oil field in Sky Petroleum, Sky Petroleum will pay Consultant a cash fee of $1,000,000.

In addition, Sky Petroleum agreed to pay the Consultant additional consideration upon the valid execution and delivery of definitive agreements related to acquisition of assets, rights, wells, concessions, rigs, storage facilities, equipment, licenses, permits, data and other assets, excluding the First Qualifying Transaction, in the Territory (the “Second Qualifying Transaction”).

If Sky Petroleum does not enter into either the First or Second Qualifying Transactions, then Sky Petroleum shall not be liable to Consultant for the compensation corresponding to such agreement.  Sky Petroleum will not be required to reimburse Consultant for expenses in connection with the Services, including entertainment or travel expenses.  Consultant shall strictly observe the applicable prohibitions relating to the entertainment of government officials and employees and the prohibitions against giving anything of value to such officials and employees.

Each of the First Qualifying Transaction and Second Qualifying Transaction is subject to the negotiation and execution of Production Sharing Agreements in the form mandated in the “Petroleum Law”, No.7746, date 28.07.1993 and the document “Albanian Legislation and the Framework for Petroleum Exploration and Production” under applicable law in the Republic of Albania.

Amendment to Consulting Agreement

On June 29, 2010, Sky Petroleum entered into Amendment No. 1 to the Consultant Agreement for Business Development in the Republic of Albania dated May 18, 2010 (“Agreement”) with Consultant. Sky Petroleum entered into the PSC, which related to the exploration and development concessions contemplated in the First Qualifying Transaction, but not the existing oil field in the Territory known as Amonica.  As such, Sky Petroleum and Consultant agreed to amend the compensation paid for the First Qualifying Transaction as follows:

Sky Petroleum will pay the Consultant the following consulting fee in connection with the execution and delivery of the PSC:

A)	1,500,000 shares of Sky Petroleum common stock; and

B)	$700,000 in cash.

Sky Petroleum will also pay the Consultant the following consulting fee in connection with the execution and delivery of the definitive agreements related to the acquisition of a designated producing oil and gas field in the Territory (the “Producing Field Transaction”):

A)	1,500,000 shares of Sky Petroleum common stock; and

B)	$300,000 in cash.

In July 2010, the Company paid the Consultant $700,000 related to the first qualifying transaction, and has accrued this amount in the accompanying balance sheets as accrued expenses as of June 30, 2010.  In addition, the fair market value of the 1.5 million shares of $480,000 has also been included as additional paid in capital as of June 30, 2010.  The consultant costs are included in the investment in oil and gas properties as of June 30, 2010.

Mubarek Field Operations

On December 31, 2009, Sastaro received written notice from Buttes that Buttes had unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Buttes also notified Sastaro that the Concession Agreement, dated December 29, 1969, between the His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated. Buttes stated that it has handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III as of December 28, 2009.

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-Q and the exhibits attached hereto contain certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

•	risks related to our limited operating history;

•	risks and uncertainty related to our legal rights under the participation agreement for the Mubarek Field;

•	risks related to the historical losses and expected losses in the future;

•	risks related to instability in production;

•	risks related to our dependence on our executive officers;

•	risks related to fluctuations in oil and natural gas prices;

•	risks related to drilling for and producing oil and natural gas;

•	risks related to liability claims from oil and gas operations;

•	risks related to accessing the oil and natural gas markets;

•	risks related to legal compliance costs;

•	risks related to the unavailability of drilling equipment and supplies;

•	risks related to competition in the oil and natural gas industry;

•	risks related to period to period comparison of our financial results;

•	risks related to our properties and proposed operations in Albania; and
•	risks related to our securities.

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

Overview and Plan of Operation

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

On June 24, 2010, Sky Petroleum executed a Production Sharing Contract (“PSC”), covering three exploration blocks; Four, Five, and Dumre in the Republic of Albania. The main terms and conditions of the PSC for Block’s Four, Five, and Dumre had been negotiated previously by the National Agency of Natural Resources of Albania (“AKBN”).

Sky has been granted exclusive rights under the PSC to these three exploration blocks totaling approximately 5,000 km2 (1.2 million acres), representing approximately 20% of the landmass of Albania.  In addition to the exploration rights, the Company will also have access to more than 1,200 km of 2-D seismic data.

The internal data and previous 2D seismic work on these blocks has identified ten prospects or exploration leads covering approximately 435 km2 and believed to contain recoverable hydrocarbons, from the deep carbonate trends.

The Company entered into the PSC with the intention of developing these blocks as the Albania area has estimated reserves in excess of six billion barrels of oil.

Exploration Blocks Four, Five, and Dumre

The PSC has a seven year term with three exploration periods.  Commitments on the blocks during the first exploration period of two years include geology and geophysics (“G&G”), reprocessing of existing seismic and additional seismic acquisition.  Two wells and additional G&G will be undertaken in the subsequent exploration periods.  Upon commercial discovery of gas, the agreement allows for development and production periods of 25 years plus extensions at the Company’s option.

Block Four is located in south east Albania, bordering on Greece.  The exploration block covers an area of approximately 2,264 km2 (540,000 acres).  The block has a total of four identified prospects or leads.

Block Five is located in south west Albania next to the Adriatic Sea and covers an area of approximately 2,076 km2 (498,000 acres).  The block has a total of five identified prospects or leads.

Block Dumre is located immediately north of the Kucova oil field and covers an area of approximately 623 km2 (149,000 acres).

Under the terms of the PSC, the Company has agreed to undertake exploration work on the blocks during the three exploration periods over the next seven years.  See “Contractual Obligations – Production Sharing Contract” below for a discussion of these commitments.

About the Republic of Albania

Albania has a population of 3.5 million people and is located 50 km east of Italy, across the Adriatic Sea in Southeast Europe.  Albania is a member of NATO, and has applied to join the European Union.  Albania is a proven hydrocarbon producing region with earliest known bitumen production dating back to the Roman Empire. Modern exploration began in the early 1900’s. The Patmos – Marinza and Kucova heavy oilfields are among the largest oilfields in Europe.  To date there have been ten significant field discoveries that have produced more than 150 million barrels.

Mubarek H2 Well and Mubarek K2-ST4 Well

On December 31, 2009, we received written notice from Crescent, the operator of the Mubarek Field, through its wholly owned subsidiary Buttes that it had unilaterally and solely determined that the Mubarek Field had reached the end of its economic life.  Accordingly, the Concession Agreement, dated December 29, 1969, between the His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated.  Buttes stated that it had handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009.

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

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of approximately 150,413 gross barrels through December 31, 2009. Since the Mubarek K2-ST4 well was completed in the second quarter of 2007, it has produced a total of approximately 149,471 gross barrels through December 31, 2009.  During the second quarter of 2010 there was one final lift for 1,521 barrels.  No further production from the Mubarek wells is expected due to the abandonment of the wells by the operator.

Other Projects

On October 14, 2009, we entered into a non-binding letter of intent to invest in and acquire Suntera Resources’ interests in two onshore oil & gas blocks in Nigeria.  The letter of intent expired in April 2010.

In 2008, we acquired a minority stake in the development of an oilfield in the Komi Republic of the Russian Federation by acquiring a 3.9% interest, subject to dilution, in Pechora Energy through its UK parent company, Concorde Oil & Gas Plc. (which we refer to as “Concorde”). On December 31, 2009, Concorde entered into binding agreements with the majority shareholder-Kuwait Energy Company (“KEC”). The agreement is to exchange Concorde’s principal operating subsidiary-Pechora Energy Company and all other subsidiaries, in exchange for shares of KEC and contingent earn-out notes, all of which are subject to the fulfillment of certain future operating conditions. This exchange was due to Concorde’s pre-tax loss of $30 million for the year ended March 31, 2009, along with other economic conditions, and the need for additional capital. The completion of this transaction is subject to a number of conditions, including regulatory consents, bank consent, and approval of KEC shareholders. Because KEC is a private company and related share information is not available, the market value of the proposed shares is not readily available. In addition, the Company does not possess the required information to determine a reasonable amount of shares to be obtained and potential earn-out note repayments without incurring excessive costs.

We continue to explore other business opportunities in the energy sector.

The strategic overview of Sky Petroleum has been to identify opportunities to participate in oil and gas projects and other energy related projects in the Middle East, Africa, South East Asia, the Balkans and the FSU through strategic participation agreements, farm-ins or joint ventures and to raise sufficient capital to fund our operations and to establish ongoing production revenue.

As warranted, there can be no assurance that we will successfully implement our business strategy or meet our goals during the next twelve months, if ever.

Operations

Comparison of the three and six months ended June 30, 2010 with the three and six months ended June 30, 2009

For the three and six months ended June 30, 2010, we had a net loss of $265,458 and $534,370, respectively, compared to 2009 comparable periods totaling $174,897 and $462,033, respectively.  The principal difference for the increase in net loss between the periods is decreasing revenues from oil operations in 2010 compared to 2009 and increased consulting fees, relating to our Albania project, in 2010 with as compared to 2009.  We had one lift during the second quarter of 2009 with revenues of $307,576, compared to one lift with revenues of $85,570 in the second quarter of 2010.

Depletion and depreciation decreased in 2010 due to the cessation of production of the Mubarek wells. Other general and administrative and consulting expenses increased in total approximately $98,000 and $111,000, respectively, for the three and six month comparable periods primarily as a result of increases in travel and professional fees in relation to our Albania project.

Liquidity and Capital Resources

Since inception, we have financed our cash flow requirements through the issuance of equity. As we expand our activities, we may from time to time experience net negative cash flows from operations pending receipt of periodic receipt of sales proceeds. The Company may use excess cash investments, debt or equity financing to augment working capital.

As of June 30, 2010, we had current assets of $4,988,091, including cash and cash equivalents of $4,901,575. Cash of $4,260,320 were held in time deposits. We had current liabilities of $919,118, of which $700,000 related to amounts payable to our Consultant. The Company had $4,068,973 of working capital at June 30, 2010 compared to $5,361,827 at December 31, 2009.

Net cash used in operating activities during the six months ended June 30, 2010 was $114,239 as compared to net cash used of $384,715 for the comparable period in 2009, as a result of collection of receivables from the Mubarek well lift in 2010. Total assets as of June 30, 2010 were $6,237,362 compared to total assets of $5,571,212 as of December 31, 2009.  Stockholders’ equity as of June 30, 2010 was $5,318,244 compared to stockholders’ equity of $5,372,614 as of December 31, 2009.  The increase in net cash used by operating activities and the decrease in assets and stockholders’ equity is primarily due to accrued expenses related to consulting fees, and use of cash in pursuing our Albania project.

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

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of approximately 150,413 gross barrels through December 31, 2009. Since the Mubarek K2-ST4 well was completed in the second quarter of 2007, it has produced a total of approximately 149,471 gross barrels through December 31, 2009.  During the second quarter of 2010 there was one final lift from the Mubarek field netting 1,521 barrels for total revenue of $85,570.

We believe that we have sufficient working capital to meet our currently anticipated expenditure levels for the next 12 months.  However, if we identify additional prospects for the implementation of the Company’s plan of operation, we will require additional financing to fund such operations.

There was a severe deterioration in global credit and equity markets in 2007 through 2009.  This resulted in the need for government intervention in major banks, financial institutions and insurers and also resulted in greater volatility, increased credit losses and tighter credit conditions.  These disruptions in the credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While market conditions have generally improved in the first half of 2010, access to capital and credit remains limited compared to capital markets before the deterioration in 2007.  As our operating plan includes reliance on equity financings in order to fund future additional prospects, these current market conditions could make it difficult or impossible for us to raise necessary funds to meet our operating plan. If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities or debenture issuances.

Currently, we have cash assets of $4,260,320 invested in 7-day term deposits with HSBC, a bank in the United Arab Emirates.  We do not expect these deposits to be affected by the current financial conditions and we do not anticipate that the bank in which they are deposited will fail.  Management continues to monitor the state of the financial markets and will make adjustments to the investment of cash assets based on the current and anticipated capital requirements of the Company, the stability of the markets, the rate of return on time deposits, money market accounts and bonds, and the levels of protection provided by such investments.

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

During the quarter ended June 30, 2010, we had no other material transactions affecting our liquidity and capital resources other than those described above.

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

Fair value of financial instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments are held for trading purposes.

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

Stock-Based Compensation

The Company measures all share-based payments, including grants of employee stock options, using a fair-value based method in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 505 and Topic No. 718 (formerly SFAS No. 123R) Share-Based Payments. The cost of services received in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the grant date fair value of those awards amortized over the requisite service period.

Contractual Obligations

Production Sharing Contract

Under the terms of the PSC, Sky Petroleum has agreed to undertake exploration work on the blocks during the following three exploration periods over the next seven years.

First Exploration Period:  The First Exploration Period is an initial period of two years in which Sky Petroleum has agreed to undertake G&G, including but not limited to acquisition of technical data, interpretation of geological, geophysical and well data, and conducting regional geological and structural studies (mapping, balanced cross sections); seismic reprocessing and seismic acquisition, with the following minimum expenditure commitments:

	Minimum Work Program		Minimum Expenditure in USD
1	G&G Evaluation		200,000
2	Seismic Reprocessing (2D)		50,000
3	Seismic Acquisition (2D)	150 km	1,250,000
	Total Commitment		1,500,000

Second Exploration Period:  Provided that Sky Petroleum has completed the minimum First Exploration Period work program or paid AKBN the minimum expenditure amount, Sky Petroleum may elect to extend the exploration period into a second Exploration period of three years.  During the Second Exploration Period, Sky Petroleum will undertake G&G; seismic acquisition and an exploration drilling program with the following minimum expenditure commitments:

	Minimum Work Program		Minimum Expenditure in USD
1	G&G Evaluation		150,000
2	2 Exploration Wells or 1 Exploration Well and 100km Seismic Acquisition	2000m	2,500,000
	Total Commitment		2,650,000

Third Exploration Period: Provided that Sky Petroleum has completed the minimum Second Exploration Period work program or paid AKBN the minimum expenditure amount, if, as approved by the AKBN, there are special circumstances which require more time for the contractor to perform adequate Exploration activity, Sky Petroleum may elect to extend the exploration period into a third exploration period of two years.  During the Third Exploration Period, Sky Petroleum will undertake G&G; seismic acquisition and an exploration drilling program with the following minimum expenditure commitments:

	Minimum Work Program		Minimum Expenditure in USD
1	G&G Evaluation		150,000
2	2 Exploration Wells	2000m	3,000,000
	Total Commitment		3,150,000

Sky Petroleum will relinquish to AKBN 25% of the Concession Area, under the PSC (“Concession Area”), as designated by Sky Petroleum, within 180 days after the end of each of the First Exploration Period and the Second Exploration Period and all remaining acreage of the Concession Area at the end of the Third Exploration Period that is not then subject to a Discovery or in a Production area as determined by the PSC (respectively, a “Discovery Area” and a “Production Area”).  Sky Petroleum will not be required to relinquish areas included in a Discovery Area or in Production Area.

In addition, to the work program undertakings, Sky Petroleum has also agreed to the following:

Education and Training Program:  Sky Petroleum has agreed to allocate $100,000 for training and education during each year of the exploration periods.

Bonus Payment Obligations:  Sky Petroleum has agreed to pay AKBN the following bonus payments:

Signing Bonus:  $50,000 within 60 days of the effective date of the PSC.

Production Bonuses:

●	$50,000 on start-up of production from the Contract Area

●	$250,000 when average daily crude oil production over any consecutive ninety-day period reaches 15,000 barrels of oil per day

●	$500,000 when average daily crude oil production over any consecutive ninety-day period reaches 30,000 barrels of oil per day.

Bank Guarantee:  Sky Petroleum has agreed to provide a bank guarantee of $1,500,000 within 90 days of the effective date of the PSC in an amount to guarantee expenditures during the First Exploration Period.

Sky Petroleum or an affiliated entity designated by Sky Petroleum will serve as operator under the Agreement. Sky Petroleum intends to use affiliated entities to hold and operate the Concession Area.

Consulting Agreement

On May 18, 2010, Sky Petroleum entered into a Consultant Agreement for Business Development in the Republic of Albania (“Agreement”) with Orsett Ventures Inc., a British Virgin Islands company (“Consultant”).  Under the terms of the Agreement, Sky Petroleum retained Consultant as an independent consultant to use Consultant’s experience, know-how, qualifications and expertise to acquire and negotiate the acquisition of oil and gas properties and projects in the Republic of Albania (“Territory”). The term is from May 18, 2010 through April 30, 2011 (the “Term”), unless extended by mutual agreement of the Parties or unless earlier terminated.

Sky Petroleum has agreed to pay Consultant a fee of 3,000,000 shares of common stock upon the execution and delivery of definitive agreements in connection with an initial qualifying transaction related to the acquisition of certain exploration and development concessions and an existing oil field in the Territory (Amonica Field)  (the “First Qualifying Transaction”).  Upon satisfaction of all conditions set forth in the definitive agreements that vest rights to the concessions and oil field in Sky Petroleum, Sky Petroleum will pay Consultant a cash fee of $1,000,000.

In addition, Sky Petroleum agreed to pay the Consultant additional consideration upon the valid execution and delivery of definitive agreements related to acquisition of assets, rights, wells, concessions, rigs, storage facilities, equipment, licenses, permits, data and other assets, excluding the First Qualifying Transaction, in the Territory (the “Second Qualifying Transaction”).

If Sky Petroleum does not enter into either the First or the Second Qualifying Transaction, then Sky Petroleum shall not be liable to Consultant for the compensation corresponding to such agreement.  Sky Petroleum will not be required to reimburse Consultant for expenses in connection with the Services, including entertainment or travel expenses.  Consultant shall strictly observe the applicable prohibitions relating to the entertainment of government officials and employees and the prohibitions against giving anything of value to such officials and employees.

Each of the First Qualifying Transaction and Second Qualifying Transaction is subject to the negotiation and execution of Production Sharing Agreements in the form mandated in the “Petroleum Law”, No.7746, date 28.07.1993 and the document “Albanian Legislation and the Framework for Petroleum Exploration and Production” under applicable law in the Republic of Albania.

Amendment to Consulting Agreement

On June 29, 2010, Sky Petroleum entered into Amendment No. 1 to the Consultant Agreement for Business Development in the Republic of Albania dated May 18, 2010 (“Agreement”) with Consultant. Sky Petroleum entered into the PSC, which related to the exploration and development concessions contemplated in the First Qualifying Transaction, but not the existing oil field in the Territory known as Amonica.  As such, Sky Petroleum and Consultant agreed to amend the compensation paid for the First Qualifying Transaction as follows:

Sky Petroleum will pay the Consultant the following consulting fee in connection with the execution and delivery of the PSC:

A)	1,500,000 shares of Sky Petroleum common stock; and

B)	$700,000 in cash.

Sky Petroleum will also pay the Consultant the following consulting fee in connection with the execution and delivery of the definitive agreements related to the acquisition of a designated producing oil and gas field in the Territory (the “Producing Field Transaction”):

A)	1,500,000 shares of Sky Petroleum common stock; and

B)	$300,000 in cash.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the second quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None

Item 1A - Risk Factors

Our petroleum operations in the Republic of Albania are regulated by the Laws of the Republic of Albania, which include petroleum production taxes and business taxes, and changes in these laws could adversely affect our operations in the Republic of Albania and decrease the potential profitability of those operations.

Petroleum operations in the Republic of Albania (“Albania”) are generally governed by the Laws of the Republic of Albania, including the following laws and regulations:

–	Law No. 7746 dated 28.07.1993 “Petroleum Law (Exploration and Production)”, as amended (the “Petroleum Law”).

–	Law No. 7811 dated 12.04.1994 “On the Approval with Amendments of the Decree No. 782 dated 22.2.1994 “On the Fiscal System in the Petroleum Sector (Exploration-Production)”, as amended.

–	Law No. 9975, dated 28.07.2008, “On the National Taxes”, as amended.

–	Law No. 9946, dated 30.06.2008 “On the Sector of Natural Gas”, as amended.

–	Law No. 7928 “On Value Added Tax”, dated, 27.04.1995, as amended (the “VAT Law”).

–	Law No. 8976 dated 12.12.2002 “On Excises”, as amended (the “Excise Tax Law”).

–	Decision of Council of Ministers No. 547 dated 9.08.2006 “On Setting up the National Agency of Natural Resources”

These laws govern, among other petroleum related activities, the exploration and production of petroleum reserves in Albania, production taxes on petroleum production, and general business taxes for businesses operating in Albania.  Any changes to these laws and the regulations promulgated there under or the adoption of new laws and regulations in Albania could adversely affect our operations in Albania, decrease the potential profitability of those operations, or make such operations impossible or impracticable to continue.

Our operations in the Republic of Albania are subject to certain foreign operations risks regarding the economic and political stability of the Republic of Albania which could adversely affect our operations in the Republic of Albania and decrease the potential profitability of those operations.

The Company’s primary current activities and current assets are conducted and located in Albania. Albania commenced the transition from a communist regime to a modern open-market economy in 1992, with an extensive program of privatization in progress. While that transition has brought greater economic stability to the country, significant challenges still exist. Albania is not yet a member of the European Union or the North Atlantic Treaty Organization and the country is heavily dependent on foreign investment due to its large trade deficit. Albania’s energy and transportation infrastructure is in need of significant investment, to add to the Albanian government’s recent embarkation on a major program of road and rail rehabilitation and construction. While the government of Albania encourages direct financial investment to aid the country’s economic development, it provides little by way of tax, financial or other incentives.

There is no assurance that future political and economic conditions in Albania will not result in the government adopting different policies in relation to foreign development and ownership of petroleum resources. Any such changes in policy may result in changes to laws affecting the ownership of assets, cancellation or modification of contractual rights, foreign exchange restrictions, taxation, rates of exchange, environmental protection, labor relations, repatriation of income, return of capital, nationalization, expropriation, and other areas, any of which could adversely affect both the Company’s ability to undertake exploration and development activities in respect of properties in the manner currently contemplated, and its ability to continue to explore and profitably develop those properties in respect of which it has obtained exploration and development rights to date.

We may experience delays in production, marketing and transportation, if and when our projects in Albania result in oil production.

Various production, marketing and transportation conditions may cause delays in oil production and adversely affect the Company’s business. Drilling wells in areas remote from distribution and production facilities may delay production from those wells until sufficient reserves are established to justify construction of the necessary transportation and production facilities. The Company’s inability to complete wells in a timely manner would result in production delays. Because there is less developed infrastructure in some areas in Albania in which the Company holds its interests, the Company is subject to the risk that building of the necessary infrastructure will not be timely. In addition, marketing demands, which tend to be seasonal, may reduce or delay production from wells. The marketability and price of oil that may be acquired or discovered by the Company will be affected by numerous factors beyond the control of the Company. The Company is also subject to deliverability uncertainties related to the proximity of its reserves to adequate pipeline and processing facilities and extensive government regulation relating to price, taxes, royalties, licenses, land tenure, allowable production, and the export of oil and many other aspects of the petroleum business.

We may rely on third party providers in relation to certain of the activities we undertake on our Albania projects which will expose us to uncertain control issues and potential liabilities.

The Company or an affiliated entity designated by the Company will serve as operator under the PSC.  The Company intends to use affiliated entities to hold and operate the Concession Area under the PSC.  The Company may hire third parties to conduct certain activities in the Concession Area related to its commitments under the PSC.  The Company’s success will depend on its ability to provide adequate oversight of these third party providers and to ensure that the work provided is adequate for its purposes.  If the Company’s is unable to provide adequate oversight of the work being conducted, the Company’s operations in Albania could be adversely affected and the Company could be exposed to certain liabilities for the actions of the third party providers.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 – [RESERVED]

Item 5 - Other Information

None

Item 6 – Exhibits

10.9	Production Sharing Contract (“PSC”), covering three exploration blocks, Four, Five, and Dumre in the Republic of Albania.
10.10	Consultant Agreement for Business Development in the Republic of Albania (“Agreement”) with Orsett Ventures Inc., a British Virgin Islands company (“Consultant”).
10.11	Amendment No. 1 to the Consultant Agreement for Business Development in the Republic of Albania.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY PETROLEUM, INC.

By: /s/ Karim Jobanputra Karim Jobanputra Chief Executive Officer (On behalf of the registrant and as Principal Executive Officer)

By: /s/ Michael D. Noonan Michael D. Noonan Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 13, 2010