Form 10-Q
period 2010-09-30
SKY PETROLEUM, INC.
filed 2010-11-15
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.     ☒   Yes       ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐   Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    ☐ Yes       ☒ No

Number of Shares outstanding at November 12, 2010: 60,368,709

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NOTE: These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009, the unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, and unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009.

Sky Petroleum, Inc.
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,813,628	$5,024,899
Accounts receivable	-	504,774
Other current assets	54,419	30,752
Total Current Assets	3,868,047	5,560,425

Investment in oil and gas properties, net - full-cost method of accounting (Note 2)	1,412,538	-
Fixed assets, net	7,654	2,472
Deposits and other assets	11,055	8,315
Total Other Assets	1,431,247	10,787

Total Assets	$5,299,294	$5,571,212

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$19,800	$30,000
Accrued liabilities	311,627	168,598
Total Current Liabilities	331,427	198,598

Commitments and contingencies

Stockholders’ equity:
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares authorized,
60,293,709 and 58,793,709 shares issued and outstanding, respectively	60,294	58,794
Additional paid-in capital	40,853,930	40,348,746
Accumulated deficit	(35,946,357)	(35,034,926)
Total Stockholders’ Equity	4,967,867	5,372,614

Total Liabilities and Stockholders’ Equity	$5,299,294	$5,571,212

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Oil revenues	$-	$540,270	$85,570	$1,066,593

Expenses:
Lease operating expenses	-	35,005	33,806	87,039
Depletion and depreciation	562	185,358	1,163	647,276
Consulting services	88,000	130,862	268,168	372,656
Other general and administrative	289,086	166,195	694,633	399,614

Total expenses	377,648	517,420	997,770	1,506,585

Net operating income (loss)	(377,648)	22,850	(912,200)	(439,992)

Interest income	587	106	769	915

Net income (loss)	$(377,061)	$22,956	$(911,431)	$(439,077)

Net income (loss) per share - basic and diluted	$(0.01)	$0.00	$(0.02)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	58,940,448	58,793,709	58,843,160	58,793,709

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(911,431)	$(439,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depletion and depreciation	1,163	647,276
Stock based compensation	26,684	5,629
Changes in operating assets and liabilities:
Accounts receivable	504,774	(505,264)
Inventory	-	9,210
Other current assets	(23,667)	(7,860)
Accounts payable and accrued liabilities	132,829	(50,645)
Net cash used in operating activities	(269,648)	(340,731)

Cash flows from investing activities:
Purchases of fixed assets	(6,345)	(2,473)
Investment in oil and gas properties	(932,538)	-
Cash deposits on equipment	(2,740)	-
Net cash used in investing activities	(941,623)	(2,473)

Net decrease in cash and cash equivalents	(1,211,271)	(343,204)
Cash and cash equivalents at the beginning of period	5,024,899	5,242,260
Cash and cash equivalents at the end of period	$3,813,628	$4,899,056

Non-Cash Investing and Financing Activities:
Acquisition of oil and gas investment through issuance of 1,500,000 shares	$480,000	$-

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Notes to Consolidated Financial Statements

Note 1- Description of Business - Nature of Operations and Basis of Presentation

Nature of Operations

The Company was incorporated on August 22, 2002 under the laws of the State of Nevada, as The Flower Valet. On December 20, 2004, the Company amended its articles of incorporation to change its name to Seaside Explorations, Inc. Subsequently, on March 28, 2005 the Company changed its name to Sky Petroleum, Inc.

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

Blocks Four, Five and Dumre in Albania

On June 24, 2010, Sky Petroleum executed a Production Sharing Contract (“PSC”), covering three exploration blocks, Four, Five, and Dumre in the Republic of Albania.  Sky Petroleum has been granted exclusive rights under the PSC to these three exploration blocks totaling approximately 5,000 km2 (1.2 million acres), representing approximately 20% of the landmass of Albania.  Sky Petroleum is complying with its obligations under the PSC in accordance with directions from the National Agency of Natural Resources of Albania (“AKBN”).

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

Block Four is located in south east Albania, bordering Greece.  The exploration block covers an area of approximately 2,264 km2 (540,000 acres).  The block has a total of four identified prospects.

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

On December 31, 2009, Sastaro received written notice from Buttes that Buttes had unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Buttes also notified Sastaro that the Concession Agreement, dated December 29, 1969, between His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated.  Buttes stated that it handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009.

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

In the opinion of management, the interim unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the financial position and results of operations for each interim period shown in conformity with accounting principles generally accepted in the United States of America.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Unless otherwise indicated or unless the context otherwise requires, all references to “Sky Petroleum”, the Company”, “we”, “us”, and “our” are to Sky Petroleum, Inc. and its consolidated subsidiaries, Sastaro and Bekata.

Note 2- Investment in Oil and Gas Properties

Blocks Four, Five and Dumre in Albania

On June 24, 2010, Sky Petroleum executed a PSC, covering three exploration blocks, Four, Five, and Dumre in the Republic of Albania totaling approximately 5,000 km2 (1.2 million acres) (the “Concession Area”), representing approximately 20% of the landmass of Albania.  The main terms and conditions of the PSC for Blocks Four, Five, and Dumre have been negotiated previously by AKBN.

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

The Company’s investment in the Albania exploration blocks as of September 30, 2010 was $1,412,538.  This investment consisted of acquisition costs related to the PSC totaling $50,000, and $700,000 for fees to a consultant for locating and negotiating our investment in the Albania exploration blocks.  In addition, 1.5 million shares of common stock with a fair value of $480,000 were issued to a consultant for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties. During the three months ended September 30, 2010, the Company engaged an additional consultant to obtain an initial assessment of the value of the Albania project.

As of September 30, 2010, the Company's investment in the Albania oil and gas properties was $1,412,538

Mubarek Field Operations

On December 31, 2009, Sastaro received written notice from Buttes that Buttes had unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Buttes also notified Sastaro that the Concession Agreement, dated December 29, 1969, between the His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated.  Buttes stated that it handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009.

As a result of these events, and as of December 31, 2009, the investment in the wells was impaired to zero.  There was one final lift of 1,521 barrels in April 2010, resulting in revenues of $85,570 for the nine month period ended June 30, 2010.

As of September 30, 2010 the Company's investment in the Mubarek field oil and gas properties was zero.

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

On June 29, 2010, the Company issued 450,000 stock options under the Non-U.S. Plan and 200,000 incentive stock options under the U.S. Plan.  The options are exercisable at $0.18 per share and vest over the next three years and are valued at $69,684 and $31,316, respectively.  The total value of the 650,000 options was $101,000.  On August 17, 2010, the Company also issued 150,000 stock options under the Non-U.S. Plan to a new interim director exercisable at $0.50 per share and vest over the next three years valued at $71,927.  In addition the interim director was issued 25,000 common shares valued at $12,250.

For the three and nine months ended September 30, 2010, the Company recorded $14,342 and $14,434, respectively of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these stock option awards. No options were exercised during the three and nine months ended September 30, 2010; therefore, the intrinsic value of options exercised during 2010 is zero. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying stock option. In accordance with Accounting Standards Codification Topic No. 718 and 505, the fair value of each stock option grant was estimated on the date of the grant, using the Black-Scholes option-pricing model.  The 2010 stock options fair value of $172,082 was determined using the following attributes and assumptions for each separate issuance: share prices ranging from $0.16 to $0.49, risk-free interest rates of approximately 1.78% to 2.1%, expected dividend yields of 0%, expected life between 4.5 and 6 years, and expected volatility of 188% to 203%.  The Company estimates forfeitures based on historical experience. As of September 30, 2010, there was $157,648 of unrecognized compensation expenses related to non-vested stock option agreements.

Information regarding stock options outstanding as of September 30, 2010 is summarized below:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.18	650,000	7.67	$0.18	-	$-
$0.50	300,000	6.36	$0.50	50,000	$0.50
$1.00	400,000	2.13	$1.00	400,000	$1.00
$1.29 - $1.88	800,000	4.28	$1.44	800,000	$1.44

The aggregate intrinsic value of exercisable options as of September 30, 2010 is $16,000.  The aggregate intrinsic value of options outstanding as of September 30, 2010 is $512,000.

The following is a summary of stock option activity for the nine months ended September 30, 2010 and for the year ended December 31, 2009:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2008	1,699,999	$1.19
Options cancelled	(499,999)	.93
Options granted	150,000	.50
Options exercised	-	-
Balance, December 31, 2009	1,350,000	1.20
Options cancelled	-	-
Options granted	800,000	.24	7.52
Options exercised	-	-
Balance, September 30, 2010	2,150,000	$.85	5.20

Exercisable, September 30, 2010	1,250,000	$1.26	3.65

Note 4 - Income Taxes

For the nine months ended September 30, 2010, the Company had a net loss of $911,431. No benefit or provision for income taxes has been recorded due to the uncertainty of the realization of any tax assets.  At September 30, 2010, the Company has accumulated net operating losses totaling approximately $35.9 million.  The net operating loss carry forwards will begin to expire in 2019 if not utilized.  The Company has recorded net operating loss carry forwards in each year since its inception and through September 30, 2010. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized.  Therefore, the Company has provided a valuation allowance against its deferred tax assets.

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

Note 5 – Commitments and Contingencies

Production Sharing Contract

Under the terms of the PSC, Sky Petroleum has agreed to undertake exploration work on the blocks during the following three exploration periods over the next seven years commencing on the effective date of the PSC.

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

Sky Petroleum will relinquish to AKBN 25% of the Concession Area, as designated by Sky Petroleum, within 180 days after the end of each of the First Exploration Period and the Second Exploration Period and all remaining acreage of the Concession Area at the end of the Third Exploration Period, that is not then subject to a Discovery Area or in a Production Area.  Sky Petroleum will not be required to relinquish areas included in a Discovery Area or in a Production Area.

In addition, to the work program undertakings, Sky Petroleum has also agreed to the following:

Education and Training Program:  Sky Petroleum has agreed to allocate $100,000 for training and education during each year of the Exploration period.

Bonus Payment Obligations:  Sky Petroleum has agreed to pay AKBN the following bonus payments:

Signing Bonus:  $50,000 within 60 days of the effective date of the PSC, and which has been included in accrued liabilities as of September 30, 2010.

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

Consulting Agreement

On May 18, 2010, Sky Petroleum entered into a Consultant Agreement for Business Development in the Republic of Albania (“Consultant Agreement”) with Orsett Ventures Inc., a British Virgin Islands company (“Consultant”).  Under the terms of the Agreement, Sky Petroleum retained Consultant as an independent consultant to use Consultant’s experience, know-how, qualifications and expertise to acquire and negotiate the acquisition of oil and gas properties and projects in the Republic of Albania (“Territory”).  The term is from May 18, 2010 through April 30, 2011 (the “Term”), unless extended by mutual agreement of the Parties or unless earlier terminated.

First Amendment:

On June 29, 2010, Sky Petroleum entered into Amendment No. 1 to the Consultant Agreement.  Sky Petroleum entered into the PSC, which related to the exploration and development concessions contemplated in the First Qualifying Transaction, but not the existing oil field in the Territory known as Amonica.  As such, Sky Petroleum and Consultant agreed to amend the compensation paid for the First Qualifying Transaction as follows:

Sky Petroleum agreed to pay the Consultant the following consulting fee in connection with the execution and delivery of the PSC:

A)	1,500,000 shares of Sky Petroleum common stock; and

B)	$700,000 in cash.

Sky Petroleum agreed to also pay the Consultant the following consulting fee in connection with the execution and delivery of the definitive agreements related to the acquisition of a designated producing oil and gas field in the Territory (the “Producing Field Transaction”):

A)	1,500,000 shares of Sky Petroleum common stock; and

B)	$300,000 in cash.

In July 2010, the Company paid the Consultant $700,000 related to the first qualifying transaction.  In addition, the fair market value of the 1.5 million shares of $480,000 has also been included as additional paid in capital as of September 30, 2010.  These shares have not been delivered pending confirmation of the PSC.  The consultant costs are included in the investment in oil and gas properties as of September 30, 2010.

Second Amendment:

On October 3, 2010 the Company executed a Second Amendment to the Consultant Agreement.  Pursuant to Amendment No. 2 to the Agreement, Sky Petroleum’s payment obligations to the Consultant were further amended to reflect the expanded nature and scope of the services provided by the Consultant to Sky Petroleum in order to provide what the Board of Directors of Sky Petroleum has determined, in negotiation with the Consultant, is fair market consideration for the additional value conferred on Sky Petroleum by the expanded nature and scope of such services.  Amendment No. 2 to the Agreement amended and restated Appendix A to the Agreement to evidence the expanded nature and scope of the services provided to Sky Petroleum by the Consultant to include, in addition to those services provided by the Consultant under the Agreement, the following:

●	the Consultant will provide in-country and local support to assist Sky Petroleum with the acquisition, development and obtaining approvals for projects in the Republic of Albania;

●	the Consultant will make introductions to financial institutions and capital sources and provide support in capital raising transactions;

●
the Consultant will make introductions to strategic partners, third-party operators and local experts and vendors to assist in the acquisition, development and commercialization of oil and gas properties in the Republic of Albania; and

●
the Consultant will assist Sky Petroleum with strategic planning and project plans in connection with in the acquisition, development and commercialization of oil and gas properties in the Republic of Albania.

In consideration for expanding the nature and scope of the Consultant’s services under Amendment No. 2 to the Agreement, Sky Petroleum agreed to further amend and restate Schedule C to the Agreement to provide for the acceleration of certain amounts due under the Agreement and for the payment of additional compensation as fair market consideration for the additional value conferred on Sky Petroleum by the expanded nature and scope of the services provided by the Consultant.  Accordingly, Schedule C to the Agreement was amended and restated in Amendment No. 2 to the Agreement to provide for the following:

a.
concurrent with the valid execution and delivery of Amendment No. 2 to the Agreement, Sky Petroleum’s Board of Directors will designate 5,000,000 shares of Sky Petroleum’s authorized but unissued preferred shares as Series B Convertible Preferred Shares (the “Series B Preferred Shares”) and within five business days of such designation, Sky Petroleum will file a certificate of designations (“Certificate of Designations”) with the Secretary of State of the State of Nevada  in respect of the Series B Preferred Shares.  The Series B Preferred Shares shall be convertible into shares of common stock of Sky Petroleum (“Common Shares”) after a period of twelve months from the date of initial issuance at a ratio of 4.4 Common Shares for each Series B Preferred Share.  In addition to the twelve month restriction on conversion and such other terms as are normally associated with convertible preferred shares, the Series B Preferred Shares shall not be converted by the Consultant if after giving effect to such conversion the Consultant would in the aggregate beneficially own, or exercise control or direction over, that number of voting securities of Sky Petroleum which equals 4.99% or greater of the total issued and outstanding voting securities of Sky Petroleum during the ninety day period ending on the date of conversion (the “Beneficial Ownership Limitation”); provided, however, that the Consultant may waive the Beneficial Ownership Limitation by providing Sky Petroleum with sixty-one days notice of the Consultant’s desire to waive the Beneficial Ownership Limitation.

b.	within five business days of the filing of the Certificate of Designations, Sky Petroleum agreed to issue 3,863,636 Series B Preferred Shares and 1,500,000 Common Shares to the Consultant;

c.	within forty-five days of the valid execution and delivery of Amendment No. 2 to the Agreement, Sky Petroleum agreed to pay the Consultant the sum of $150,000; and

d.
within five business days of the valid execution and delivery of the Second Qualifying Agreement, defined below, and the receipt of such regulatory and governmental approvals as may be required under applicable Albanian law, Sky Petroleum agreed to issue 1,136,364 Series B Preferred Shares and pay $150,000 to the Consultant.  The Second Qualifying Agreement is defined in amended and restated Schedule C to Amendment No. 2 to the Agreement as one or more definitive binding, written agreements entered into prior to April 30, 2011 that provide or provides for the Sky Petroleum’s privatization and acquisition of assets, rights, wells, concessions, rigs, storage facilities, equipment, licenses, permits, data and other assets of Albpetrol Sh.a (“Albpetrol”), and of properties, concessions, rights and permits for oil production (excluding Block 4, Block 5 and Block Dumre previously acquired by Sky Petroleum) as may be negotiated between Sky Petroleum and Albpetrol or between Sky Petroleum and the Ministry of Economy, Trade and Energy of the Republic of Albania (the “Second Qualifying Assets”); and (B) execution of definitive Production Sharing Agreements in the form mandated in the “Petroleum Law”, No.7746, date 28.07.1993 and the document “Albanian Legislation and the Framework for Petroleum Exploration and Production” related to the Second Qualifying Assets that vest all rights to the Second Qualifying Assets in Sky Petroleum.  We have not delivered payment under Amendment No. 2 pending final confirmation of the PSC.

Mubarek Field Operations

On December 31, 2009, Sastaro received written notice from Buttes that Buttes had unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Buttes also notified Sastaro that the Concession Agreement, dated December 29, 1969, between the His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated. Buttes stated that it handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III as of December 28, 2009.

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

Note 6. Subsequent Events

On October 8, 2010, pursuant to the terms of the Consultant Agreement, dated May 18, 2010, as amended June 29, 2010 and October 3, 2010 by and between the Company and the Consultant, the Company filed a Certificate of Designation with the Secretary of State for the State of Nevada to designate 5,000,000 shares of the Company’s preferred stock as shares of Series B Preferred Stock (the "Series B Preferred Shares").

The Series B Preferred Shares have the following preferences, qualifications, rights, and restrictions:

●
Series B Preferred Shares shall not be entitled to receive preference or priority to any cash dividend on the Common Shares.  In event of a dividend, holders of Series B Preferred Shares shall be entitled to a proportionate share of any such dividend as though such holders of the Series B Preferred Shares were the holders of the number of Common Shares or other capital stock of the Company into which such holders’ Series B Preferred Shares are convertible as of the record date fixed for the determination of the holders of Common Shares entitled to receive such dividend.

●	Series B Preferred Shares shall have no liquidation preference in the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary.

●	Series B Preferred Shares will be non-voting, except with respect to amendments of the Certificate of Designation that adversely affect the rights of the holders of the Series B Preferred Shares.

●
Each Series B Preferred Share shall be convertible into 4.4 Common Shares (as adjusted for stock splits, reverse stock splits, stock dividends, stock reclassifications or stock reorganizations of the Common Shares).

●
Series B Preferred Shares shall not be converted by any holder, in whole or in part, and the Company shall not give effect to any such conversion of Series B Preferred Shares for a period of twelve (12) months from the date of initial issuance.

●
Series B Preferred Shares shall not be converted by any holder, in whole or in part, and Company shall not give effect to any such conversion of Series B Preferred Shares, if, after giving effect to such conversion, the holder, together with any affiliate (including any person or company acting jointly or in concert with such holder), would in the aggregate beneficially own, or exercise control or direction over, that number of voting securities of Company which is 4.99% or greater of the total issued and outstanding voting securities of Company during the ninety day period ending on the date of conversion, immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that upon any holder of Series B Preferred Shares providing the Company with sixty-one (61) days notice (the “Waiver Notice”) that such holder would like to waive the Beneficial Ownership Limitation, the Beneficial Ownership Limitation will be of no force or effect with regard to all or a portion of the Series B Preferred Shares as referenced in the Waiver Notice.

●	Series B Preferred Shares shall contain customary anti-dilution provisions in the event of any stock split, stock dividend, capital reorganization or reclassification of the capital stock of Company.

The foregoing description of the preferences, qualifications, rights, and restrictions of the Series B Preferred Shares is qualified in its entirety by reference to the Certificate of Designation, a copy of which is filed as Exhibit 3.6 on Form 8-K filed October 8, 2010.

In addition, on August 17, 2010, pursuant to its powers under the Company’s bylaws to fill vacant seats on the Board, the Board of Directors appointed Oliver J. Whittle as a Director to the Company, effective October 1, 2010.  Prior to the effective date of his appointment to the Board, Mr. Whittle served as an interim advisor to the Company.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the exhibits attached hereto contain certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks related to our limited operating history;

●	risks related to our properties and proposed operations in Albania;

●	risks related to government regulations and approvals;

●	financing and development risks;

●	risks and uncertainty related to our legal rights under the participation agreement for the Mubarek Field;

●	risks related to the historical losses and expected losses in the future;

●	risks related to instability in production;

●	risks related to our dependence on our executive officers;

●	risks related to fluctuations in oil and natural gas prices;

●	risks related to drilling for and producing oil and natural gas;

●	risks related to liability claims from oil and gas operations;

●	risks related to accessing the oil and natural gas markets;

●	risks related to legal compliance costs;

●	risks related to the unavailability of drilling equipment and supplies;

●	risks related to competition in the oil and natural gas industry;

●	risks related to period to period comparison of our financial results; and

●	risks related to our securities.

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

On June 24, 2010, Sky Petroleum executed a Production Sharing Contract (“PSC”), covering three exploration blocks; Four, Five, and Dumre in the Republic of Albania. The main terms and conditions of the PSC for Block’s Four, Five, and Dumre had been negotiated previously by the National Agency of Natural Resources of Albania (“AKBN”).  Sky Petroleum is complying with its obligations under the PSC in accordance with directions from AKBN.

Sky Petroleum has been granted exclusive rights under the PSC to these three exploration blocks totaling approximately 5,000 km2 (1.2 million acres), representing approximately 20% of the landmass of Albania.  In addition to the exploration rights, the Company will also have access to more than 1,200 km of 2-D seismic data.

The internal data and previous 2D seismic work on these blocks has identified ten prospects or exploration leads covering approximately 435 km2 and believed to contain recoverable hydrocarbons, from the deep carbonate trends.

The Company entered into the PSC with the intention of developing these blocks as the Albania area has estimated reserves in excess of nine billion barrels of oil.

Exploration Blocks Four, Five, and Dumre

The PSC has a seven year term with three exploration periods commencing on the effective date.  Commitments on the blocks during the first exploration period of two years include geology and geophysics (“G&G”), reprocessing of existing seismic and additional seismic acquisition.  Two wells and additional G&G will be undertaken in the subsequent exploration periods.  Upon commercial discovery of gas, the agreement allows for development and production periods of 25 years plus extensions at the Company’s option.

Block Four is located in south east Albania, bordering Greece.  The exploration block covers an area of approximately 2,264 km2 (540,000 acres).  The block has a total of four identified prospects or leads.

Block Five is located in south west Albania next to the Adriatic Sea and covers an area of approximately 2,076 km2 (498,000 acres).  The block has a total of five identified prospects or leads.

Block Dumre is located immediately north of the Kucova oil field and covers an area of approximately 623 km2 (149,000 acres).

Under the terms of the PSC, the Company has agreed to undertake exploration work on the blocks during the three exploration periods over the next seven years commencing on the effective date. See “Contractual Obligations – Production Sharing Contract” below for a discussion of these commitments.

About the Republic of Albania

Albania has a population of 3.5 million people and is located 50 km east of Italy, across the Adriatic Sea in Southeast Europe.  Albania is a member of NATO, and has applied to join the European Union.  Albania is a proven hydrocarbon producing region with earliest known bitumen production dating back to the Roman Empire. Modern exploration began in the early 1900s.  The Patmos – Marinza and Kucova heavy oilfields are among the largest oilfields in Europe.  To date there have been ten significant field discoveries that have produced more than 150 million barrels.

Mubarek H2 Well and Mubarek K2-ST4 Well

On December 31, 2009, we received written notice from Crescent, the operator of the Mubarek Field, through its wholly owned subsidiary Buttes that it had unilaterally and solely determined that the Mubarek Field had reached the end of its economic life.  Accordingly, the Concession Agreement, dated December 29, 1969, between the His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated.  Buttes stated that it handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009.

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

Other Projects

On October 14, 2009, we entered into a non-binding letter of intent to invest in and acquire Suntera Resources’ interests in two onshore oil and gas blocks in Nigeria.  The letter of intent expired in April 2010.

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

The strategic overview of Sky Petroleum has been to identify opportunities to participate in oil and gas projects and other energy related projects in the Middle East, Africa, South East Asia, the Balkans and the Former USSR  through strategic participation agreements, farm-ins or joint ventures and to raise sufficient capital to fund our operations and to establish ongoing production revenue.

As warranted, there can be no assurance that we will successfully implement our business strategy or meet our goals during the next twelve months, if ever.

Operations

Comparison of the three and nine months ended September 30, 2010 with the three and nine months ended September 30, 2009

For the three and nine months ended September 30, 2010, we had a net loss of $377,061 and $911,431, respectively, compared to 2009 comparable periods totaling $22,956 net income and $439,077 net loss, respectively.  The principal difference for the increase in net loss, between the periods is decreasing revenues from oil operations in 2010 compared to 2009 and increases in other general expenses related primarily to travel, rent, and legal fees as compared to 2009.  We had one lift during the third quarter of 2009 related to our Mubarek wells with revenues of $540,270, compared to no lifts and no revenues during the third quarter of 2010.    During the nine months ended September 30, 2009 we had revenues of $1,066,593, compared to revenues of $85,570 during the nine months ended September 30, 2010.

Total expenses were $377,648 and $997,770 for the three and nine month periods ended September 30, 2010, respectively; compared to $517,420 and $1,506,585, respectively, during the same periods in 2009.  The reduction in expenses resulted from administrative cost reductions.

Depletion and depreciation decreased in 2010 due to the cessation of production of the Mubarek wells.  Other general and administrative and consulting expenses increased in total approximately $80,000 and $191,000, respectively, for the three and nine month comparable periods primarily as a result of increases in travel and professional fees in relation to our Albania project.

Liquidity and Capital Resources

Since inception, we have financed our cash flow requirements through the issuance of equity.  We expect to experience net negative cash flows from operations until we receive revenue from development and production, if any.  The Company may seek cash investments, debt or equity financing to finance working capital and capital requirements.

As of September 30, 2010, we had current assets of $3,868,047, including cash and cash equivalents of $3,813,628.  We had current liabilities of $331,427.  The Company had $3,536,620 of working capital at September 30, 2010 compared to $5,361,827 at December 31, 2009.

Net cash used in operating activities during the nine months ended September 30, 2010 was $269,648 as compared to net cash used of $340,731 for the comparable period in 2009, as a result of collection of receivables from the Mubarek well lift in 2009.  Net decrease in cash and cash equivalents was $1,211,271 for the nine months ended September 30, 2010 as compared to net decrease of $343,204 for the comparable period in 2009, as a result of cash used in pursuing our Albania project. Total assets as of September 30, 2010 were $5,299,294 compared to total assets of $5,571,212 as of December 31, 2009.  Total stockholders’ equity as of September 30, 2010 was $4,967,867 compared to stockholders’ equity of $5,372,614 as of December 31, 2009.

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

We believe that we have sufficient working capital to meet our currently anticipated minimum expenditure levels for the next 12 months.  However, as we develop our exploration and operating plan for Albanian project, we anticipate that we will require additional financing to fund such operations in the next 12 months.

Under the PSC, we have commitments to spend $1,500,000 during the first two year exploration period, and we are required to pay a signing bonus of $50,000 upon signing, and a $50,000 within 60 days of the effective date.  We are also required to spend $100,000 annually for training and education.  In addition we are required to provide AKBN with a bank guarantee of $1,500,000.

Under the consulting agreement with Orsett Ventures, we have agreed to pay Orsett $150,000 and issue Orsett 3,863,636 Series B preferred shares and 1,500,000 shares of common stock.  We anticipate that we will make these payments under the consulting agreement in the fourth quarter of 2010.

There was a severe deterioration in global credit and equity markets in 2007 through 2009.  This resulted in the need for government intervention in major banks, financial institutions and insurers and also resulted in greater volatility, increased credit losses and tighter credit conditions.  These disruptions in the credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies.  While market conditions have generally improved in 2010, access to capital and credit remains limited compared to capital markets before the deterioration in 2007.  As our operating plan includes reliance on equity financings in order to fund future additional prospects, these current market conditions could make it difficult or impossible for us to raise necessary funds to meet our operating plan. If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities or debenture issuances.

Currently, we have cash assets of $3,656,509 with HSBC, a bank in the United Arab Emirates.  We do not expect these deposits to be affected by the current financial conditions and we do not anticipate that the bank in which they are deposited will fail.  Management continues to monitor the state of the financial markets and will make adjustments to the investment of cash assets based on the current and anticipated capital requirements of the Company, the stability of the markets, the rate of return on time deposits, money market accounts and bonds, and the levels of protection provided by such investments.

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

During the quarter ended September 30, 2010, we had no other material transactions affecting our liquidity and capital resources other than those described above.

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

Depletion is provided using the units-of-production method based upon estimates of proved oil and natural gas reserves with oil and natural gas production being converted to a common unit of measure based upon their relative energy content.  Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs.  If the results of an assessment indicate that the properties are impaired, the carrying value of the assets are reduced accordingly.  Once the assessment of unproved properties is complete and when major development projects are evaluated, the costs previously excluded from amortization are transferred to the full cost pool and amortization begins.

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

Contractual Obligations

Production Sharing Contract

Under the terms of the PSC, Sky Petroleum has agreed to undertake exploration work on the blocks during the following three exploration periods over the next seven years commencing on the effective date.

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

Sky Petroleum will relinquish to AKBN 25% of the Concession Area, under the PSC, as designated by Sky Petroleum, within 180 days after the end of each of the First Exploration Period and the Second Exploration Period and all remaining acreage of the Concession Area at the end of the Third Exploration Period that is not then subject to a Discovery or in a Production area as determined by the PSC (respectively, a “Discovery Area” and a “Production Area”).  Sky Petroleum will not be required to relinquish areas included in a Discovery Area or in a Production Area.

In addition, to the work program undertakings, Sky Petroleum has also agreed to the following:

Education and Training Program:  Sky Petroleum has agreed to allocate $100,000 for training and education during each year of the exploration periods.

Bonus Payment Obligations:  Sky Petroleum has agreed to pay AKBN the following bonus payments:

Signing Bonus:  $50,000 within 60 days of the effective date of the PSC.

Production Bonuses:

●	$150,000 on start-up of production from the Concession Area

●	$250,000 when average daily crude oil production over any consecutive ninety-day period reaches fifteen thousand (15,000) Barrels of oil per day

●	$500,000 when average daily crude oil production over any consecutive ninety-day period reaches thirty thousand (30,000) Barrels of oil per day.

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

First Amendment:

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

Sky Petroleum agreed to pay the Consultant the following consulting fee in connection with the execution and delivery of the PSC:

A)	1,500,000 shares of Sky Petroleum common stock; and

B)	$700,000 in cash.

Sky Petroleum agreed to also pay the Consultant the following consulting fee in connection with the execution and delivery of the definitive agreements related to the acquisition of a designated producing oil and gas field in the Territory (the “Producing Field Transaction”):

A)	1,500,000 shares of Sky Petroleum common stock; and

B)	$300,000 in cash.

In July 2010, the Company paid the Consultant $700,000 related to the first qualifying transaction.  In addition, the fair market value of the 1.5 million shares of $480,000 has also been included as additional paid in capital as of September 30, 2010.  These shares have not been delivered pending final confirmation of the PSC.  The consultant costs are included in the investment in oil and gas properties as of September 30, 2010.

Second Amendment:

On October 3, 2010 the Company executed a Second Amendment. Pursuant to Amendment No. 2 to the Agreement, Sky Petroleum’s payment obligations to the Consultant were further amended to reflect the expanded nature and scope of the services provided by the Consultant to Sky Petroleum in order to provide what the Board of Directors of Sky Petroleum has determined, in negotiation with the Consultant, is fair market consideration for the additional value conferred on Sky Petroleum by the expanded nature and scope of such services.  Accordingly, Amendment No. 2 to the Agreement amends and restates Appendix A to the Agreement to evidence the expanded nature and scope of the services provided to Sky Petroleum by the Consultant which include, in addition to those services currently provided by the Consultant under the Agreement, the following:

●	the Consultant will provide in-country and local support to assist Sky Petroleum with the acquisition, development and obtaining approvals for projects in the Republic of Albania;

●	the Consultant will make introductions to financial institutions and capital sources and provide support in capital raising transactions;

●
the Consultant will make introductions to strategic partners, third-party operators and local experts and vendors to assist in the acquisition, development and commercialization of oil and gas properties in the Republic of Albania; and

●
the Consultant will assist Sky Petroleum with strategic planning and project plans in connection with in the acquisition, development and commercialization of oil and gas properties in the Republic of Albania.

In consideration for expanding the nature and scope of the Consultant’s services under Amendment No. 2 to the Agreement, Sky Petroleum agreed to further amend and restate Schedule C to the Agreement to provide for the acceleration of certain amounts due under the Agreement and for the payment of additional compensation as fair market consideration for the additional value conferred on Sky Petroleum by the expanded nature and scope of the services provided by the Consultant.  Accordingly, Schedule C to the Agreement was amended and restated in Amendment No. 2 to the Agreement to provide for the following:

a)
concurrent with the valid execution and delivery of Amendment No. 2 to the Agreement, Sky Petroleum’s Board of Directors will designate 5,000,000 shares of Sky Petroleum’s authorized but unissued preferred shares as Series B Convertible Preferred Shares (the “Series B Preferred Shares”) and within five business days of such designation, Sky Petroleum will file a certificate of designations (“Certificate of Designations”) with the Secretary of State of the State of Nevada  in respect of the Series B Preferred Shares.  The Series B Preferred Shares shall be convertible into shares of common stock of Sky Petroleum (“Common Shares”) after a period of twelve months from the date of initial issuance at a ratio of 4.4 Common Shares for each Series B Preferred Share.  In addition to the twelve month restriction on conversion and such other terms as are normally associated with convertible preferred shares, the Series B Preferred Shares shall not be converted by the Consultant if after giving effect to such conversion the Consultant would in the aggregate beneficially own, or exercise control or direction over, that number of voting securities of Sky Petroleum which equals 4.99% or greater of the total issued and outstanding voting securities of Sky Petroleum during the ninety day period ending on the date of conversion (the “Beneficial Ownership Limitation”); provided, however, that the Consultant may waive the Beneficial Ownership Limitation by providing Sky Petroleum with sixty-one days notice of the Consultant’s desire to waive the Beneficial Ownership Limitation.

b)	within five business days of the filing of the Certificate of Designations, Sky Petroleum agreed to issue 3,863,636 Series B Preferred Shares and 1,500,000 Common Shares to the Consultant;

c)	within forty-five days of the valid execution and delivery of Amendment No. 2 to the Agreement, Sky Petroleum agreed to pay the Consultant the sum of $150,000; and

d)
within five business days of the valid execution and delivery of the Second Qualifying Agreement, defined below, and the receipt of such regulatory and governmental approvals as may be required under applicable Albanian law, Sky Petroleum agreed to issue 1,136,364 Series B Preferred Shares and pay $150,000 to the Consultant.  The Second Qualifying Agreement is defined in amended and restated Schedule C to Amendment No. 2 to the Agreement as one or more definitive binding, written agreements entered into prior to April 30, 2011 that provide or provides for the Sky Petroleum’s privatization and acquisition of assets, rights, wells, concessions, rigs, storage facilities, equipment, licenses, permits, data and other assets of Albpetrol Sh.a (“Albpetrol”), and of properties, concessions, rights and permits for oil production (excluding Block 4, Block 5 and Block Dumre previously acquired by Sky Petroleum) as may be negotiated between Sky Petroleum and Albpetrol or between Sky Petroleum and the Ministry of Economy, Trade and Energy of the Republic of Albania (the “Second Qualifying Assets”); and (B) execution of definitive Production Sharing Agreements in the form mandated in the “Petroleum Law”, No.7746, date 28.07.1993 and the document “Albanian Legislation and the Framework for Petroleum Exploration and Production” related to the Second Qualifying Assets that vest all rights to the Second Qualifying Assets in Sky Petroleum.

We have not delivered payment under Amendment No. 2 final confirmation of the PSC.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T - Disclosure Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by our Annual Report for the year ended December 31, 2009 an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Interim Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation the Interim CEO and Interim CFO have concluded that the Company's disclosure controls and procedures are adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Interim CEO and Interim CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the third quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Petroleum operations in the Republic of Albania and the PSC are generally governed by the Laws of the Republic of Albania, including the following laws and regulations:

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

These laws govern, among other petroleum related activities, the exploration and production of petroleum reserves in Albania, production taxes on petroleum production, and general business taxes for businesses operating in Albania.  Any changes to these laws and the regulations promulgated there under or the adoption of new laws and regulations in Albania could adversely affect our operations in Albania, decrease the potential profitability of those operations, or make such operations impossible or impracticable to continue.  The PSC is governed by Albanian regulations and law.

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

The Company or an affiliated entity designated by the Company will serve as operator under the PSC.  The Company intends to use affiliated entities to hold and operate the Concession Area under the PSC.  The Company may hire third parties to conduct certain activities in the Concession Area related to its commitments under the PSC.  The Company’s success will depend on its ability to provide adequate oversight of these third party providers and to ensure that the work provided is adequate for its purposes.  If the Company is unable to provide adequate oversight of the work being conducted, the Company’s operations in Albania could be adversely affected and the Company could be exposed to certain liabilities for the actions of the third party providers.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 – [RESERVED]

Item 5 - Other Information

None

Item 6 – Exhibits

10.9
Production Sharing Contract (“PSC”), covering three exploration blocks, Four, Five, and Dumre in the Republic of Albania, previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on August 13, 2010.

10.10
Consultant Agreement for Business Development in the Republic of Albania with Orsett Ventures Inc., a British Virgin Islands company, previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on August 13, 2010.

10.11
Amendment No. 1 to the Consultant Agreement for Business Development in the Republic of Albania,  previously filed with the Company’s Form 10-Q for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission on August 13, 2010.

10.12
Amendment No. 2 to the Consultant Agreement for Business Development in the Republic of Albania, previously filed with the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 7, 2010.

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

Date: November 15, 2010