Form 10-Q
period 2011-03-31
SKY PETROLEUM, INC.
filed 2011-05-16
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Number of Shares outstanding at May 6, 2011: 61,868,709

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NOTE: These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at March 31, 2011 (unaudited) and December 31, 2010, the unaudited Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, and unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010.

Sky Petroleum, Inc.
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,471,378	$2,911,464
Other current assets	44,407	83,435
Total Current Assets	2,515,785	2,994,899

Investment in oil and gas properties, net	10,115,220	10,115,220
Fixed assets, net	15,657	9,278
Deposits and other assets	11,053	11,053

Total Assets	$12,657,715	$13,130,450

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$305,720	$245,418
Total Current Liabilities	305,720	245,418

Commitments and contingencies

Stockholders’ equity:

Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Series B Preferred stock, no par value, 5,000,000 shares authorized, 3,863,636 issued and outstanding	7,820,000	7,820,000
Common stock, $0.001 par value, 150,000,000 shares authorized, 61,868,709 shares issued and outstanding, respectively	61,869	61,869
Additional paid-in capital	41,654,060	41,619,458
Accumulated deficit	(37,183,934)	(36,616,295)
Total Stockholders’ Equity	12,351,995	12,885,032

Total Liabilities and Stockholders’ Equity	$12,657,715	$13,130,450

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Oil revenues	$-	$-
Expenses:
Lease operating expenses	-	-
Depreciation	671	312
Legal and accounting	134,827	43,038
Travel	114,715	20,336
Consulting services	135,962	107,600
General and administrative	181,785	97,730
Total expenses	567,960	269,016
Net operating loss	(567,960)	(269,016)
Interest income	320	103
Net loss	$(567,640)	$(268,913)

Net loss per share - basic and diluted	$(0.01)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	61,868,709	58,793,709

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash flows from operating activities:
Net loss	$(567,640)	$(268,913)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	671	312
Share based compensation	34,603	-
Changes in operating assets and liabilities:
Accounts receivable	-	504,774
Other current assets	39,031	(2,664)
Accounts payable and accrued liabilities	60,302	(62,648)
Net cash (used in) provided by operating activities	(433,033)	170,861
Cash flows from investing activities:
Purchases of fixed assets	(7,053)	-
Net cash used in investing activities	(7,053)	-
Net increase (decrease) in cash and cash equivalents	(440,086)	170,861
Cash and cash equivalents at the beginning of period	2,911,464	5,024,899
Cash and cash equivalents at the end of period	$2,471,378	$5,195,760

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Notes to Consolidated Financial Statements

As used herein, the terms, “Sky Petroleum,” “Sky,” “the Company,” “we,” “us,” and “our” refer to Sky Petroleum, Inc. and related subsidiaries.

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

In order to manage its off-shore Sharjah, UAE oil and gas operations, the Company established two corporations in Cyprus. Bekata Limited (“Bekata”), a wholly-owned subsidiary of Sky Petroleum, Inc. owns a 100% interest in Sastaro Limited, (“Sastaro”).  In addition, on February 17, 2011, we incorporated Sky Petroleum (Albania) Inc., a Cayman Islands corporation, for the purposes of holding and operating our interests in certain concession areas in the country of Albania. Sky Petroleum (Albania) Inc. is also a wholly-owned subsidiary of Sky Petroleum, Inc.

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

On February 17, 2011, Sky organized Sky Petroleum (Albania) Inc., a wholly-owned Cayman Islands corporation (Registration No. 252272) (“Sky Albania”), for the purposes of conducting business in Albania and under the PSC.  Sky is in the process of registering Sky Albania as a branch in the Republic of Albania.

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

On December 31, 2009, Sastaro received written notice from Buttes that Buttes unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Buttes also notified Sastaro that the Concession Agreement, dated December 29, 1969, between the His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated. Buttes has stated it handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009. Management is exercising its rights under the Participation Agreement and intends to take all actions required to protect our interests, our shareholders and our investment in the Mubarek Field.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary corporations, after elimination of all intercompany accounts, transactions and profits.

Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q Quarterly Report pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, the interim unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the financial position and results of operations for each interim period shown in conformity with accounting principles generally accepted in the United States of America.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The Company calculates the fair value of its assets and liabilities, which qualify as financial instruments, and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments.  The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments are held for trading purposes.

Note 2 - Investment in Oil and Gas Properties

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

If during the exploration periods, Sky Petroleum discovers petroleum accumulations capable of commercial production within the Concession Area (a “Discovery Area”); it can submit to AKBN a development plan and commence development of the Discovery Area.  Sky Petroleum will have production rights of 25 years for each field (a “Production Area”) from the date of initial commercial production, which maybe extended, at Sky Petroleum’s option, for successive periods of five years on the same conditions, subject to approval by AKBN, which approval shall not be unreasonably withheld or delayed.  Sky Petroleum and AKBN will share profits from any commercial production of oil (after cost recovery by Sky Petroleum) based on a sliding scale formula, in which Sky Petroleum’s share of profits will range from 96% to 100%.  All available production is subject to a 10% royalty tax and Sky Petroleum’s profits are subject to a 50% Albania tax on petroleum profits.

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

Bank Guarantee:  On December 17, 2010, a copy of the document evidencing final approval of the Council of Ministers of the Republic of Albania was published in the Fletoren Zyrtare.  The PSC became effective 10 working days after publication of the document on January 3, 2011.  Sky Petroleum has agreed to provide a bank guarantee within 90 days of the effective date of the PSC in an amount to guarantee expenditures during the first exploration period $1,500,000. Sky requested a meeting with ABKN on March 29, 2011 to present a proposed Works Program for the First Exploration Period as well as obtaining the $1.5 million bank guarantee. A meeting was not able to be scheduled and as such on May 6, 2011, Sky notified ABKN that among other things, the bank guarantee is being finalized and will be delivered within 10 days to ABKN. In addition, on April 5, 2011, Sky paid $50,000 towards the $100,000 allocation for training and education for the first year Exploration period.

Sky Petroleum or an affiliated entity designated by Sky Petroleum will serve as operator under the Agreement. Sky Petroleum intends to use affiliated entities to hold and operate the Concession Area. Sky Petroleum Albania was organized for the purpose of holding and operating the Concession Area.

Consulting Agreement:

On May 18, 2010, Sky Petroleum entered into a Consultant Agreement for Business Development in the Republic of Albania (the “Consultant Agreement”) with Orsett Ventures Inc., a British Virgin Islands company (the “Consultant”).  The Consultant Agreement was amended on June 29, 2010 (Amendment #1) and on October 8, 2010 (Amendment #2). Under the terms of the Agreement, Sky Petroleum retained Consultant as an independent consultant to use Consultant’s experience, expertise, qualifications and expertise to acquire and negotiate the acquisition of oil and gas properties and projects in the Republic of Albania.  The Consulting Agreement terminated under its term on April 30, 2011.

First Qualifying Transaction

Pursuant to Amendment #1, Sky Petroleum agreed to pay the Consultant in connection with the execution and delivery of the PSC $700,000 and 1.5 million shares of common stock, all of which was paid and tendered, respectively as of December 31, 2010.

Pursuant to Amendment #2, Sky agreed to pay the Consultant for additional services, $150,000, an additional 1.5 million shares of common stock; and 3,863,636 shares of newly designated Series B Preferred Stock.  Following notification of approval by the Council of Ministers for the Republic of Albania of the PSC, the Company issued the Preferred Series B Stock. As of December 31, 2010, all fees and common and preferred shares were paid and tendered.

The fair market value of the 3 million common shares of approximately $1,170,000, and the fair market value of the 3,863,636 shares issued for Preferred Series B Stock of $7,820,000 have been included in oil and gas investments as of March 31, 2011. The fair value of the preferred stock was determined using quoted market prices along with internally developed models that primarily use, as inputs, observable market-based parameters, and other valuation adjustments made to ensure that financial instruments are recorded at fair value.

Total consultant costs of $9,840,000 along with other payments related to the investment totaling $275,220 are included in the investment in oil and gas properties totaling $10,115,220 as of March 31, 2011.

The Company’s investment in the Albania exploration blocks as of March 31, 2011 was $10,115,220.  This investment consisted of acquisition costs related to the PSC totaling $50,000, and $850,000 for fees to consultants for locating and negotiating the Company’s investment in the Albania exploration blocks, and $225,220 for fees related to evaluations and assessments of the concession area.  In addition, 3 million shares of common stock with a fair value of $1,170,000, plus 3,863,636 Preferred Shares Series B with a value of $7,820,000, were issued to the Consultant for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties.

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

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of approximately 150,413 gross barrels through December 31, 2009. Since the Mubarek K2-ST4 well was completed in the second quarter of 2007, it has produced a total of approximately 149,471 gross barrels through December 31, 2009. During the second quarter of 2010, there was one final lift for 1,521 barrels. No further production from the Mubarek wells is expected due to the abandonment of the wells by the operator.

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

As of March 31, 2011 and December 31, 2010, respectively, the Company's investment in the Mubarek field oil and gas properties was zero.

Note 3 -Investment in Non-Affiliated Entity

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

On December 31, 2009, Concorde entered into binding agreements with its majority shareholder, Kuwait Energy Company (“KEC”), under which KEC will acquire Concorde’s principal operating subsidiaries, Pechora Energy Company and all other subsidiaries in return for shares of KEC and contingent earn-out notes, subject to the fulfillment of certain future operating conditions. This transaction is due to Concorde’s pre-tax loss of $30 million for the year ended March 31, 2009, along with other economic conditions, and the need for additional capital. The completion of this transaction is subject to a number of conditions, including regulatory consents, bank consent, and approval of KEC shareholders. Because KEC is a private company and related share information is not available, the market value of the proposed shares is not readily available. In addition, the Company does not possess the required information to determine a reasonable amount of shares to be obtained and potential earn-out note repayments without incurring excessive costs.

Evidence of loss in value that might indicate impairment of investments in companies is assessed to determine if such evidence represents a loss in value of the Company’s investment that is other than temporary. Examples of key indicators include a history of operating losses, negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment or geographic region. If evidence of an other than temporary loss in fair value below carrying amount is determined, impairment is recognized. In the absence of market prices for the investment, discounted cash flows are used to assess fair value. As the Company will more likely than not be required to sell the securities in order to recoup its investment, an impairment loss of $1 million was recorded in operations for the year ended December 31, 2009.

Note 4 - Stockholders’ Equity

Preferred Stock

We have authorized 10 million shares of $0.001 par value Series A Preferred Stock. There were no shares of Series A Preferred Stock outstanding as of March 31, 2011 and December 31, 2010, respectively.

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

As of March 31, 2011, and December 31, 2010, respectively, 3,863,636 shares of Series B Preferred Stock were outstanding.

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

For the quarters ended March 31, 2011 and 2010, the Company recorded $34,602 and $0, respectively, of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these stock option awards. No options were exercised during the quarters ended March 31, 2011 or 2010 therefore, the intrinsic value of options exercised during those periods is $0. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying stock option. In accordance with ASC Topic No. 718 and No. 505, the fair value of each stock option grant was estimated on the date of the grant, using the Black-Scholes option-pricing model.

The 2010 stock options fair value was determined using the following attributes and assumptions for each separate issuance: share prices ranging from $0.18 to $0.85, risk-free interest rates of approximately 1.77% to 2.1%, expected dividend yields of 0%, expected life between 4.5 and 6 years, and expected volatility of 186% to 203%.  The Company estimates forfeitures based on historical experience. As of March 31, 2011, there was $331,596 of unrecognized compensation expense related to non-vested stock option agreements, which is expected to be expensed between April 1, 2011 and October 6, 2013.

A summary of stock options outstanding as of March 31, 2011, is as follows:

Shares Underlying Options Outstanding:				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.18	650,000	7.17	$0.18	–	$–
$0.50	300,000	5.86	$0.50	50,000	$0.50
$0.85	300,000	6.52	$0.85	–	$–
$1.00	400,000	1.63	$1.00	400,000	$1.00
$1.29 - $1.88	800,000	3.78	$1.44	800,000	$1.44

The aggregate intrinsic value of exercisable options as of March 31, 2011 is $0.  The aggregate intrinsic value of options outstanding as of March 31, 2011, is $195,000.

The following is a summary of stock option activity for the quarter ended March 31, 2011 and the year ended December 31, 2010:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2009	1,350,000	1.20
Options cancelled	–	–
Options granted	1,100,000	.41
Options exercised	–	–
Balance, December 31, 2010	2,450,000	$.85
Options cancelled	–	–
Options granted	–	–
Options exercised	–	–
Balance, March 31, 2011	2,450,000	$.85	4.92

Exercisable, March 31, 2011	1,250,000	$1.26	3.16

Note 5 - Income Taxes

For the quarter ended March 31, 2011, the Company had net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2011, the Company has accumulated operating losses totaling approximately $32 million. The net operating loss carry forwards will begin to expire in 2020 if not utilized. The Company has recorded net operating losses in each year since its inception through March 31, 2011. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that, the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at March 31, 2011 and December 31, 2010.

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

The Company’s wholly owned subsidiaries have prepared the required foreign tax returns due for the years ended December 31, 2005 through December 31, 2008. Foreign taxes of approximately $33,000 have been recorded for tax years 2005 through 2008, and are included in accrued expenses. Management has engaged qualified firms to identify and prepare foreign tax returns for filing for the years ended 2010 and 2009. The Company believes amounts due, if any, would not be material due to changes in Cyprus tax laws during those periods, and due to net operating losses from foreign operations carried forward.

Note 6 - Subsequent Events

On April 5, 2011, Sky paid $50,000 towards the $100,000 allocation for training and education for the first year Exploration period related to the Albania concession area.

On December 17, 2010, a copy of the document evidencing final approval of the Council of Ministers of the Republic of Albania was published in the Fletoren Zyrtare.  The PSC became effective 10 working days after publication of the document on January 3, 2011.  Sky Petroleum has agreed to provide a bank guarantee within 90 days of the effective date of the PSC in an amount to guarantee expenditures during the first exploration period $1,500,000. Sky requested a meeting with ABKN on March 29, 2011 to present a proposed Works Program for the

First Exploration Period as well as obtaining the $1.5 million bank guarantee. A meeting was not able to be scheduled and as such on May 6, 2011, Sky notified ABKN that among other things, the bank guarantee is being finalized and will be delivered within 10 days to ABKN.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Our management has included projections and estimates in this Quarterly Report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission (which we refer to as the “SEC”) or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

We qualify all the forward-looking statements contained in this Quarterly Report by the foregoing cautionary statements.

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

Sky Petroleum or an affiliated entity designated by Sky Petroleum will serve as operator under the Agreement. Sky Petroleum intends to use affiliated entities to hold and operate the Concession Area. Sky Petroleum Albania was organized for the purpose of holding and operating the Concession Area.

On February 17, 2011, Sky organized Sky Petroleum (Albania) Inc., a wholly-owned Cayman Islands corporation (Registration No. 252272) (“Sky Albania”), for the purposes of conducting business in Albania and under the PSC.  Sky is in the process of registering Sky Albania as a branch in the Republic of Albania.

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

Comparison of the Statement of Operations for the three months ended March 31, 2011 and March 31, 2010 (all amounts in approximation)

We had no revenues from operations for the three months ended March 31, 2011 and no revenues from operations for the three months ended March 31, 2010.  We do not anticipate having any revenues from operations until we are able to successfully complete exploration and development work in the Concession Area.  Revenue from operations, if any, will be dependent on our ability to obtain adequate financing and develop wells in the Concession Area.

Our total expenses increased to $567,960 for the three months ended March 31, 2011, from $269,016 for the three months ended March 31, 2010, an increase of $298,944 or 111%.  The increase in total expenses was attributable to increased activity related to the Concession Area, organizational development and capital raising efforts, and expenses associated with our organization of Sky Albania for the purposes of conducting business in Albania and under the PSC.  During the three months ended March 31, 2011, we incurred legal and accounting expenses of $134,827 ($43,038, Q1 2010); travel expenses of $114,715 ($20,336, Q1 2010); consulting services expenses of $135,962 ($107,600, Q1 2010); and general and administrative expenses of $181,785 ($97,730, Q1 2010).  We had income from interest of $320 for the three months ended March 31, 2011, compared to $103 for the three months ended March 31, 2010.

We had a net loss of $567,640 for the three months ended March 31, 2011, as compared to a net loss of $268,913 for the three months ended March 31, 2010.

Liquidity and Capital Resources

A component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing to fund our Albania projects. Our only source of internal operating cash flow historically has been derived from our participation interest in the Mubarek Field, which ceased production at the end of 2009. We had cash on hand of approximately $2,471,000 at March 31, 2011.

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

Net cash used in operating activities during the three months ended March 31, 2011 was $433,033 as compared to net cash provided by operating activities of $170,861 for the comparable period in 2010, a decrease of $603,894.  This decrease in cash provided by operations is a result of collecting accounts receivable related to the lift in the Mubarek wells in 2009, and increased expenses in 2010 related to travel, professional fees, and rent expense.  Net cash used in investing activities during the three months ended March 31, 2011 was $7,053 for the purchase of fixed assets as compared to $-0- for the comparable period in 2010.

Total assets as of March 31, 2011, were approximately $12,658,000 compared to total assets of approximately $13,130,000 as of December 31, 2010.  Stockholders' equity as of March 31, 2011 was approximately $12,352,000 compared to stockholders’ equity of approximately $12,885,000 as of December 31, 2010.  The decrease in assets and stockholder’s equity was primarily related to cash used in operations for the quarter ended March 31, 2011.

As of March 31, 2011, we had current assets of approximately $2,516,000 including cash and cash equivalents of approximately $2,471,000. We had current liabilities of approximately $306,000, resulting in working capital of approximately $2,210,000 as of March 31, 2011, as compared to approximately $2,749,000 as of December 31, 2010.

Pursuant to the PSC, covering three exploration blocks, Four, Five, and Dumre in the Republic of Albania, or the Concession Area, the Company has committed to minimum expenditures of $1,500,000 for the first exploration period of two years. Sky will provide a bank guarantee for $1,500,000 within 90 days of the effective date of the PSC to guarantee expenditures during the first exploration period. At the end of the First Exploration Period or the Second Exploration Period, Sky Petroleum has the right, subject to AKBN approval, to extend such period by one year.  In such a case, the duration of the second exploration period or the third exploration period shall be reduced to one year.  Sky Petroleum may terminate the PSC at the end of any exploration period. Sky Petroleum or an affiliated entity designated by Sky Petroleum will serve as operator under the Agreement. Sky Petroleum intends to use affiliated entities to hold and operate the Concession Area.`

Since the Mubarek H2 well was completed in the second quarter of 2006, it has produced a total of 150,413 gross barrels as of December 31, 2010. Since the Mubarek K2-ST4 well was completed, it has produced a total of 149,471 gross barrels as of December 31, 2010.  Revenues provided from these wells were $85,570 for the year ended December 31, 2010 and $-0- for the quarter ended March 31, 2011.  We expect no revenue from production in 2011 and will not have any revenue from our properties until we complete exploration and development programs, which may take a significant amount of time and investment.

On December 31, 2009, Sastaro received written notice from Buttes that Buttes had unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Buttes also notified Sastaro that the Concession Agreement, dated December 29, 1969, between the His Highness Sheikh Sultan bin Mohamed Al-

Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated. Buttes stated that it handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009.  As a result, we have not had any cash flow from these wells since the second quarter of 2010; however we intend to pursue our rights under the agreement.

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

There was a severe deterioration in global credit and equity markets in 2007 through 2010. This resulted in the need for government intervention in major banks, financial institutions and insurers and also resulted in greater volatility, increased credit losses and tighter credit conditions. These disruptions in the credit and financial markets have had a significant material adverse impact on a number of financial institutions and have limited access to capital and credit for many companies. While market conditions have generally improved in 2010, access to capital and credit remains limited compared to capital markets before the deterioration in 2007. As our operating plan includes reliance on equity financings in order to fund future additional prospects, these current market conditions could make it difficult or impossible for us to raise necessary funds to meet our operating plan. If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities or debenture issuances.

Currently, we have cash assets of $2,343,779 with HSBC, a bank in the United Arab Emirates. We do not expect these deposits to be affected by the current financial conditions and we do not anticipate that the bank in which they are deposited will fail. Management continues to monitor the state of the financial markets and will make adjustments to the investment of cash assets based on the current and anticipated capital requirements of the Company, the stability of the markets, the rate of return on time deposits, money market accounts and bonds, and the levels of protection provided by such investments.

During the quarter ended March 31, 2011, we had no other material transactions affecting our liquidity and capital resources other than those described above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

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

Bank Guarantee: On December 17, 2010, a copy of the document evidencing final approval of the Council of Ministers of the Republic of Albania was published in the Fletoren Zyrtare.  The PSC became effective 10 working days after publication of the document on January 3, 2011.  Sky Petroleum has agreed to provide a bank guarantee of $1,500,000 within 90 days of the effective date of the PSC in an amount to guarantee expenditures during the First Exploration Period. Sky requested a meeting with ABKN on March 29, 2011 to present a proposed Works Program for the First Exploration Period as well as obtaining the $1.5 million bank guarantee. A meeting was not able to be scheduled and as such on May 6, 2011, Sky notified ABKN that among other things, the bank guarantee is being finalized and will be delivered within 10 days to ABKN.

Consulting Agreements:

On October 8, 2010, pursuant to the terms of the Consultant Agreement, dated May 18, 2010, as amended June 29, 2010 and October 3, 2010, by and between the Company and the Consultant, the Company filed a Certificate of Designation with the Secretary of State for the State of Nevada to designate 5,000,000 shares of the Company’s preferred stock as shares of Series B Preferred Stock (the “Series B Preferred Shares”).  As of December 31, 2010, 3,386,636 of Series B shares have been issued related to the execution of the first qualifying transaction.

Within five business days of the valid execution and delivery of the Second Qualifying Agreement, Sky Petroleum agreed to issue an additional 1,136,364 Series B Preferred Shares and pay $150,000 to the Consultant.  The Second Qualifying Agreement is defined in amended and restated Schedule C to Amendment No. 2 to the Consultant Agreement. The agreement provides for  privatization and acquisition of assets, rights, wells, concessions, rigs, storage facilities, equipment, licenses, permits, data and other assets of Albpetrol Sh.a (“Albpetrol”), and of properties, concessions, rights and permits for oil production (excluding Block 4, Block 5 and Block Dumre previously acquired by Sky Petroleum) as may be negotiated between Sky Petroleum and Albpetrol or between Sky Petroleum and the Ministry of Economy, Trade and Energy of the Republic of Albania (the “Second Qualifying Assets”); and execution of definitive Production Sharing Agreements in the form mandated in the “Petroleum Law”, No. 7746, date 28.07.1993 and the document “Albanian Legislation and the Framework for Petroleum Exploration and Production” related to the Second Qualifying Assets that vest all rights to the Second Qualifying Assets in Sky Petroleum.  The Consulting Agreement terminated under its terms on April 30, 2011.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T - Disclosure Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by our Annual Report for the year ended December 31, 2010 an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Interim Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation the Interim CEO and Interim CFO have concluded that the Company's disclosure controls and procedures are adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Interim CEO and Interim CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the first quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Form 10-K, which was filed with the SEC on March 30, 2011.

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

Date: May 16, 2011