Form 10-Q
period 2011-06-30
SKY PETROLEUM, INC.
filed 2011-08-15
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Number of Shares outstanding at August 14, 2011: 61,868,709

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NOTE: These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010, the unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, and unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010.

Sky Petroleum, Inc.
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
Assets

Current assets:
Cash and cash equivalents	$2,011,724	$2,911,464
Other current assets	49,929	83,435
Total Current Assets	2,061,653	2,994,899

Investment in oil and gas properties, net	10,165,220	10,115,220
Fixed assets, net	27,709	9,278
Deposits and other assets	11,053	11,053

Total Assets	$12,265,635	$13,130,450

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$217,501	$245,418
Total Current Liabilities	217,501	245,418

Commitments and contingencies

Stockholders’ equity:

Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Series B Preferred stock, no par value, 5,000,000 shares authorized, 3,863,636 issued and outstanding	7,820,000	7,820,000
Common stock, $0.001 par value, 150,000,000 shares authorized, 61,868,709 shares issued and outstanding, respectively	61,869	61,869
Additional paid-in capital	41,688,664	41,619,458
Accumulated deficit	(37,522,399)	(36,616,295)
Total Stockholders’ Equity	12,048,134	12,885,032

Total Liabilities and Stockholders’ Equity	$12,265,635	$13,130,450

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Oil revenues	$-	$85,570	$-	$85,570

Expenses:
Lease operating expenses	-	33,806	-	33,806
Depletion and depreciation	1,998	289	2,669	601
Legal and Accounting	13,511	18,280	148,338	50,670
Travel	43,579	44,000	158,294	47,226
Consulting services	135,962	106,645	271,924	187,706
Other general and administrative	143,622	148,087	325,407	300,113

Total expenses	338,672	351,107	906,632	620,122

Net operating loss	(338,672)	(265,537)	(906,632)	(534,552)

Interest income	208	79	528	182

Net loss	$(338,464)	$(265,458)	$(906,104)	$(534,370)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	61,868,709	58,793,709	61,868,709	58,793,709

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net loss	$(906,104)	$(534,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,669	601
Share based compensation	69,206	-
Changes in operating assets and liabilities:
Accounts receivable	-	453,010
Other current assets	33,506	(4,000)
Accounts payable and accrued liabilities	(29,159)	(29,480)
Net cash used in operating activities	(829,882)	(114,239)

Cash flows from investing activities:
Purchases of fixed assets	(19,858)	(6,345)
Investment in Albania Oil and Gas	(50,000)	-
Deposits on equipment	-	(2,740)
Net cash used in investing activities	(69,858)	(9,085)

Net decrease in cash and cash equivalents	(899,740)	(123,324)
Cash and cash equivalents at the beginning of period	2,911,464	5,024,899
Cash and cash equivalents at the end of period	$2,011,724	$4,901,575

Non-Cash Investing and Financing Activities:
Acquisition of oil and gas investment, including fair value of 1,500,000 shares	$-	$1,230,000

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

In order to manage its offshore Sharjah, UAE oil and gas operations, the Company established two corporations in Cyprus. Bekata Limited (“Bekata”), a wholly owned subsidiary of Sky Petroleum, Inc. owns a 100% interest in Sastaro Limited, (“Sastaro”). On February 17, 2011, Sky organized Sky Petroleum (Albania) Inc., a wholly owned Cayman Islands corporation (Registration No. 252272) (“Sky Albania”), for the purpose of conducting business in Albania under the Production Sharing Contract (“PSC”). Sky is in the process of registering Sky Albania as a branch in the Republic of Albania.

On June 24, 2010, Sky entered into a Production Sharing Contract (“PSC”) with the Ministry of Economy, Trade and Energy of Albania, acting through the National Agency of Natural Resources of Albania (“AKBN”) ratified by the Council of Ministers and published in the Fletoren Zyrtare on December 17, 2010. The PSC became effective on January 3, 2011. The PSC grants Sky Petroleum exclusive rights to three exploration blocks (Block Four, Block Five and Block Dumre) in the Republic of Albania (the “Concession Area”). The Concession Area covers approximately 1.2 million acres, representing approximately 20% of the landmass of Albania. The PSC has a seven-year term with three exploration periods. Upon commercial discovery of gas, the agreement allows for development and production periods of 25 years plus extensions at the Company’s option.

On May 18, 2005, our wholly owned subsidiary Sastaro entered into a Participation Agreement with Buttes Gas and Oil Co. International Inc. (which we refer to as “Buttes”), a wholly-owned subsidiary of Crescent Petroleum Company International Limited (which we refer to as “Crescent”) for the financing of a drilling program in the Mubarek field. The field is an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf. Under the terms of the Participation Agreement, the Company participated in a share of the future production revenue by contributing $25 million in drilling and completion costs related to two wells in an offshore oil and gas project in the United Arab Emirates.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary corporations, after elimination of all intercompany accounts, transactions and profits.

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

In the opinion of management, the interim unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the financial position and results of operations for each interim period shown in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The Company calculates the fair value of its assets and liabilities, which qualify as financial instruments, and includes this additional information in the notes to consolidated financial statements when the fair value is different from the carrying value of these financial instruments. The estimated fair value of cash and cash equivalents, other current assets, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments is held for trading purposes.

Note 2 - Investment in Oil and Gas Properties

Blocks Four, Five and Dumre in Albania:

On June 24, 2010, Sky Petroleum executed a PSC, covering three exploration blocks, Four, Five, and Dumre in the Republic of Albania totaling approximately 5,000 km2 (1.2 million acres) (the “Concession Area”), representing approximately 20% of the landmass of Albania. Under the terms of the PSC, Sky Petroleum has agreed to undertake exploration work on the blocks during the following three exploration periods over the next seven years commencing on the effective date of the PSC (January 3, 2011).

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

In addition, to the work program undertakings, Sky Petroleum has also agreed to allocate $100,000 for training and education during each year of the Exploration period. On April 5, 2011, Sky paid $50,000 towards the $100,000 allocation for training and education for the first year Exploration period related to the Albania concession area. Sky also paid a signing bonus of $50,000 in 2010.

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

Bank Guarantee: On December 17, 2010, a copy of the document evidencing final approval of the Council of Ministers of the Republic of Albania was published in the Fletoren Zyrtare. The PSC became effective 10 working days after publication of the document on January 3, 2011.  Under the terms of the PSC Sky Petroleum agreed to provide a bank guarantee within 90 days of the effective date of the PSC in an amount to guarantee expenditures during the first exploration period totaling $1,500,000.  Since the ratification, there have been numerous changes in personnel and officials at AKBN that have caused delays in completing our undertakings and satisfying our obligations under the PSC in a timely manner.  Notwithstanding the above, Sky Petroleum notified AKBN that among other things, the bank guarantee was delivered on August 10, 2011 to AKBN.

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

The fair market value of the 3 million common shares of approximately $1,170,000, and the fair market value of the 3,863,636 shares issued for Preferred Series B Stock of $7,820,000 have been included in oil and gas investments as of June 30, 2011. The fair value of the preferred stock was determined using quoted market prices along with internally developed models that primarily use, as inputs, observable market-based parameters, and other valuation adjustments made to ensure that financial instruments are recorded at fair value.

Total consultant costs of $9,840,000 along with other payments related to the investment totaling $325,220 are included in the investment in oil and gas properties totaling $10,165,220 as of June 30, 2011.

The Company’s investment in the Albania exploration blocks as of June 30, 2011 was $10,165,220. This investment consisted of acquisition costs related to the PSC totaling $50,000, and $850,000 for fees to consultants for locating and negotiating the Company’s investment in the Albania exploration blocks, $225,220 for fees related to evaluations and assessments of the concession area, and $50,000 towards the $100,000 allocation for training and education for the first year Exploration period. In addition, 3 million shares of common stock with a fair value of $1,170,000, plus 3,863,636 Preferred Shares Series B with a value of $7,820,000, were issued to the Consultant for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties.

Mubarek Field Operations:

On May 18, 2005, the Company entered into a Participation Agreement with Buttes, whereby the Company provided cash for $25,000,000, to be used for drilling costs associated with two oil wells located in the Arabian Gulf in exchange for a variable percentage of future production revenue. Pursuant to the Participation Agreement, the Company provided capital to Buttes in developmental increments. Upon commencement of production, which occurred in May 2006, the Company was to receive a preferred 75% of combined production revenue until such time as the Company recouped its total investment, and thereafter an incremental decrease of production revenue to 40%, until the Company has recouped two times its initial investment, and thereafter at 9.2%.

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

Butte has notified Sastaro that the Participation Agreement between Sastaro and Buttes is terminated. Under the terms of the Participation Agreement, the Registrant, through Sastaro, contributed $25 million in drilling and completion costs related to two in-fill wells, H2 and K2-ST4, for the right for the Registrant to participate in a share of their future production revenue.

As a result of these events, and as of December 31, 2009, the investment in the wells was impaired to zero. There was one final lift of 1,521 barrels in April 2010, resulting in revenues of $85,570 for the year ended December 31, 2010.

As of June 30, 2011 and December 31, 2010, respectively, the Company's investment in the Mubarek field oil and gas properties was zero.

Note 3 - Stockholders’ Equity

Preferred Stock

We have authorized 10 million shares of $0.001 par value Series A Preferred Stock. There were no shares of Series A Preferred Stock outstanding as of June 30, 2011 and December 31, 2010, respectively.

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

The Series B Preferred Shares are participating with no preferences or voting rights, and shall not be converted by any holder, in whole or in part for a period of twelve (12) months from the date of initial issuance. Each Series B Preferred Share is convertible into 4.4 shares of common stock of the Company, however, the shares may not be converted into more than 4.99% of beneficial ownership unless the holder waives the beneficial ownership limitation with 61 days notice.

In connection with the Series B designation and the Consultant Agreement, the Company issued 3,863,636 shares, with a fair value of $7,820,000. These shares were issued to the Consultant for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties in Albania.

As of June 30, 2011, and December 31, 2010, respectively, 3,863,636 shares of Series B Preferred Stock were outstanding.

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

On June 29, 2010, the Company issued 450,000 stock options under the Non-U.S. Plan and 200,000 incentive stock options under the U.S. Plan. The options are exercisable at $0.18 per share, with vesting over the next three years, and are valued at $69,684 and $31,316, respectively. On August 17, 2010 and October 6, 2010, the Company issued 150,000 and 300,000 stock options respectively, under the Non-U.S. Plan to two directors exercisable at $0.50 and $0.85, respectively, per share with vesting over the next three years with a total value of $314,234. In addition, the directors were issued 25,000 and 50,000, respectively, common shares valued at $12,250 and $42,500, respectively based on the quoted market price at date of issuance.

For the six month periods ended June 30, 2011 and 2010, the Company recorded $69,206 and $0, respectively, of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these stock option awards. No options were exercised during the six month periods ended June 30, 2011 or 2010 therefore, the intrinsic value of options exercised during those periods is $0. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying stock option. In accordance with ASC Topic No. 718 and No. 505, the fair value of each stock option grant was estimated on the date of the grant, using the Black-Scholes option-pricing model.

The 2010 stock options fair value was determined using the following attributes and assumptions for each separate issuance: share prices ranging from $0.18 to $0.85, risk-free interest rates of approximately 1.77% to 2.1%, expected dividend yields of 0%, expected life between 4.5 and 6 years, and expected volatility of 186% to 203%. The Company estimates forfeitures based on historical experience. As of June 30, 2011, there was $297,085 of unrecognized compensation expense related to non-vested stock option agreements, which is expected to be expensed by October 6, 2013.

A summary of stock options outstanding as of June 30, 2011, is as follows:

Shares Underlying Options Outstanding:				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.18	650,000	6.92	$0.18	216,667	$0.18
$0.50	300,000	5.61	$0.50	50,000	$0.50
$0.85	300,000	6.27	$0.85	–	$–
$1.00	400,000	1.38	$1.00	400,000	$1.00
$1.29 - $1.88	800,000	3.53	$1.44	800,000	$1.44

The aggregate intrinsic value of exercisable options as of June 30, 2011 is $43,333. The aggregate intrinsic value of options outstanding as of June 30, 2011, is $130,000.

The following is a summary of stock option activity for the quarter ended June 30, 2011 and the year ended December 31, 2010:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2009	1,350,000	1.20
Options cancelled	–	–
Options granted	1,100,000.41
Options exercised	–	–
Balance, December 31, 2010	2,450,000	$.85
Options cancelled	–	–
Options granted	–	–
Options exercised	–	–
Balance, June 30, 2011	2,450,000	$.85	4.67

Exercisable, June 30, 2011	1,466,667	$1.10	3.50

Note 4 - Income Taxes

For the six months ended June 30, 2011, the Company had net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2011, the Company has accumulated operating losses totaling approximately $32.6 million. The net operating loss carry forwards will begin to expire in 2020 if not utilized. The Company has recorded net operating losses in each year since its inception through June 30, 2011. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that, the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at June 30, 2011 and December 31, 2010.

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

Note 5 - Subsequent Events

On July 18, 2011, the Company announced the appointment of Agron Xhavo as Vice President of Sky Petroleum Albania, and Head Geologist, effective August 1, 2011.  Mr. Xhavo has over 28 years of petroleum geology experience, and is currently with the AKBN as its Head of Procedures, Petroleum Directory. Prior to AKBN, Mr. Xhavo held several positions including: Chief of Administration of Opportunity Albania; Executive Director of the Albanian Commercial Mediation and Arbitration Centre, and Executive Director at the National Petroleum Agency (predecessor to AKBN). Mr. Xhavo holds a Bachelor Degree in Petroleum Geology from the University of Tirana.

On July 22, 2011, AKBN sent the Company a fax, notifying the Company of its intent to take the necessary steps for termination of the PSC for failure to provide the bank guarantee. On August 10, 2011, the Company delivered the bank guarantee to AKBN in the form of a Letter of Credit, and as such the PSC continues to be in goodstanding.

On August 7, 2011, Jabur Bin Yousef Bin Jassim Al Thani resigned a member of the Company's Board of Directors.

In connection with the bank guarantee to AKBN, the Company entered into loan agreement with Texas Citizens Bank, N.A. Under the terms of the loan agreement, the Company agreed to issue a promissory note in the principal amount of US$1,500,000 to Texas Citizens Bank, N.A.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

●	risks related to our limited operating history;

●	risks related to our properties and proposed operations in Albania;

●	risks related to changes in policies and procedures and personnel at administrative and regulatory agencies in Albania;

●	risks related to our ability to perform under the terms of our production sharing contract;

●	risks related to government regulations and approvals in the countries in which we operate;

●	risks and uncertainty related to our legal rights under the participation agreement for the Mubarek Field;

●	risks related to our financing and development activities;

●	risks related to the historical losses and expected losses in the future;

●	risks related to our dependence on our executive officers;

●	risks related to fluctuations in oil and natural gas prices;

●	risks related to exploratory activities, drilling for and producing oil and natural gas;

●	risks related to liability claims from oil and gas operations;

●	risks related to accessing the oil and natural gas markets;

●	risks related to legal compliance costs;

●	risks related to the unavailability of drilling equipment and supplies;

●	risks related to competition in the oil and natural gas industry;

●	risks related to period to period comparison of our financial results;

●	risks related to our securities;

●	risks related to our ability to raise capital or enter into joint venture or working interest arrangements on acceptable terms; and

●	political, social and cultural risks associated with operations and conducting business in foreign countries.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (which we refer to as the “SEC”) on March 30, 2011. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Our management has included projections and estimates in this Quarterly Report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

On June 24, 2010, Sky entered into a Production Sharing Contract (“PSC”), effective January 3, 2011, with the Ministry of Economy, Trade and Energy of Albania, acting through the National Agency of Natural Resources of Albania (“AKBN”). The PSC grants Sky Petroleum exclusive rights to three exploration blocks (Block Four, Block Five and Block Dumre) in the Republic of Albania (the “Concession Area”). The Concession Area covers approximately 1.2 million acres, representing approximately 20% of the landmass of Albania. The PSC has a seven-year term with three exploration periods. Upon commercial discovery of gas, the agreement allows for development and production periods of 25 years plus extensions at the Company’s option. To date, there have been more than ten identified prospects including three significant evaluation wells in each block: Palokastra well in Block Four, Kanina well in Block Five, and a Dumre well in Block Dumre.

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

First Exploration Period: The first exploration period is an initial period of two years in which Sky Petroleum has agreed to undertake G&G, including but not limited to acquisition of technical data, interpretation of geological, geophysical and well data, and conducting regional geological and structural studies (mapping, balanced cross sections); seismic reprocessing and seismic acquisition, with minimum expenditure commitments totaling $1,500,000. As of June 30, 2011 the Company is still in the planning stages of the work program.

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

On February 17, 2011, Sky Petroleum organized Sky Petroleum (Albania) Inc., a wholly-owned Cayman Islands corporation (Registration No. 252272) (“Sky Albania”), for the purposes of conducting business in Albania and under the PSC. Sky is registering Sky Albania as a branch in the Republic of Albania.

On August 10, 2011, Sky Petroleum delivered AKBN a $1.5 million bank guarantee in the form of a letter of credit issued by Texas Citizens Bank, N.A. In connection with the bank guarantee, Sky Petroleum agreed to deposit cash proceeds in excess if 105% of the principal balance of the US$1,500,000 promissory note with Texas Citizens Bank N.A. to secure payment under the letter of credit.

The Company’s investment in the Albania exploration blocks as of June 30, 2011, was $10,165,220. This investment consisted of acquisition costs related to the PSC totaling $50,000, and $850,000 for fees to consultants for locating and negotiating the Company’s investment in the Albania exploration blocks; $225,220 for fees related to evaluations and assessments of the concession area, and $50,000 towards the $100,000 allocation for training and education for the first year Exploration period. In addition, 3 million shares of common stock with a fair value of $1,170,000, plus 3,863,636 Preferred Shares Series B with a value of $7,820,000, were issued to the Consultant for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties.

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

Comparison of the Statement of Operations for the three months and six months ended June 30, 2011 and June 30, 2010

We had no revenues from operations for the three and six months ended June 30, 2011, compared to $85,570 for the three and six months ended June 30, 2010. We do not anticipate having any further revenues from operations until we are able to successfully complete exploration and development work in the Concession Area. Revenue from operations, if any, will be dependent on our ability to obtain adequate financing and develop wells in the Concession Area.

Our total expenses decreased to $338,672 for the three months ended June 30, 2011, from $351,107 for the three months ended June 30, 2010, a decrease of $12,435 or 4%, which related primarily to a decrease in legal expenes. Our total expenses increased to $906,632 for the six months ended June 30, 2011, from $620,122 for the six months ended June 30, 2010, an increase of $286,510 or 46%. The increase in total expenses for six months was attributable to increased activity related to the Concession Area, organizational development and capital raising efforts, and expenses associated with our organization of Sky Albania for the purposes of conducting business in Albania and under the PSC. During the three months ended June 30, 2011, we incurred legal and accounting expenses of $13,511 ($18,280, Q2 2010); travel expenses of $43,579 ($44,000, Q2 2010); consulting services expenses of $135,962 ($106,645, Q2 2010); and general and administrative expenses of $143,622 ($148,087 Q2 2010). We had income from interest of $208 for the three months ended June 30, 2011, compared to $79 for the three months ended June 30, 2010. During the six months ended June 30, 2011, we incurred legal and accounting expenses of $148,338 ($50,670 for the six months ended June 30, 2010); travel expenses of $158,294 ($47,226 for the six months ended June 30, 2010); consulting services expenses of $271,924 ($187,706 for the six months ended June 30, 2010); and general and administrative expenses of 325,407 ($300,113 for the six months ended June 30, 2010). We had income from interest of $528 for the six months ended June 30, 2011, compared to $182 for the six months ended June 30, 2010.

We anticipated that operating expenses will continue to increase during the remainder of 2011 as we increase activities in Albania under the PSC and organizational development and capital raising efforts.

We had a net loss of $338,464 for the three months ended June 30, 2011, and a net loss of $906,104 for the six months ended June 30, 2011; as compared to a net loss of $265,458 for the three months ended June 30, 2010 and $534,370 for the six months ended June 30, 2010.

Liquidity and Capital Resources

A component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing to fund our Albania projects. Our only source of internal operating cash flow historically has been derived from our participation interest in the Mubarek Field, which ceased production at the end of 2009. We had cash on hand of approximately $2,012,000 at June 30, 2011.

Since inception, we have financed our cash flow and capital requirements through the issuance of common stock and preferred stock. We expect to continue to experience net negative cash flows from operations. Additionally we anticipate obtaining additional financing to fund operations and exploration and development activities through common stock or preferred stock offerings, debt financings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment working capital.

Recently, the poor economic conditions have caused a loss of confidence in the broader U.S. and global credit and financial markets, resulting in government intervention in, major banks, financial institutions and insurers and creating a climate of greater volatility, less liquidity, widening of credit spreads, a lack of price transparency, increased credit losses and tighter credit conditions. The current credit and financial markets have had a significant material adverse impact on the financial market and the valuation of equity securities. It has also negatively affected a number of financial institutions and has limited access to capital and credit for many companies. These disruptions could, among other things, make it more difficult for us to obtain, or increase our cost of obtaining, capital and financing for our operations in the future. Our access to additional capital may not be available on terms acceptable to us or at all.

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

Net cash used in operating activities during the six months ended June 30, 2011 was $829,882 as compared to net cash used in operating activities of $114,239 for the comparable period in 2010, an increase of $715,643. This increase in cash used in operations is a result of collecting accounts receivable in 2010 related to the lift in the Mubarek wells in 2009, and increased expenses in 2011 related to travel, professional fees, and rent expense. Net cash used in investing activities during the three months ended June 30, 2011, was $69,858 for the purchase of fixed assets and payment of $50,000 for education and training in Albania, as compared to $9,085 for the comparable period in 2010.

Total assets as of June 30, 2011, were approximately $12,266,000 compared to total assets of approximately $13,130,000 as of December 31, 2010. Stockholders' equity as of June 30, 2011 was approximately $12,048,000 compared to stockholders’ equity of approximately $12,885,000 as of December 31, 2010. The decrease in assets and stockholders’ equity was primarily related to cash used in operations for the six months ended June 30, 2011.

As of June 30, 2011, we had current assets of approximately $2,062,000 including cash and cash equivalents of approximately $2,012,000. We had current liabilities of approximately $218,000, resulting in working capital of approximately $1,844,000 as of June 30, 2011, as compared to approximately $2,749,000 as of December 31, 2010.

In August 2011, Sky Petroleum delivered a bank guarantee in a form of a letter of credit from Texas Citizens Bank, N.A. Under the terms of a loan agreement, Sky Petroleum was required to issue a promissory note in the principal amount of US$1,500,000. The terms of the loan agreement restrict Sky Petroleum's ability to use a portion of its cash equivalents, which secure the letter of credit. As a result, Sky Petroleum anticipates that it will be required to raise capital during 2011 to fund its ongoing working capital requirements.

Pursuant to the PSC, covering three exploration blocks, Four, Five, and Dumre in the Republic of Albania, or the Concession Area, the Company has committed to minimum expenditures of $1,500,000 for the first exploration period of two years. Sky provided a bank guarantee for $1,500,000 on August 10, 2011, and has paid $50,000 towards the first year's training and education. The Company is in the planning stages of the first exploration period.

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

During the quarter ended June 30, 2011, we had no other material transactions affecting our liquidity and capital resources other than those described above.

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

Bank Guarantee: On December 17, 2010, a copy of the document evidencing final approval of the Council of Ministers of the Republic of Albania was published in the Fletoren Zyrtare. The PSC became effective 10 working days after publication of the document on January 3, 2011.  Under the terms of the PSC Sky Petroleum agreed to provide a bank guarantee within 90 days of the effective date of the PSC in an amount to guarantee expenditures during the first exploration period totaling $1,500,000.  Since the ratification, there have been numerous changes in personnel and officials at AKBN that have caused delays in completing our undertakings and satisfying our obligations under the PSC in a timely manner.  Sky Petroleum delivered the bank guarantee on August 10, 2011.

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

The Consulting Agreement expired on April 30, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 – [RESERVED]

Item 5 - Other Information

On August 1, 2011 the Company entered into a business loan agreement (the “Loan Agreement”) with Texas Citizens Bank, N.A. (the “Lender”), in connection with the delivery of a letter of credit (the "Letter of Credit”) to the Ministry of Economy, Trade and Energy of Albania, acting through the National Agency of Natural Resources of Albania (“AKBN”). Under the terms of the Loan Agreement, the Company issued a promissory note (the “Note”) in the principal amount of US$1,500,000.00. The Promissory Note has a variable interest rate linked to an independent index which is the prime rate as published in The Wall Street journal. In connection with the Letter of Credit and the Loan Agreement, the Company is required to maintain cash proceeds in an account with the Lender in excess of 105% of the principal balance of the Note to secure the obligations under the Note.

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

Date: August 15, 2011