Form 10-Q
period 2011-09-30
SKY PETROLEUM, INC.
filed 2011-11-14
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Number of Shares outstanding at November 14, 2011: 61,868,709

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NOTE: These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010, the unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, and unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010.

Sky Petroleum, Inc.
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
Assets

Current assets:
Cash and cash equivalents	$173,474	$2,911,464
Restricted cash	1,500,000	-
Other current assets	25,981	83,435
Total Current Assets	1,699,455	2,994,899

Investment in oil and gas properties, net	10,205,220	10,115,220
Fixed assets, net	31,074	9,278
Deposits and other assets	11,053	11,053

Total Assets	$11,946,802	$13,130,450

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued liabilities	$230,522	$245,418
Total Current Liabilities	230,522	245,418

Commitments and contingencies

Stockholders’ equity:

Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Series B Preferred stock, no par value, 5,000,000 shares authorized, 3,863,636 issued and outstanding	7,820,000	7,820,000
Common stock, $0.001 par value, 150,000,000 shares authorized, 61,868,709 shares issued and outstanding, respectively	61,869	61,869
Additional paid-in capital	41,647,979	41,619,458
Accumulated deficit	(37,813,568)	(36,616,295)
Total Stockholders’ Equity	11,716,280	12,885,032

Total Liabilities and Stockholders’ Equity	$11,946,802	$13,130,450

The accompanying Notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010

Oil revenues	$-	$-	$-	$85,570

Expenses:
Lease operating expenses	-	-	-	33,806
Depletion and depreciation	2,313	562	4,983	1,163
Legal and Accounting	19,746	72,663	168,085	148,333
Travel	21,483	63,311	179,777	150,174
Consulting services	159,480	138,962	431,404	443,667
Other general and administrative	88,182	102,150	413,590	220,627

Total expenses	291,204	377,648	1,197,839	997,770

Net operating loss	(291,204)	(377,648)	(1,197,839)	(912,200)

Interest income	38	587	565	769

Net loss	$(291,166)	$(377,061)	$(1,197,274)	$(911,431)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding - basic and diluted	61,868,709	58,940,448	61,868,709	58,843,160

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Cash flows from operating activities:
Net loss	$(1,197,274)	$(911,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,983	1,163
Share based compensation	28,521	26,684
Changes in operating assets and liabilities:
Accounts receivable	-	504,774
Other current assets	57,453	(23,667)
Accounts payable and accrued liabilities	(14,895)	132,829
Net cash used in operating activities	(1,121,212)	(269,648)

Cash flows from investing activities:
Purchases of fixed assets	(26,778)	(6,345)
Investment in Albania Oil and Gas	(90,000)	(932,538)
Purchase of CD for Bank guarantee	(1,500,000)
Deposits on equipment	-	(2,740)
Net cash used in investing activities	(1,616,778)	(941,623)

Net decrease in cash and cash equivalents	(2,737,990)	(1,211,271)
Cash and cash equivalents at the beginning of period	2,911,464	5,024,899
Cash and cash equivalents at the end of period	$173,474	$3,813,628

Non-Cash Investing and Financing Activities:
Acquisition of oil and gas investment, including fair value of 1,500,000 shares	$-	$480,000

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

On June 24, 2010, Sky entered into the PSC with the Ministry of Economy, Trade and Energy of Albania, acting through the National Agency of Natural Resources of Albania (“AKBN”) ratified by the Council of Ministers and published in the Fletoren Zyrtare on December 17, 2010. The PSC became effective on January 3, 2011. The PSC grants Sky Petroleum exclusive rights to three exploration blocks (Block Four, Block Five and Block Dumre) in the Republic of Albania (the “Concession Area”). The Concession Area covers approximately 1.2 million acres, representing approximately 20% of the landmass of Albania. The PSC has a seven-year term with three exploration periods. Upon commercial discovery of gas, the agreement allows for development and production periods of 25 years plus extensions at the Company’s option.

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

In the opinion of management, the interim unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the financial position and results of operations for each interim period shown in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Under the terms of the PSC, Sky Petroleum was obligated to, among other things, (a) establish an office in Albania (established), (b) pay a signing bonus of $50,000 (paid); (c) prepare an exploration work program and budget (completed), (c) designate three members to a nine member Exploration Advisory Committee, (d) provide AKBN with a bank guarantee for $1,500,000 to guarantee expenditures during the first exploration period within 90 days of the Effective Date (the “AKBN Bank Guarantee”) (provided) and (e) commence performance of a minimum work program (commenced).

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

The following production bonuses will also be due and payable as follows:

Production Bonuses:

•	$150,000 on start-up of production from the Contract Area

•	$250,000 when average daily crude oil production over any consecutive ninety-day period reaches fifteen thousand (15,000) Barrels of oil per day

•	$500,000 when average daily crude oil production over any consecutive ninety-day period reaches thirty thousand (30,000) Barrels of oil per day.

Bank Guarantee: On December 17, 2010, a copy of the document evidencing final approval of the Council of Ministers of the Republic of Albania was published in the Fletoren Zyrtare. The PSC became effective 10 working days after publication of the document on January 3, 2011.  Under the terms of the PSC, Sky Petroleum agreed to provide a bank guarantee within 90 days of the effective date of the PSC in an amount to guarantee expenditures during the first exploration period totaling $1,500,000.  Since the ratification, there have been numerous changes in personnel and officials at AKBN that have caused delays in completing our undertakings and satisfying our obligations under the PSC in a timely manner.  Notwithstanding the above, Sky Petroleum delivered the bank guarantee on August 10, 2011 to AKBN. The bank guarantee was issued as a Letter of Credit in the name of AKBN.

Under the terms of the Letter of Credit, AKBN can submit a demand accompanied by:

•	a statement stating that the principal is in material breach of its obligations under the underlying contract;

•
a copy of a notice to the Company (dated at least thirty (30) days prior to the date of your demand), informing the Company of a material breach of  its Work Program obligations under the PSC (as defined below), the nature and quantum of the material breach and of its intention to demand payment under the Letter of Credit if the material breach is not remedied within fifteen (15) days; and

•	a signed declaration stating that the Company has failed to remedy the material breach detailed in your notice by the date specified.

The Letter of Credit is effective through August 1, 2012. The principal under the Letter of Credit shall be reduced every month or three months, as agreed between AKBN and the Company during the First Exploration Period, as defined under the PSC, by an amount equal to the sum spent by the Company on its Work Program obligations, as defined under the PSC, during such month or three months, such reductions to be effected in accordance with monthly or quarterly written statements issued by AKBN to the Company.

Sky Petroleum or an affiliated entity designated by Sky Petroleum will serve as operator under the Agreement. Sky Petroleum intends to use affiliated entities to hold and operate the Concession Area. Sky Petroleum Albania was organized for the purpose of holding and operating the Concession Area.

Consulting Agreement-On May 18, 2010, Sky Petroleum entered into a Consultant Agreement for Business Development in the Republic of Albania (the “Orsett Agreement”) with Orsett Ventures Inc., a British Virgin Islands company (“Orsett”). The Orsett Agreement was amended on September 29, 2010 (“Amendment #1”) and on October 8, 2010 (“Amendment #2”). Under the terms of the Orsett Agreement, Sky Petroleum retained Orsett as an independent consultant to use Orsett’s experience, expertise, qualifications and expertise to acquire and negotiate the acquisition of oil and gas properties and projects in the Republic of Albania. The Orsett Agreement terminated under its term on April 30, 2011.

Pursuant to the Amendment #1, Sky Petroleum agreed to pay Orsett in connection with the execution and delivery of the PSC $700,000 and 1.5 million shares of common stock, all of which was paid and tendered, respectively as of December 31, 2010.

Pursuant to Amendment #2, Sky agreed to pay Orsett for additional services, $150,000, an additional 1.5 million shares of common stock; and 3,863,636 shares of newly designated Series B Preferred Stock. Following notification of approval by the Council of Ministers for the Republic of Albania of the PSC, the Company issued the Series B Preferred Stock. As of December 31, 2010, all fees and common and preferred shares were paid and tendered.

The fair market value of the 3 million common shares of approximately $1,170,000, and the fair market value of the 3,863,636 shares issued for Preferred Series B Stock of $7,820,000 have been included in oil and gas investments as of September 30, 2011. The fair value of the preferred stock was determined using quoted market prices along with internally developed models that primarily use, as inputs, observable market-based parameters, and other valuation adjustments made to ensure that financial instruments are recorded at fair value.

Orsett and its affiliates, agents and representatives, are subject to ongoing obligations of confidentiality and covenants of non-compete and non-interference under the terms of the Orsett Agreement between Sky Petroleum and Orsett dated May 18, 2010, as amended.  Notwithstanding the expiration of the Orsett Agreement on April 30, 2011, under Section 9 of the Orsett Agreement, Orsett and its affiliates, agents and representatives, are subject to confidentiality undertakings for a period of three years following the expiration of the term.  In addition, under Section 4.4 of the Orsett Agreement, Orsett and its affiliates, agents and representatives have agreed not to circumvent any opportunities of Sky Petroleum.

Total Orsett Agreement costs of $9,840,000 along with other payments related to the investment totaling $365,220 are included in the investment in oil and gas properties totaling $10,205,220 as of September 30, 2011.

The Company’s investment in the Albania exploration blocks as of September 30, 2011 was $10,205,220. This investment consisted of acquisition costs related to the PSC totaling $50,000, and $850,000 for fees to consultants for locating and negotiating the Company’s investment in the Albania exploration blocks, $265,220 for fees related to evaluations and assessments of the concession area, and $50,000 towards the $100,000 allocation for training and education for the first year exploration period. In addition, 3 million shares of common stock with a fair value of $1,170,000, plus 3,863,636 Preferred Shares Series B with a value of $7,820,000, were issued to Orsett for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties.

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

As of September 30, 2008, Buttes incurred drilling costs totaling approximately $53,219,000, exceeding the original cost estimates and funding by the Company of $25,000,000, and thus reducing the Company’s preferred share of combined production revenue from 75% to 35.25% until such time as the Company has recouped its total investment, and thereafter an incremental decrease of production revenue to 18.84% until the Company has recouped two times its initial investment, and thereafter at 4.33%.

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

As of September 30, 2011 and December 31, 2010, respectively, the Company's investment in the Mubarek field oil and gas properties was zero.

Note 3 – Restricted Cash and Bank Guarantee

On August 10, 2011, the Company delivered a bank guarantee in the form of a letter of credit under the terms of the PSC with AKBN. In connection with the bank guarantee, Sky Petroleum deposited cash proceeds in excess of 105% of the principal balance of the $1,500,000 promissory note with Texas Citizens Bank N.A. to secure payment under the letter of credit. Subsequently, $1,500,000 was transferred to a certificate of deposit (“CD”) with the issuing bank.  The issuing bank has the right of offset with the CD for any amounts used under the letter of credit.

The Letter of Credit is effective through August 1, 2012. The principal under the Letter of Credit shall be reduced every month or three months, as agreed between AKBN and the Company during the First Exploration Period, as defined under the PSC, by an amount equal to the sum spent by the Company on its Work Program obligations, as defined under the PSC, during such month or three months, such reductions to be effected in accordance with monthly or quarterly written statements issued by AKBN to the Company.

Note 4 - Stockholders’ Equity

Preferred Stock

We have authorized 10 million shares of $0.001 par value Series A Preferred Stock. There were no shares of Series A Preferred Stock outstanding as of September 30, 2011 and December 31, 2010, respectively.

On October 8, 2010, pursuant to the terms of the Orsett Agreement, dated May 18, 2010, as amended September 29, 2010 and October 3, 2010, by and between the Company and Orsett, the Company filed a Certificate of Designation with the Secretary of State for the State of Nevada to designate 5,000,000 shares of the Company’s preferred stock as shares of Series B Preferred Stock (the "Series B Preferred Shares").

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

In connection with the Series B designation and the Orsett Agreement, the Company issued 3,863,636 shares, with a fair value of $7,820,000. These shares were issued to Orsett for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties in Albania.

As of September 30, 2011, and December 31, 2010, respectively, 3,863,636 shares of Series B Preferred Stock were outstanding.

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

On August 17, 2010 and October 6, 2010, the Company issued 150,000 and 300,000 stock options respectively, under the Non-U.S. Plan to two directors exercisable at $0.50 and $0.85, respectively, per share with vesting over the next three years with a total value of $314,234. In addition, the directors were issued 25,000 and 50,000, respectively, common shares valued at $12,250 and $42,500, respectively based on the quoted market price at date of issuance. On August 7, 2011, Jabor Bin Yousef Bin Jassim Al Thani resigned as a member of the Company's Board of Directors. The related stock options had not vested as of August 17, 2010, and as such, $60,788 in prior shared based compensation expense has been reversed as of September 30, 2011.

For the nine month periods ended September 30, 2011 and 2010, the Company recorded $28,521 and $26,684, respectively, of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these stock option awards. No options were exercised during the nine month periods ended September 30, 2011 or 2010 therefore, the intrinsic value of options exercised during those periods is $0. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying stock option. In accordance with ASC Topic No. 718 and No. 505, the fair value of each stock option grant was estimated on the date of the grant, using the Black-Scholes option-pricing model.

The 2010 stock options fair value was determined using the following attributes and assumptions for each separate issuance: share prices ranging from $0.18 to $0.85, risk-free interest rates of approximately 1.77% to 2.1%, expected dividend yields of 0%, expected life between 4.5 and 6 years, and expected volatility of 186% to 203%. The Company estimates forfeitures based on historical experience. As of September 30, 2011, there was $101,558 of unrecognized compensation expense related to non-vested stock option agreements, which is expected to be expensed by October 6, 2013.

A summary of stock options outstanding as of September 30, 2011, is as follows:

Shares Underlying Options Outstanding:				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.18	650,000	6.67	$0.18	216,667	$0.18
$0.50	300,000	5.36	$0.50	100,000	$0.50
$1.00	400,000	1.13	$1.00	400,000	$1.00
$1.29 - $1.88	800,000	3.28	$1.44	800,000	$1.44

The aggregate intrinsic value of exercisable options as of September 30, 2011 is $2,167. The aggregate intrinsic value of options outstanding as of September 30, 2011, is $6,500.

The following is a summary of stock option activity for the quarter ended September 30, 2011 and the year ended December 31, 2010:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2009	1,350,000	1.20
Options cancelled	–	–
Options granted	1,100,000	.41
Options exercised	–	–
Balance, December 31, 2010	2,450,000	$.85
Options cancelled	(300,000)	(.85)
Options granted	–	–
Options exercised	–	–
Balance, September 30, 2011	2,150,000	$.85	4.20

Exercisable, September 30, 2011	1,516,667	$1.08	3. 33

Note 5 - Income Taxes

For the nine months ended September 30, 2011, the Company had net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2011, the Company has accumulated operating losses totaling approximately $37.9 million. The net operating loss carry forwards will begin to expire in 2020 if not utilized. The Company has recorded net operating losses in each year since its inception through September 30, 2011. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that, the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at September 30, 2011 and December 31, 2010.

The Company’s oil and gas properties are located offshore off the coast of Sharjah, UAE and in Albania, and there are no income taxes due as no earnings or dividends were distributed or repatriated.

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

The Company’s wholly owned subsidiaries have prepared the required foreign tax returns for the years ended December 31, 2005 through December 31, 2008. Foreign taxes of approximately $33,000 have been recorded for tax years 2005 through 2008, and are included in accrued expenses. Management has engaged qualified firms to identify and prepare foreign tax returns for filing for the years ended 2010 and 2009. The Company believes amounts due, if any, would not be material due to changes in Cyprus tax laws during those periods, and due to net operating losses from foreign operations carried forward.

Note 6 - Subsequent Events

 On October 12, 2011, the Company has agreed to the terms of a non-brokered private placement (the “Offering”) to raise $2 million. The Company will issue 8,000,000 Class A Units (the “Class A Units”) at a price of $0.25 per Unit. Each Class A Unit consists of one share of common stock of the Company, par value $0.001 (a “Common Share”) and one Class A Warrant (each, a “Class A Warrant”). Each Class A Warrant is exercisable to acquire one Class B Unit of the Company (a “Class B Unit”), at an exercise price of $0.35 per Class B Unit for a period of one (1) year. Each Class B Unit consists of one share of Common Share of the Company, par value $0.001 and one Class B Warrant (each, a “Class B Warrant”). Each Class B Warrant is exercisable to acquire one Common Share of the Company, par value $0.001 at an exercise price of $0.60 for a period of two (2) years. The Company will grant the investors registration rights in connection with the Offering.

The Offering proceeds will be primarily used for the exploration and development on our three exploration blocks, Four, Five and Dumre. The securities offered by the Company have not been registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be offered or sold absent applicable exemptions from such registration requirements. The Class A Units were offered and sold outside the United States to non-U.S. persons in reliance upon exemptions from the registration requirements of the Securities Act. The Company anticipates that the offering will close during the fourth quarter of 2011.

On November 4, 2011, AKBN delivered a letter to Sky Petroleum that was untranslated. Sky Petroleum received an English translation on November 9, 2011.  The AKBN letter alleged material breach of the PSC and providing notice of termination pursuant to Section 24.2(a) of the PSC.  AKBN alleges breaches for failures to commence its initial working program, deliver a bank guarantee, open an office in Albania and establish an Exploration Advisory Committee.  Section 24.2(a) of the PSC requires that AKBN provide 120 days notice prior to termination and provides that the PSC can be terminated only if Sky Petroleum has failed to commence to remedy such breach within a reasonable period of time.”  Sky Petroleum is not in breach of any of these terms.  Management believes that the allegations are without merit and the letter was issued in bad faith.  Sky Petroleum responded to AKBN on November 10, 2011, and provided AKBN notice of its intent to institute an arbitration proceeding under the terms of the PSC against AKBN for breach of the PSC.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors, which could cause actual events or results to differ from those, expressed or implied by the forward-looking statements, including, without limitation:

•	risks related to our limited operating history;

•	risks related to our properties and proposed operations in Albania;

•	risks related to changes in policies and procedures and personnel at administrative and regulatory agencies in Albania;

•	risks related to our ability to perform under the terms of our production sharing contract;

•	risks related to government regulations and approvals in the countries in which we operate;

•	risks and uncertainty related to our legal rights under the participation agreement for the Mubarek Field;

•	risks related to our financing and development activities;

•	risks related to the historical losses and expected losses in the future;

•	risks related to our dependence on our executive officers;

•	risks related to fluctuations in oil and natural gas prices;

•	risks related to exploratory activities, drilling for and producing oil and natural gas;

•	risks related to liability claims from oil and gas operations;

•	risks related to accessing the oil and natural gas markets;

•	risks related to legal compliance costs;

•	risks related to the unavailability of drilling equipment and supplies;

•	risks related to competition in the oil and natural gas industry;

•	risks related to period to period comparison of our financial results;

•	risks related to our securities;

•	risks related to our ability to raise capital or enter into joint venture or working interest arrangements on acceptable terms; and

•	political, social and cultural risks associated with operations and conducting business in foreign countries.

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

This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our consolidated financial position or results of operations.

Overview and Plan of Operation

Albania projects:

On June 24, 2010, Sky entered into a PSC, effective January 3, 2011, with the Ministry of Economy, Trade and Energy of Albania, acting through the National Agency of Natural Resources of Albania (“AKBN”). The PSC grants Sky Petroleum exclusive rights to three exploration blocks (Block Four, Block Five and Block Dumre) in the Republic of Albania (the “Concession Area”). The Concession Area covers approximately 1.2 million acres, representing approximately 20% of the landmass of Albania. The PSC has a seven-year term with three exploration periods. Upon commercial discovery of gas, the agreement allows for development and production periods of 25 years plus extensions at the Company’s option. To date, there have been more than ten identified prospects including three significant evaluation wells in each block: Palokastra well in Block Four, Kanina well in Block Five, and a Dumre well in Block Dumre.

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

Commitments on the blocks during the first exploration period of two years include geology and geophysics (“G&G”), reprocessing of existing seismic and additional seismic acquisition with minimum expenditure commitments totaling $1,500,000. Two wells and additional G&G will be undertaken in the subsequent exploration periods. During the second exploration period, Sky Petroleum will undertake G&G; seismic acquisition and an exploration drilling program with minimum expenditure commitments totaling $2,650,000.

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
Business and Exploration Activities

Since June 24, 2010, the Ministry of Economy, Trade and Energy of Albania and AKBN has been subject to multiple transitions in leadership.  Since June 24, each of Mr. Dritan Prifti, Mr. Ilir Meta and Mr. Nasip Naco have served as the Minister of the Ministry of Economy, Trade and Energy of Albania, and AKBN has had several Executive Directors, including Mr. Taulant Musabelliu, Mr. Gjergj Thomai and Mr. Besjan Pesha.  Since the ratification of the PSC, Sky Petroleum has patiently sought guidance from AKBN on the nature, scope and timing of deliverables through several meetings and exchanges with AKBN officials.

Mr. Pesha was appointed as Executive Director of AKBN on June 27, 2011, and management of Sky Petroleum met with Mr. Pesha and members of AKBN on July 15, 2011 to discuss Sky Petroleum’s undertakings and commitments under the PSC.  On July 22, 2011, Sky Petroleum received a fax from AKBN that improperly cancelled a scheduled July 25, 2011 planning presentation and improperly stated that AKBN intended to take the necessary steps to terminate the PSC based on Article 24.2(a), citing Sky Petroleum’s failure to deliver the bank guarantee.  Sky Petroleum responded by objecting to AKBN’s cancellation of the July 22 meeting and proposed that AKBN withdraw its mandate to termination the PSC.  Sky Petroleum was advised by legal counsel in Albania that the correspondence from AKBN was not properly approved and did not constitute appropriate notice under the PSC or AKBN protocol.  Under the terms of Section 24.2(a) of the PSC, Sky Petroleum has 120 days to remedy any alleged breach of the PSC.  On August 10, 2011, Sky Petroleum management met with AKBN and delivered the bank guarantee to AKBN in the form of a letter of credit from Texas Citizens Bank, N.A.

Under the terms of the PSC, Sky Petroleum was obligated to, among other things, (a) establish an office in Albania (established), (b) pay a signing bonus of $50,000 (paid); (c) prepare an exploration work program and budget (completed), (c) designate three members to a six member Exploration Advisory Committee (provided), (d) provide AKBN with a bank guarantee for $1,500,000 to guarantee expenditures during the first exploration period within 90 days of the Effective Date (the “AKBN Bank Guarantee”) (provided) and (e) commence performance of a minimum work program (commenced).

On August 22, 2011,Sky Petroleum reported that it engaged a consulting team to make field development recommendations for their Albanian prospects. A technical team led by Tim Parson, formerly Occidental Oil Co., analyzed technical data and made recommendations for three of the ten Sky Petroleum prospects in Albania. Based on the analysis, oil shows in Palokastra indicate potential for further drilling "up-dip" and oil shows in Kanina show potential for further testing of fractured intervals independently and with more detailed isolation.

Summarizing the data, Dumre has deepening potential given that a VSP at 6,015m showed "potential seismic reflector at 6,250m" in 1995. TD is 6,119m in 5-3/4" hole and 7" casing cement channeled up to ~800m restricting 7" cut-and-pull options to drill greater than 5-3/4" side-track around top-of-fish at 5,942m but there is potential to drill a 5-3/4" side-track for geological information that will reach carbonates and prove a reservoir for later development. Seismic unreliability through salt has made predicting top carbonate difficult historically.

Sky Petroleum is in the process of refining exploration and development plans based on the technical team analysis.

Pathfinder, a Schlumberger company, commenced theoretical planning for extended reach side-tracks and determined that initial engineering indicates all three wells are drillable. A detailed engineering proposal will be undertaken when various feasibility studies have been completed.

The consulting team is commencing additional analysis on technical data on seven additional prospect areas for future exploration and development. The long-term goal of the technical analysis is to confirm reserve potential of 875 million barrels of oil equivalent (MMBOE) with a potential market value of between $1 billion to $3 billion based on expected P90 reserves of approximately 105 MMBOE at $10 to $30 per barrel of oil equivalent (BOE). Ongoing work and analysis is in progress.

On September 19, 2011, the Company participated in the First US-Albania Investment Forum in New York, NY. The US-Albania Investment Forum featured a delegation led by HE Sali Berisha, Prime Minister, Government of Albania, and also included Hon Edmund Haxhinasto, Deputy Prime Minister and Minister of Foreign Affairs, Hon Nasip Naco, Minister of Economy, Trade and Energy and Hon Sokol Olldashi, Minister of Public Works and Transportation. The Albanian Honorary Consul, HE Dritan Mishto will opened the forum and described the current investment climate in Albania and the country's efforts to attract foreign direct investment. Information presented at the First U.S.-Albania Investment Forum can be reviewed at Sky Petroleum's website at www.skypetroleum.com.

On November 4, 2011, AKBN delivered a letter to Sky Petroleum that was untranslated. Sky Petroleum received an English translation on November 9, 2011.  The AKBN letter alleged material breach of the PSC and providing notice of termination pursuant to Section 24.2(a) of the PSC.  AKBN alleges breaches for failures to commence its initial working program, deliver a bank guarantee, open an office in Albania and establish an Exploration Advisory Committee.  Section 24.2(a) of the PSC requires that AKBN provide 120 days notice prior to termination and provides that the PSC can be terminated only if “[Sky Petroleum] has failed to commence to remedy such breach within a reasonable period of time.”  Sky Petroleum is not in breach of any of these terms.  Management believes that the allegations are without merit and the letter was issued in bad faith.  Sky Petroleum responded to AKBN on November 10, 2011, and provided AKBN notice of its intent to institute an arbitration proceeding under the terms of the PSC against AKBN for breach of the PSC.

The Company’s investment in the Albania exploration blocks as of September 30, 2011, was $10,205,220. This investment consisted of acquisition costs related to the PSC totaling $50,000, and $850,000 for fees to consultants for locating and negotiating the Company’s investment in the Albania exploration blocks; $265,220 for fees related to evaluations and assessments of the concession area, and $50,000 towards the $100,000 allocation for training and education for the first year exploration period. In addition, 3 million shares of common stock with a fair value of $1,170,000, plus 3,863,636 Preferred Shares Series B with a value of $7,820,000, were issued to Orsett for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties.

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

Comparison of the Statement of Operations for the three months and nine months ended September 30, 2011 and September 30, 2010

We had no revenues from operations for the three and nine months ended September 30, 2011, compared to $0 and $85,570 for the three and nine months ended September 30, 2010, respectively. We incurred lease operating expenses of $33,807 related to revenues earned as of September 30, 2010. We do not anticipate having any further revenues from operations until we are able to successfully complete exploration and development work in the Concession Area. Revenue from operations, if any, will be dependent on our ability to obtain adequate financing and develop wells in the Concession Area.

We had a net loss of $291,166 for the three months ended September 30, 2011, and a net loss of $1,197,274 for the nine months ended September 30, 2011; compared to a net loss of $377,061 for the three months ended September 30, 2010 and $911,431 for the nine months ended September 30, 2010.

For the three months ended September 30, 2011, total expenses decreased to $296,204, from $377,648 for the three months ended September 30, 2010, a decrease of $86,444 or 23%, which related primarily to  decreases in legal expenses of $52,916, travel expenses of $41,827 and general and administrative expenses of $13,968, net of increases in consulting expenses of $20,519. During the three months ended September 30, 2011, we incurred legal and accounting expenses of $19,746 ($72,663, Q3 2010); travel expenses of $21,483 ($63,311, Q3 2010); consulting services expenses of $159,480 ($138,962, Q3 2010); and general and administrative expenses of $88,182 ($102,150 Q3 2010). We had income from interest of $38 for the three months ended September 30, 2011, compared to $587 for the three months ended September 30, 2010.

Our total expenses increased to $1,197,839 for the nine months ended September 30, 2011, from $997,770 for the nine months ended September 30, 2010, an increase of $200,069 or 20%. The increase in total expenses for nine months was attributable to increased activity related to the Albania project, opening of an office in Albania, and related organizational, travel, and capital raising efforts associated with the Albania project. During the nine months ended September 30, 2011, we incurred legal and accounting expenses of $168,085 ($148,338 for the nine months ended September 30, 2010); travel expenses of $179,777 ($150,174 for the nine months ended September 30, 2010); consulting services expenses of $431,404, ($443,667 for the nine months ended September 30, 2010); and general and administrative expenses of $413,590 ($220,627 for the nine months ended September 30, 2010). General and administrative expenses increased to $413,590 as of September 30, 2011, compared to $220,627 as of September 30, 2010, representing an increase of $192,963. The increases were primarily attributable to increases in travel expenses of $29,604, rent for Albania and Dubai offices $56,433, Directors fees $27,300, insurance $29,250, letter of credit fees for bank guarantee $25,000, investor relations of $10,713, and other administrative charges of $14,6665. We had income from interest of $565 for the nine months ended September 30, 2011, compared to $769 for the nine months ended September 30, 2010.

We anticipated that operating expenses will continue to increase during the remainder of 2011 as we increase activities in Albania under the PSC and organizational development and capital raising efforts.

Liquidity and Capital Resources

A component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing to fund our Albania projects. Our only source of internal operating cash flow historically has been derived from our participation interest in the Mubarek Field, which ceased production at the end of 2009. We had cash on hand of approximately $173,474 and a restricted CD of $1,500,000 at September 30, 2011.

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

Net cash used in operating activities during the nine months ended September 30, 2011 was $1,121,212 as compared to net cash used in operating activities of $269,648 for the comparable period in 2010, an increase of $851,564. This increase in cash used in operations is a result of collecting accounts receivable in 2010 related to the lift in the Mubarek wells in 2009, and increased expenses in 2011 related to various general and administrative expenses, share based compensation, and increased rent expense. Net cash used in investing activities during the three months ended September 30, 2011, was $1,616,778 for the purchase of fixed assets and payments of $50,000 for education and training in Albania and $40,000 in consulting fees, as compared to $941,623 for the comparable period in 2010, of which $932,538 were for investing in Albania projects.

Total assets as of September 30, 2011, were approximately $11,947,000 compared to total assets of approximately $13,130,000 as of December 31, 2010. Stockholders' equity as of September 30, 2011 was approximately $11,716,000 compared to stockholders’ equity of approximately $12,885,000 as of December 31, 2010. The decrease in assets and stockholders’ equity was primarily related to cash used in operations for the nine months ended September 30, 2011.

As of September 30, 2011, we had current assets of $1,699,455, including cash and cash equivalents of $173,474.  We had current liabilities of $230,522.  The Company had $1,468,933 of working capital at September 30, 2011compared to $2,749,481 at December 31, 2010.

In August 2011, Sky Petroleum delivered a bank guarantee in a form of a letter of credit from Texas Citizens Bank, N.A. The Company has pledged a CD of $1,500,000 to secure the letter of credit.

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

Sky Petroleum anticipates that it will be required to raise capital during the remainder of 2011 and into 2012 to fund its ongoing working capital requirements. Subsequent to September 30, 2011, the Company announced a $2,000,000 private placement.

On October 12, 2011, the Company has agreed to the terms of a non-brokered private placement to raise $2 million. The Company will issue 8,000,000 Class A Units at a price of $0.25 per Unit. Each Class A Unit consists of one share of common stock of the Company, par value $0.001, and one Class A Warrant.  Each Class A Warrant is exercisable to acquire one Class B Unit of the Company, at an exercise price of $0.35 per Class B Unit for a period of one (1) year. Each Class B Unit consists of one share of Common Share of the Company, par value $0.001 and one Class B Warrant. Each Class B Warrant is exercisable to acquire one Common Share of the Company, par value $0.001 at an exercise price of $0.60 for a period of two (2) years. The Company will grant the investors registration rights.  The Company anticipates that the private placement will close during the fourth quarter.  The proceeds of the private placement are anticipated to provide sufficient capital to fund the Company’s working capital requirements through 2012.

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

During the quarter ended September 30, 2011, we had no other material transactions affecting our liquidity and capital resources other than those described above.

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

In addition, to the work program undertakings, Sky Petroleum has also agreed to the following:

Education and Training Program: Sky Petroleum has agreed to allocate $100,000 for training and education during each year of the Exploration period.

Production Bonuses:
•	$150,000 on start-up of production from the Contract Area

•	$250,000 when average daily crude oil production over any consecutive ninety-day period reaches fifteen thousand (15,000) Barrels of oil per day

•	$500,000 when average daily crude oil production over any consecutive ninety-day period reaches thirty thousand (30,000) Barrels of oil per day.

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

The PSC may be terminated by the Company by giving not less than thirty (30) days’ written notice to AKBN, provided that no termination shall relieve the Company from any unfulfilled commitment or other obligation accrued prior to such termination.

If one of the Parties does not comply with any of the obligations stipulated in the PSC due to reasons other than Force Majeure (including, but not limited to, knowingly and intentionally providing false information to the other Party), the other Party may give notice in writing to such non-complying Party, informing it of the noncompliance and of its intention to terminate the PSC at the end of the term of six (6) Months, unless said noncompliance is rectified within said term. However, the Party responsible for the noncompliance may submit the issue to arbitration according to the provisions of Article XXI of the PSC within said period of six (6) Months, and the PSC will continue to be in force during the time the final resolution by the arbitrators has not been issued and enforced.

Except in the case of Force Majeure, the PSC may be terminated by AKBN by giving not less than one hundred and twenty (120) days’ written notice to the Company in the following events:

If the Company has repeatedly committed a material breach of its fundamental duties or obligations under the PSC and has been advised by AKBN of AKBN's intent to terminate the PSC pursuant to this provision, and Company has failed to commence to remedy such breach within a reasonable period of time.

On November 4, 2011, the Company received a letter alleging breaches on the PSC and providing notice of termination. The company disputes the alleged breaches and provided AKBN notice of it’s intent to arbitrate the dispute.  The Company believes AKBN”s allegations are without merit.  See “Albania Projects”-“Business and Exploration Activities,” above.

Consulting Agreements:

On October 8, 2010, pursuant to the terms of the Consultant Agreement, dated May 18, 2010, as amended June29, 2010 and October 3, 2010, by and between the Company and the Consultant, the Company filed a Certificate of Designation with the Secretary of State for the State of Nevada to designate 5,000,000 shares of the Company’s preferred stock as shares of Series B Preferred Stock. As of December 31, 2010, 3,386,636 of Series B shares have been issued related to the execution of the first qualifying transaction.

The Consulting Agreement expired on April 30, 2011.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.

Item 4 - Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5 - Other Information-None

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

Date: November 14, 2011