Form 10-K
period 2011-12-31
SKY PETROLEUM, INC.
filed 2012-03-30
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fourth fiscal quarter: $6,414,047.

The number of shares of the Registrant’s Common Stock outstanding as of March 22, 2012 was 65,868,709.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the exhibits attached hereto contain certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements concern our anticipated results and developments in our operations in future periods, planned exploration and development of our properties, plans related to our business and matters that may occur in the future. These statements relate to analysis and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management.

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

-	risks related to our limited operating history;
-
risks and uncertainty related to the arbitration proceeding involving our production sharing contract with the Ministry of Economy, Trade and Energy of Albania, acting through the National Agency of Natural Resources of Albania;

-	risks related to our properties and proposed exploration, development and operations in Albania;
-	risks related to our ability to perform and satisfy our obligations under the terms of our production sharing contract;
-	risks related to licensing, government regulations and approvals in the countries in which we operate, including Albania;
-	risks and uncertainty related to our legal rights under the participation agreement for the Mubarek Field;
-	risks related to our need to raise additional capital to fund litigation, planned exploration and development, operational expenditures and working capital requirements;
-	risks related to the historical losses and expected losses in the future and our ability to continue as a going concern;
-	risks related to our dependence on our executive officers;
-	risks related to fluctuations in oil and natural gas prices;
-	risks related to exploratory activities, drilling for and producing oil and natural gas;
-	risks related to liability claims from oil and gas operations;
-	risks related to legal compliance costs and litigation expenditures;
-	risks related to the unavailability of drilling equipment and supplies;
-	risks related to competition in the oil and natural gas industry;
-	risks related to period to period comparison of our financial results;
-	risks related to our securities, including trading activity, price fluctuation and volatility;
-	risks related to our ability to raise capital or enter into joint venture or working interest arrangements to complete exploration and development programs on acceptable terms, if at all; and
-	political, social and cultural risks associated with operations and conducting business in foreign countries.

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

On June 24, 2010, Sky entered into a Production Sharing Contract (“PSC”) with the Ministry of Economy, Trade and Energy of Albania, acting through the National Agency of Natural Resources of Albania (“AKBN”). An official copy of the document evidencing approval of the PSC by the Council of Ministers of the Republic of Albania was published in the Fletoren Zyrtare on December 17, 2010, and the PSC became effective ten working days thereafter on January 3, 2011. The PSC grants Sky Petroleum exclusive rights to three exploration blocks (Block Four, Block Five and Block Dumre) in the Republic of Albania (the “Concession Area”). The Concession Area covers approximately 1.2 million acres, representing approximately 20% of the landmass of Albania. The PSC has a seven-year term with three exploration periods. Upon commercial discovery of gas, the agreement allows for development and production periods of 25 years plus extensions at the Company’s option. To date, there have been more than ten identified prospects including three significant evaluation wells in each block: Palokastra well in Block Four, Kanina well in Block Five, and a Dumre well in Block Dumre. Palokastra well in Block Four, Kanina well in Block Five, and a Dumre well in Block Dumre. In November 2011, AKBN delivered a letter to Sky Petroleum alleging material breach of the PSC and providing notice of termination pursuant to Section 24.2(a) of the PSC for failures to commence its initial work program, deliver a bank guarantee, open an office in Albania and establish an Exploration Advisory Committee. On December 23, 2011, Sky Petroleum delivered Notice of Arbitration under the Arbitration Rules of the United Nations Commission on Internal Trade Law to AKBN and to the Ministry of Economy, Trade and Energy of Albania to institute an arbitration proceeding for breach of the PSC in accordance with Article 21of the PSC. The arbitration proceeding is pending and Sky intends to continue to vigorously pursue its rights and remedies against AKBN under the mandatory arbitration provision in Article 21 of the PSC. See “Legal Proceedings,” below.

On May 18, 2005, the Company, through its wholly-owned subsidiary Sastaro Limited (“Sastaro”), entered into a Participation Agreement with Buttes Gas and Oil Co. International Inc. ( “Buttes”), a wholly-owned subsidiary of Crescent Petroleum Company International Limited ( “Crescent”) for the financing of a drilling program (the “Participation Agreement”). The project is located in the Ilam/Mishrif reservoir of the Mubarek Field area near Abu Musa Island in the Arabian Gulf. Under the terms of the Participation Agreement, the Company participated in a share of the future production revenue by contributing $25 million in drilling and completion costs related to two in-fill wells in an off-shore oil and gas project in the United Arab Emirates.

On December 31, 2009, the Company received written notice from Buttes that Buttes unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Buttes also notified Sastaro that the Concession Agreement, dated December 29, 1969, between the His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field (the “Concession Agreement”) was terminated. Buttes has stated that it handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009. Management is exercising its rights under the Participation Agreement and intends to protect our interests and our investment in the Mubarek Field. Sky continues to seek discussions with Crescent regarding the Participation Agreement.

The operator of the drilling program, Crescent, secured a drilling rig and began drilling the first well, Mubarek H2, which was completed during the second quarter of 2006 at a total depth of 15,020 feet (drilled depth). The second well Mubarek K2-ST4 was completed on October 4, 2007, with a total depth of 13,533 feet. Since the Mubarek H2 well was completed it has produced a total of 150,413 gross barrels of oil as of December 31, 2010. Since the Mubarek K2-ST4 well was completed, it has produced a total of 149,471 gross barrels of oil as of December 31, 2010. The Company had no drilling activities during the year ended December 31, 2011.

History and Corporate Structure

We were incorporated in the State of Nevada in August 2002 under the corporate name The Flower Valet. In 2004, we began to reassess our business plan and to seek business opportunities in other industries, including the oil and gas industry. On December

20, 2004, at our annual meeting of stockholders, our stockholders approved an amendment to our Articles of Incorporation, changing our name from The Flower Valet to Seaside Exploration, Inc. Subsequently, on March 28, 2005, we changed our name from Seaside Exploration, Inc. to Sky Petroleum, Inc. and began actively identifying opportunities to make direct property acquisitions and to fund exploration and development of oil and natural gas properties.

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

As of December 31, 2011, the Company had three wholly-owned subsidiaries, two incorporated in Cyprus: Sastaro Limited (“Sastaro”) and Bekata Limited (Bekata”) which owns 100% of Sastaro and a third Sky Petroleum (Albania) Inc., a Cayman Islands corporation and qualified branch in Albania, incorporated for the purposes of holding and operating our interests in the Concession Area (as defined below) in Albania.

SKY PETROLEUM, INC.
ORGANIZATION STRUCTURE

Sastaro was incorporated on March 28, 2005. Bekata was incorporated on February 7, 2005, and Sky Petroleum (Albania) Inc. was incorporated on February 17, 2011.

Our principal corporate and executive offices are located at 401 Congress Avenue, Suite 1540, Austin, Texas 78701. Our telephone number is (512) 687-3427. We maintain a website at www.skypetroleum.com. Information contained on our website is not part of this Annual Report.

Production Sharing Contract with the Ministry of Economy, Trade and Energy of Albania:

On June 24, 2010, Sky was granted exclusive rights under a PSC to three exploration blocks totaling approximately 5,000 km2 (1.2 million acres), representing approximately 20% of the landmass of Albania. In addition to the exploration rights, the Company will also have access to more than 1,200 km of 2-D seismic data. The PSC has a seven-year term with three exploration periods. Upon commercial discovery of gas, the agreement allows for development and production periods of 25 years plus extensions at the Company’s option.

The PSC grants Sky Petroleum exclusive rights to three exploration blocks (Block Four, Block Five and Block Dumre) in the Republic of Albania.

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

Sky received final approval and ratification for the PSC with respect to the three exploration blocks, Four, Five and Dumre. The PSC received regulatory approval from the Council of Ministers of the Government of the Republic of Albania on November 25, 2010.  On December 17, 2010, a copy of the document evidencing final approval of the Council of Ministers of the Republic of Albania was published in the Fletoren Zyrtare.  The PSC became effective 10 working days after publication of the document on January 3, 2011.

On September 23, 2010, Sky released the findings of a detailed report written in cooperation with McKinsey & Company, one of the world’s leading consulting firms, assessing the potential value of the three exploration blocks, Four, Five and Dumre of the concession area. The report estimates the explorations blocks have a potential market value of between $1 billion to $3 billion based on expected P90 reserves of approximately 105 MMBOE at $10 to $30 per barrel of oil equivalent (BOE); and possess a mean net present value of about $2.1 billion based on a stochastic discounted cash flow valuation of their likely commercialization.

•
According to these findings, which are based on previous reserve estimates, there are significant reserves contained in the Albanian Blocks. Each block has promising prospects with existing data, including seismic and well logs. AKBN provided the Company and its consultant access to previous reserves studies including one prepared by OMV, Austria’s largest oil-producing, refining and retail operating company.

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

Exploration Periods

First Exploration Period: The first exploration period is an initial period of two years in which Sky Petroleum has agreed to undertake G&G (geological and geophysical work), including but not limited to acquisition of technical data, interpretation of geological, geophysical and well data, and conducting regional geological and structural studies (mapping, balanced cross sections); seismic reprocessing and seismic acquisition, with minimum expenditure commitments totaling $1,500,000.

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

If during the exploration periods, Sky Petroleum discovers petroleum accumulations capable of commercial production within the Concession Area (a “Discovery Area”); it can submit to AKBN a development plan, and upon approval of the development plan, commence development of the Discovery Area.  Sky Petroleum will have production rights of 25 years for each field (a “Production Area”) from the date of initial commercial production, which may be extended, at Sky Petroleum’s option, for successive periods of five years on the same conditions, subject to approval by AKBN, which approval shall not be unreasonably withheld or delayed.  Sky Petroleum and AKBN will share profits from any commercial production of oil (after cost recovery by Sky Petroleum) based on a sliding scale formula, in which Sky Petroleum’s share of profits will range from 96% to 100%.  All available production is subject to a 10% royalty tax and Sky Petroleum’s profits are subject to a 50% Albania tax on petroleum profits.

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

Sky Petroleum or an affiliated entity designated by Sky Petroleum will serve as operator under the Agreement. Sky Petroleum intends to use affiliated entities to hold and operate the Concession Area. Sky Petroleum organized Sky Petroleum (Albania) Inc., a Cayman Island corporation to hold and operate the Concession Areas.

The Company’s investment in the Albania exploration blocks as of December 31, 2011 was $10,205,220.  The investment consisted of acquisition costs related to the PSC as follows: signing bonus $50,000, training and education $50,000, $850,000 for fees to consultants for locating and negotiating our investment in the Albania exploration blocks, and $265,220 for fees related to evaluations and assessments of the concession area.  In addition, 3 million shares of common stock of the Company with a fair value of $1,170,000, plus 3,863,636 Preferred Shares Series B of the Company with a value of $7,820,000, were issued to the Consultant for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties in Albania.

In November 2011, AKBN delivered a letter to Sky Petroleum alleging material breach of the PSC and providing notice of termination pursuant to Section 24.2(a) of the PSC for failures to commence its initial work program, deliver a bank guarantee, open an office in Albania and establish an Exploration Advisory Committee. On December 23, 2011, Sky Petroleum delivered Notice of Arbitration under the Arbitration Rules of the United Nations Commission on Internal Trade Law to AKBN and to the Ministry of Economy, Trade and Energy of Albania to institute an arbitration proceeding for breach of the PSC in accordance with Article 21 of the PSC. The arbitration proceeding is pending and Sky intends to continue to vigorously pursue its rights and remedies against AKBN under the mandatory arbitration provision in Article 21 of the PSC. See “Legal Proceedings,” below.

Mubarek Field - Participation Agreement:

The Company's wholly-owned subsidiary, Sastaro, entered into a Participation Agreement with Buttes in May 2005, pursuant to which Sastaro has the right to participate in a share of the future production revenue by contributing up to $25 million in drilling and completion costs related to two wells in an off-shore oil and gas project in the United Arab Emirates. The project is located in the Ilam/Mishrif reservoir of the Mubarek Field area near Abu Musa Island in the Arabian Gulf, which we refer to as the “Mubarek Concession Area”. The Participation Agreement does not grant Sastaro any interest in the Mubarek Concession Area other than the right to receive a share of future production revenue.

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

As a result of these events, Buttes alleges that the Participation Agreement between Sastaro and Buttes is terminated. We strongly disagree with Crescent and Butte’s assessment of the economic viability of the Mubarek Field. The Mubarek Field continued to produce substantial amounts of oil at termination and we believe that there is significant economic life left in the field. Consequently, we consider the Participation Agreement valid and in good standing. Management is exercising it’s rights under the Participation Agreement and intends to protect our interests and our investment in the Mubarek Field. Sky continues to seek discussions with Crescent regarding the Participation Agreement.

 Other Projects:

Komi Republic - Russian Federation

In 2007, we acquired a minority stake in the development of an oilfield in the Komi Republic of the Russian Federation by acquiring a 3.9% interest, subject to dilution, in Pechora Energy through its UK parent company, Concorde Oil & Gas Plc. (“Concorde”). This acquisition was essentially a carried interest. Pechora Energy holds the production license for the Luzskoye field in the Komi Republic. During March 2010, Concorde’s directors noted that Concorde was in the process of disposing its operating assets to one of its majority shareholders - Kuwait Energy Company (“KEC”). The completion of this transaction is subject to a number of conditions, including regulatory consents, bank consent, and approval of KEC shareholders. As of December 31, 2011, the Company has not received any proceeds related to the disposition of these assets.

Employees and Consultants

As of December 31, 2011, we have retained the services of the following consultants and employees:

•
Tobias Gondorf was appointed Interim Chief Executive Officer of the Company effective December 1, 2011, under a consulting agreement. Previously, Karim Jobanputra served as our Chief Executive Officer under a consulting agreement, from September 5, 2007 to December 1, 2011;

•	Michael Noonan serves as our interim Chief Financial Officer, Vice President - Corporate, and Secretary, under a consulting agreement; and

•	Shafiq Ur Rahman serves as our Manager of Finance and Administration under an employment agreement.

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

On May 18, 2010, Sky Petroleum entered into a consultant agreement for business development in the Republic of Albania with Orsett Ventures Inc., a British Virgin Islands company.  The Consultant Agreement was amended on June 29, 2010, and October 8, 2010. Under the terms of the Consultant Agreement, Sky Petroleum retained the Consultant as an independent consultant to use the Consultant’s experience, know-how, qualifications and expertise to acquire and negotiate the acquisition of oil and gas properties and projects in the Republic of Albania.  The agreement expired on April 30, 2011.

We entered into a consulting agreement effective February 1, 2011, with DT Premier Partners SH.P.K, an Albanian consulting company, to assist us with establishing our office and operations in Albania for a consulting fee of $3,500 per month.  The agreement expired on July 1, 2011.

On November 21, 2011, we entered into a consultant service agreement (the “Agreement”) with ETDDM Corporation (“ETDDM”), effective December 1, 2011 (the “Effective Date”). Pursuant to the Agreement, the Company appointed one of ETDDM's directors, Tobias Gondorf in his capacity as director of ETDDM, as interim Chief Executive Officer (“Interim CEO”). The term of the Agreement is for a one year period beginning on the Effective Date and continuing on a month to month basis thereafter until terminated; provided however, that the board of directors of the Company has the right to terminate the Agreement following a 90 day probationary period or upon the appointment of a full time CEO. Either party may terminate the Agreement with 30 days written notice. Pursuant to the terms of the Agreement, the Company will compensate ETDDM for the services of Mr. Gondorf as Interim CEO as follows:

(a)	a signing bonus of 100,000 shares of common stock of the Company (the “Bonus Shares”), issuable within ten business days of Mr. Gondorf's appointment as Interim CEO;

(b)	a consultant fee of $15,000 per month, payable in accordance with the Company's standard payment practices;

(c)
commencing on March 1, 2012, a retention fee of 150,000 shares (the “Retention Shares”) for each three month period of service as the Interim CEO under the Agreement, and payable each June 1, September 1, December 1 and March 1, thereafter during Mr. Gondorf's service as the Interim CEO; and

(d)
a grant of 250,000 stock options (the “Stock Options”) under the Company's stock option plan, exercisable to acquire shares of common stock at $0.25 per share, and vesting on the six month anniversary of such grant or immediately upon change of control of the Company.

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

Sharjah, UAE

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

Albania

Petroleum operations in the Republic of Albania and the PSC are generally governed by the Laws of the Republic of Albania, including the following laws and regulations:

-	Law No. 7746 dated 28.07.1993 “Petroleum Law (Exploration and Production)”, as amended (the “Petroleum Law”).

-	Law No. 7811 dated 12.04.1994 “On the Approval with Amendments of the Decree No. 782 dated 22.2.1994 “On the Fiscal System in the Petroleum Sector (Exploration-Production)”, as amended.

-	Law No. 9975, dated 28.07.2008, “On the National Taxes”, as amended.

-	Law No. 9946, dated 30.06.2008 “On the Sector of Natural Gas”, as amended.

-	Law No. 7928 “On Value Added Tax”, dated, 27.04.1995, as amended (the “VAT Law”).

-	Law No. 8976 dated 12.12.2002 “On Excises”, as amended (the “Excise Tax Law”).

-	Decision of Council of Ministers No. 547 dated 9.08.2006 “On Setting up the National Agency of Natural Resources”

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

SEC Rules and Regulations

Our oil and gas reporting disclosure obligations with the SEC are regulated under Regulation S-K and Regulation S-X, as well as SEC Industry Guide 2.

Pursuant to the SEC rules and regulations:

•	Companies must use first-of the month pricing to calculate the 12-month average commodity price unless contractual arrangements designate the price to be used;

•	Companies that produce oil and natural gas from nontraditional resources (such as oil sands, bitumen and shale) may report such resources as oil and gas reserves instead of mining reserves;

•	Probable and possible reserves may be disclosed separately on a voluntary basis;

•
For reserves to be proved, production of the reserves must be reasonably certain, meaning there is a high degree of confidence that the quantities will be recovered and the well from which the reserves are to be recovered is scheduled to be drilled within the next five years, unless the specific circumstances justify a longer time;

•	Reserves may be estimated through the use of reliable technology in addition to flow tests and production history;

•
Additional disclosure is required regarding the qualifications of the chief technical person who oversees the reserves estimation process and a general discussion of our internal controls used to assure the objectivity of the reserves estimate;

•	Disclosure of reserves, production, drilling activity and additional information is required to be given by geographic area; and

•	Companies must provide disclosure in tabular format of proved developed reserves, proved undeveloped reserves and total proved reserves.

Reserves Reported to Other Agencies

No reserve estimates were filed with a federal authority or agency other than with the SEC on our Annual Report on Form 10-K.

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

Production and Price Information

The following table summarizes sales volumes, sales prices, and production cost information for the periods indicated. The Company’s oil production comes from the Mubarek H2 and the Mubarek K2-ST4 wells located in the Mubarek Field in the UAE. We currently have no production. The Albania wells are currently under development, and as such, there was no production related to this project.

UAE, Mubarek Field	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Sales
Oil (bbls)	—	1,521	33,053
Oil and natural gas sales
Oil sales	$—	$85,570	$1,604,531
Average sales price
Oil ($ per bbl)	$—	$56.26	$48.54
Average production cost
Total ($ per bbl)	$—	$3.00	$3.00

Productive Wells and Acreage

As of December 31, 2011, we had no productive wells or acreage.

Undeveloped Acreage

Other than as noted in the Albania projects, the Company does not have any undeveloped acreage.

Drilling Activities

The Company had no drilling activities during the year ended December 31, 2011.

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

Petroleum operations in the Republic of Albania and the PSC are generally governed by the Laws of the Republic of Albania, including the following laws and regulations:

-	Law No. 7746 dated 28.07.1993 “Petroleum Law (Exploration and Production)”, as amended (the “Petroleum Law”).

-	Law No. 7811 dated 12.04.1994 “On the Approval with Amendments of the Decree No. 782 dated 22.2.1994 “On the Fiscal System in the Petroleum Sector (Exploration-Production)”, as amended.

-	Law No. 9975, dated 28.07.2008, “On the National Taxes”, as amended.

-	Law No. 9946, dated 30.06.2008 “On the Sector of Natural Gas”, as amended.

-	Law No. 7928 “On Value Added Tax”, dated, 27.04.1995, as amended (the “VAT Law”).

-	Law No. 8976 dated 12.12.2002 “On Excises”, as amended (the “Excise Tax Law”).

-	Decision of Council of Ministers No. 547 dated 9.08.2006 “On Setting up the National Agency of Natural Resources”

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

We are currently in arbitration with respect to our PSC, which is expensive and uncertain.
In November 2011, AKBN delivered a letter to Sky Petroleum alleging material breach of the PSC and providing notice of termination pursuant to Section 24.2(a) of the PSC for failures to commence its initial work program, deliver a bank guarantee, open an office in Albania and establish an Exploration Advisory Committee. On December 23, 2011, Sky Petroleum delivered Notice of Arbitration under the Arbitration Rules of the United Nations Commission on Internal Trade Law to AKBN and to the Ministry of Economy, Trade and Energy of Albania to institute an arbitration proceeding for breach of the PSC in accordance with Article 21of the PSC. The arbitration proceeding is pending.

The arbitration process is expensive and diverts attention and resources away from our exploration and development operations. If we fail to win the arbitration proceeding, we will likely lose our Concessions in Albania, which are our primary assets. The pending arbitration and legal proceedings adversely affects our ability to raise capital to fund our exploration and development of our properties and creates uncertainty related to the status of our Concessions.

Although we successfully obtained an Order and Preliminary Injunction from the United States District Court, Western District of Texas, Austin Division (i) granting our preliminary injunction to maintain the status quo between the Parties pending arbitration, (ii) enjoining the AKBN and all persons acting in concert with them from awarding, transferring, or otherwise disposing of any rights to explore, develop and/or produce petroleum on the contract area until a final arbitration award is issued, (iii) ordering AKBN to remove from their website or other publicly available documents all references to the Contract Area being “free” or otherwise available for new contractors until a final arbitration award is issued, and (iv) ordering the Parties to arbitrate their dispute with the United Nations Commission on International Trade Law according to the terms of the PSC, we are awaiting to have the order recognized in Albania.

Even if we prevail, we may experience future problems working with AKBN or the Albania government in completing our exploration and development plans on a timely basis.

We have a history of losses and will require additional financing to fund working capital requirements and arbitration related to the PSC.  Failure to obtain additional financing could have a material adverse effect on our financial condition and could cast uncertainty on our ability to continue as a going concern.

We have limited working capital and we will need to raise additional capital to fund our on-going arbitration and working capital requirements. A large portion of our current assets are held in the form of restricted cash, which secures the $1.5 million bank guarantee and may be unavailable to fund non-exploration and development expenditures.

We believe that we will be required to raise additional funds during 2012 to finance the arbitration and our on-going working capital requirements in 2012. We may face difficulties raising additional capital due to the uncertain status of the PSC and our current arbitration. Failure to obtain sufficient financing may affect our ability to fund arbitration and result in the delay or indefinite postponement of exploration and development or production on one or more of our properties and any properties we may acquire in the future or even a loss of property interests.

We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Our ability to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions as well as our business performance. Our ability to continue on a going concern basis beyond the next twelve months depends on its ability to successfully raise additional financing for the substantial capital expenditures required to achieve planned principal operations.

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

The assessment of economic viability of the Mubarek Field and the options available to the Company will be difficult to assess. We may not be able to enforce our rights under the Participation Agreement, and we may receive an unfavorable interpretation of the Concession Agreement and the Participation Agreement which could adversely affect our business operations.

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

We are dependent upon the continued services of Tobias Gondorf, our chief executive officer and Michael Noonan, our interim chief financial officer, vice president, corporate and secretary, who have significant experience in the oil and gas industry. We do not carry key person insurance on their lives. Mr. Gondorf and Mr. Noonan are entrepreneurs and may not dedicate 100% of their business efforts to the business of Sky. Our executive officers and directors have other business interests, some of which may be in the oil and gas industry, and may serve on the board of directors or provide consulting services for other companies. The loss of the services of either of our executive officers, through incapacity or otherwise, would be costly to us and would require us to seek and retain other qualified personnel. See “Directors, Executive Officers, and Corporate Governance” below.

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

Any of these risks could adversely affect our ability to operate or result in substantial losses. These risks may not be insurable or we may elect not to obtain insurance if the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event that is not fully covered by insurance occurs, it could adversely affect our operations.

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

The recent unprecedented events in global financial markets have had a profound impact on the global economy. Many industries, including the oil and gas industry, are impacted by these market conditions. Notwithstanding various actions by the United States. and foreign governments, concerns about the general condition of the capital markets, financial instruments, banks, investment banks, insurers and other financial institutions could cause the broader credit markets to further deteriorate and stock markets to decline substantially. In addition, general economic indicators have deteriorated, including declining consumer sentiment, increased unemployment and declining economic growth and uncertainty about corporate earnings.

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

The market price of our common stock on the OTCBB has ranged from a high of $0.60 and a low of $0.10 during the twelve-month period ended December 31, 2011. As of March 22, 2012, the market price for our common stock closed at $0.10 on the OTCBB. See “Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities”. We cannot assure you that the market price of our common stock will not significantly fluctuate from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, operating results and financial condition.

Broker-dealers may be discouraged from effecting transactions in our common stock because our common shares are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 as amended (“Exchange Act”), impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a penny stock.” Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the OTCBB during the period from November 6, 2003 to

December 31, 2011, ranged between a high of $3.20 and a low of $0.03 per share, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

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

Our independent auditors have expressed doubt about our ability to continue our activities as a going concern, which may hinder our ability to obtain future financing.

The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations, and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations. Due to the uncertainty of our ability to meet our current operating expenses, in their report on the annual financial statements for the years ended December 31, 2011, our independent auditors included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the company. The continuation of our business is dependent upon us raising additional financial support, and maintaining profitable operations. The issuance of additional equity securities by us could result in a substantial dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If the Company should fail to continue as a going concern, you may lose the value of your investment in the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Our principal corporate and executive offices are located at 401 Congress Avenue, Suite 1540, Austin, Texas 78701. Our telephone number is (512) 687-3427. We rent our corporate office space on a month-to-month basis at $2,500 per month. We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

We entered into a Participation Agreement with Crescent for the financing of a drilling program in the Mubarek field, an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf. The Participation Agreement does not grant Sastaro any interest in the Mubarek Concession Area. Sastaro’s rights are limited to receiving a share of future production revenue, if any.

On December 31, 2009, the Company received written notice from Buttes, a wholly-owned subsidiary of Crescent that Buttes unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Buttes also notified Sastaro that the Concession Agreement, dated December 29, 1969, between the His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated. Buttes have stated that it handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009. Management is exercising its rights under the Participation Agreement and intends to protect our interest and our investment in the Mubarek Field.

Sky Petroleum has exclusive rights to three exploration blocks (Block Four, Block Five and Block Dumre) in the Concession Area under the PSC. The Concession Area covers approximately 1.2 million acres, representing approximately 20% of the landmass of Albania. The PSC has a seven-year term with three exploration periods. Upon commercial discovery of gas, the agreement allows for development and production periods of 25 years plus extensions at the Company's option. The PSC is subject to an arbitration proceeding against AKBN. See “Legal Proceedings” below.

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

On June 24, 2010, Sky Petroleum, Inc. entered into the PSC with the Ministry of Economy, Trade and Energy of Albania, acting through the AKBN ratified by the Council of Ministers and published in the Fletoren Zyrtare on December 17, 2010. The PSC became effective on January 3, 2011.  The PSC grants Sky Petroleum exclusive rights to three exploration blocks (Block Four, Block Five and Block Dumre) in the Concession Area, which constitute the primary property interests of Sky Petroleum.

As reported in Sky Petroleum's Quarterly Report Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011, AKBN delivered an untranslated letter to Sky Petroleum on November 4, 2011.  Sky Petroleum received an English translation of the letter on November 9, 2011.  The AKBN letter alleged material breach of the PSC and providing notice of termination pursuant to Section 24.2(a) of the PSC.  AKBN alleged breaches for failures to commence its initial work program, deliver a bank guarantee, open an office in Albania and establish an Exploration Advisory Committee.  Sky Petroleum responded to AKBN on November 10, 2011, and provided AKBN notice of its intent to institute an arbitration proceeding under the terms of the PSC against AKBN for breach of the PSC.

On November 18, 2011, Sky Petroleum's legal counsel delivered to the AKBN a notice that the alleged termination of the PSC was made in breach of the PSC and that Sky Petroleum intended to institute an arbitration proceeding in accordance with Article XXI of the PSC.

ABKN posted a notice on its official web site containing a notice that the PSC had been terminated and stating the Concession Area is free.  The notice cited termination based on non-fulfillment of the following obligations:

a) Within three months after the Effective Date, the Company should have been commenced the performance of the Minimum Work Program;
b) Within ninety days after the Effective Date, the Company should have been executed and delivered to AKBN, the Bank Guarantee;
c) The Company should have been registered an office in Albania in order to receive valid notice from AKBN;
d) and within thirty days from the Effective Date should have been appointed the Company's members in the Exploration Advisory Committee.

Section 24.2(a) of the PSC requires that AKBN provide 120 days notice prior to termination and provides that the PSC can be terminated only if Sky Petroleum has failed to commence to remedy such breach within a reasonable period of time.  Sky Petroleum was not in breach of any of these terms.  Management believes that the allegations are without merit and the termination notice was issued without cause.

Notice of Arbitration

On December 23, 2011, Sky Petroleum delivered Notice of Arbitration under the Arbitration Rules of the United Nations Commission on Internal Trade Law to National Agency of Natural Resources and to the Ministry of Economy, Trade and Energy of Albania to institute an arbitration proceeding against the Ministry of Economy, Trade and Energy of Albania, acting by and through AKBN, for breach of the PSC in accordance with Article XXI of the PSC.  The arbitration proceeding arises out of the alleged termination of the PSC in breach of the expressed termination provisions in Article 24 of the PSC.

Article XXI of the PSC provides that any dispute, controversy, claim or difference of opinion, arising out of or relating to the PSC or the breach, termination or validity of the PSC shall be finally and conclusively settled by arbitration in accordance with the UNCITRAL Arbitration Rules.  The appointing authority for the arbitrators shall be the President of the Court of International Arbitration of the International Chamber of Commerce in Paris, France (the “Appointing Authority”).  The arbitration shall take place in Zurich (Switzerland).

The dispute will be arbitrated before a panel of three arbitrators.  Sky Petroleum and AKBN has each appointed arbitrators.  The appointed arbitrators will appoint a third arbitrator.

Sky Petroleum does not believe it is in breach of any of its obligations under the PSC and that the allegations of AKBN are without merit.

Sky Petroleum is seeking the following relief:

a) an order that the PSC has not been validly terminated and that it remains in full force and effect; and
b) monetary damages that include, but are not limited to, the lost revenue due to Sky Petroleum under the terms of the PSC, estimated to be in excess of $1 billion.

Sky Petroleum intends to vigorously defend its rights under the PSC and seek monetary damages and equitable relief to reinstate and enforce the PSC.

On January 10, 2012, Sky filed a complaint (Case No.:  A-12-CA-023-SS) with the United States District Court, Western District of Texas, Austin Division (the “Court”) for declaratory and injunctive relief against the Ministry of Economy, Trade, and Energy of Albania, acting by and through AKBN (collectively, the “Defendants”).  The action for declaratory and injunctive relief under the Foreign Sovereign Immunities Act and the Albania-America Bilateral Investment Treaty sought to compel arbitration of the dispute between Sky and the Defendants (collectively, the “Parties”) under the PSC and to preserve the status quo ante between the Parties pending completion of arbitration under the United Nations Commission on International Trade Law.

On January 19, 2012, Sky Petroleum, through legal counsel and a corporate representative, appeared before the Court to argue the merits of Sky Petroleum's Motion for Preliminary Injunction and on January 20, 2012, the Court delivered an Order and Preliminary Injunction (i) granting Sky Petroleum's preliminary injunction to maintain the status quo between the Parties pending arbitration, (ii) enjoining the Defendants and all persons acting in concert with them from awarding, transferring, or otherwise disposing of any rights to explore, develop and/or produce petroleum on the Contract Area until a final arbitration award is issued, (iii) ordering the Defendants to remove from their website or other publicly available documents all references to the Contract Area being “free” or otherwise available for new contractors until a final arbitration award is issued, and (iv) ordering the Parties to arbitrate their dispute with the United Nations Commission on International Trade Law according to the terms of the PSC.  Additionally, the Court ordered that Sky Petroleum only be required to post a surety bond of $50,000 in lieu of the $500,000 surety bond that the Court had previously requested.

On February 28, 2012, Sky Petroleum petitioned the Albanian Court to seek to enforce the Order and Preliminary Injunction granted by the United States District Court, Western District of Texas, Austin Division. We are waiting to have the order recognized in Albania.

Sky Petroleum intends to continue to vigorously pursue its rights and remedies against the Defendants under the mandatory arbitration provision in Article 21 of the PSC.

The Company's investment in the Albania exploration blocks as of December 31, 2011, was $10,205,220. This investment consisted of acquisition costs related to the PSC totaling $50,000, and $850,000 for fees to consultants for locating and negotiating the Company's investment in the Albania exploration blocks; $265,220 for fees related to evaluations and assessments of the concession area, and $50,000 towards the $100,000 allocation for training and education for the first year exploration period. In addition, 3 million shares of common stock with a fair value of $1,170,000, plus 3,863,636 Preferred Shares Series B with a value of $7,820,000, were issued to Orsett for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted as “SKPI” on the Over the Counter Bulletin Board ( “OTCBB”), which is sponsored by the Financial Industry Regulatory Authority ( “FINRA”). The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network, which provides information on current “bids” and “asks” as well as volume information. The OTCBB is not considered a “national exchange.” Our common stock commenced trading on the OTCBB on November 3, 2003.

The high and low bid quotations of our common stock on the OTCBB as reported by the FINRA were as follows:

Period	High	Low
2011
First Quarter	$0.60	$0.40
Second Quarter	$0.49	$0.35
Third Quarter	$0.42	$0.15
Fourth Quarter	$0.25	$0.10
2010
First Quarter	$0.25	$0.10
Second Quarter	$0.34	$0.06
Third Quarter	$0.96	$0.16
Fourth Quarter	$0.90	$0.33

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As of December 31, 2011, the closing bid quotation for our common stock was $0.13 per share as quoted by the OTCBB. On March 22, 2012, the closing bid quotation on our common stock was $0.10 as quoted by the OTCBB.

Holders

As of March 22, 2012, we had 65,868,709 shares of common stock issued and outstanding, held by 31 registered stockholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,500,000	$0.76	3,686,871
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)
We have two stock option plans: a stock incentive plan for non-U.S. residents and a stock incentive plan for U.S. residents. Our stock incentive plan for non-U.S. residents authorizes the issuance of stock options to acquire up to 10% of our issued and outstanding shares of common stock (currently 6,186,871 shares, based on 61,868,709 issued and outstanding shares of common stock at December 31, 2011) , and our stock incentive plan for U.S. residents authorizes the issuance of stock options to acquire up to a maximum of 3,321,600 shares of common stock (less the number of shares issuable upon exercise of options granted by us under all other stock incentive plans on the date of any grant under the U.S. plan). As of December 31, 2010, 1,350,000 options were granted under the U.S. plan and 1,150,000 options were granted under the non-U.S. plan. A total of 5,036,871 options are available for grant under the Non-U.S. Plan and a total of 821,600 are available for grant under the U.S. Plan.

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

Sales of Unregistered Securities

During the year ended December 31, 2011, the Company sold and issued the following securities that were not registered under the Securities Act of 1933, as amended.

In October 2011, the Company initiated subscriptions agreements for a non-brokered private placement to raise $1,000,000. Upon receipt of proceeds the Company will issue up to 4,000,000 Class A Units at $0.25 per unit to investors. Each Class A Unit consisted of one share of common stock of the Company, par value $0.001and one Class A Warrant.  Each Class A Warrant is exercisable to acquire one Class B Unit of the Company at an exercise price of $0.35 per Class B Unit until January 20, 2013. Each Class B Unit consists of one share of common stock of the Company, par value $0.001 and one Class B Warrant.  Each Class B Warrant is exercisable to acquire one common share of the Company, par value $0.001 at an exercise price of $0.60 per Class B Warrant Share until January 20, 2014. The Company received $860,000 in proceeds prior to the year ended December 31, 2011 for the offering.
On October 1, 2011, we granted 15,000 shares of common stock to a consultant.

On December 1, 2011, we granted 100,000 shares of common stock to Tobias Gondorf, our Interim Chief Executive Officer.

The above securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended, available under Rule 903 of Regulation S.  The securities were issued in off-shore transactions to non-U.S. persons and are “restricted securities” as defined Rule 144(a) (3) of the Securities Act of 1933, as amended.

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

Comparison of 2011 Statement of Operations to 2010 Statement of Operations

Net Losses:

During the year ended December 31, 2011, we had a net loss of $1,824,697 as compared to a net loss of $1,581,369 during the year ended December 31, 2010, for a total increase in losses of $243,328.

We had one final lift from the Mubarek wells during 2010 with revenues of $85,570, as the well was abandoned by the operator in late December 2009. In addition, as of December 31, 2009 the investment in the wells was reduced to zero. As a result, there was $0 depletion in 2011 and 2010, and lease operating costs of $33,806 related to the final lift in 2010. We did not generate any revenue from operations in 2011 and do not anticipate we will generate any revenues from operations in 2012.
We do not expect to generate any operating revenue until we complete exploration and development on our properties.

Operating expenses:

Total operating expenses in 2011 of $1,825,272 as compared to total operating expenses of $1,668,126 for 2010, increased in total in 2011 by $157,146 or 9%. The operating expenses increased in 2011 primarily attributable to increases in expenses for legal and and accounting ($429,326 in 2011; $385,647 in 2010) of $43,679, increases in other general and administrative expenses ($474,980 in 2011; $322,097 in 2010) of $152,883, and increases in consulting fees ($602,216 in 2011; $532,445 in 2010) of $69,771. The increase in the other general and administrative expenses is primarily attributable to rent for the Dubai and Albania offices. Operating expenses decreased in 2011 for travel expenses ($243,109 in 2011; $288,619 in 2010) of $45,510, share based compensation expense ($68,029 in 2011; $103,787 in 2010) of $35,758 and lease operating expenses noted above ($0 in 2011; $33,806 in 2010) of $33,806. We expect operating expenses to increase in 2012 as we fund arbitration expenses and our expenditures and obligations under the PSC. Legal fees and arbitration expenses may exceed $500,000 in 2012.

General and administrative expenses are expected to increase in 2012 as we fund expenditures and hire additional employees and consultants in connection with our exploration and development of activities in Albania. Expenses may also increase if we elect to pursue additional projects or properties.

Liquidity and Capital Resources

A component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing to fund our Albania projects. Our only source of internal operating cash flow historically has been derived from our participation interest in the Mubarek Field, which ceased production at the end of 2009. We had cash on hand of approximately $605,784 at December 31, 2011, plus restricted cash of $1,500,000, totaling $2,105,784.

Since inception, we have financed our cash flow requirements through the issuance of equity and revenue from our working interest in the Mubarek Field, which terminated production in 2009. We have no revenue from operations and do not expect any revenues from operations for the foreseeable future.

We anticipate that we will be required to raise additional funds in 2012 to finance the arbitration and meet our minimum working capital requirements. Additionally we anticipate that we may require additional financing to fund exploration and development obligations under the PSC activities and our on-going litigation through common stock or preferred stock offerings, debt financings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment working capital.

The current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements. If we are unable to obtain financing through equity investments, we will seek alternative financing solutions including, but not limited to, credit facilities, debenture issuances or third party funding of our arbitration.

In October 2011, the Company initiated subscriptions agreements for a non-brokered private placement to raise $1,000,000. Upon receipt of proceeds the Company was authorized to issue up to 4,000,000 Class A Units at $0.25 per unit to investors. Each Class A Unit consisted of one share of common stock of the Company, par value $0.001and one Class A Warrant.  Each Class A Warrant is exercisable to acquire one Class B Unit of the Company at an exercise price of $0.35 per Class B Unit until January 20, 2013. Each Class B Unit consists of one share of common stock of the Company, par value $0.001 and one Class B Warrant.  Each Class B Warrant is exercisable to acquire one common share of the Company, par value $0.001 at an exercise price of $0.60 per Class B Warrant Share until January 20, 2014. The Company received $860,000 in proceeds prior to the year ended December 31, 2011 for the offering.

Net cash used in operating activities during the year ended December 31, 2011 was $1,548,902 as compared to net cash used in operating activities of $979,685 for the comparable period in 2010, an increase of $569,217. Cash used in investing activities in 2011 of $1,616,778 was for the purchase of a CD for a bank guarantee, oil and gas interests $90,000 and $26,778 for purchase of fixed assets. as compared to $1,133,750 in 2010. Cash from investing activities was $860,000 for 2011 for the private placement proceeds compared to $0 in 2010.

Total assets as of December 31, 2011 were $12,407,459 compared to total assets of $13,130,450 as of December 31, 2010.  Stockholder’s equity as of December 31, 2011 was $11,988,364 compared to stockholders’ equity of $12,885,032 as of December 31, 2010. The decrease in assets and stockholder’s equity was primarily related to cash outflows and continued losses.

As of December 31, 2011, we had current assets of $2,159,027 including cash and cash equivalents of $605,784. We had current liabilities of $419,095, resulting in working capital of $1,739,932, of which $1,500,000 was held as restricted cash to secure the Bank Guarantee issued under the PSC as of December 31, 2011, as compared to $2,749,481 for the same period ended 2010.

Over the next twelve months, we anticipate that our working capital requirements will increase significantly due to the costs associates with the arbitration proceeding related to the PSC.  We anticipate that we will raise additional capital through equity, debt or other securities offerings during 2012 to fund the arbitration, exploration and working capital requirements.  Alternatively, we may explore joint venture, work-in or other arrangements for exploration, development or other activities on our projects or third party funding arrangements to fund the arbitration.

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

Recent pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU 2011-04 is intended to result in convergence between United States Generally Accepted Accounting Principles (U.S. GAAP) and International Financial Reporting Standards (IFRS) requirements for measurement of and disclosures about fair value.  The amendments are not expected to have a significant impact on companies applying U.S. GAAP.  Key provisions of the amendment include:  a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity's net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used, and qualitative details about the sensitivity of the measurements.  In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed.  This ASU is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this ASU is not expected to have a significant impact on the Company's fair value measurements, financial condition, results of operations, or cash flows.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management for each period presented herein. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents and investments. Fair values were assumed to approximate carrying values for cash, cash equivalents, and accounts payable and accrued expenses because they are short term in nature and their carrying amounts approximate fair values as they are payable on demand.

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

As of December 31, 2009, the Company had accumulated impairment of $15,468,368 on the Mubarek Field wells as a result of the full cost ceiling test for the years 2006 through 2009. As of December 31, 2011 and 2010, the net carrying value of the Company’s investment in these wells was $0.

During the year ended December 31, 2010 the Company had incurred $10,115,220 in acquisition and development costs for oil and gas projects in Albania.  During the year ended December 31, 2011 the Company incurred additional capitalized costs of $90,000. These costs, relate to the PSC with the Ministry of Economy, Trade and Energy of Albania. Sales of proved and unproved properties are accounted for as an adjustment of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and natural gas reserves, in which case the gain or loss is recognized.

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

The Company’s wholly owned subsidiaries have prepared required foreign tax returns that were due for the years ended December 31, 2005 through 2010 totaling approximately $33,000 has been included for potential tax liabilities, penalties and interest which will be due upon filing the returns with the appropriate countries.

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

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as other general and administrative expense. There was no interest or other general and administrative expenses accrued or recognized related to income taxes for the year ended December 31, 2011 and 2010, respectively. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the year ended December 31, 2011 or during any prior years. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

Contractual Obligations

Leases

The Company rents office facilities in Austin, Texas on a month to month basis, totaling approximately $30,000 per year.

The Company leases office facilities in Dubai, United Arab Emirates, under a one year operating lease agreement that expires on October 13, 2012, totaling approximately $61,000 per year.

The Company leases office facilities in Tirana, Albania on an annual basis, totaling approximately $50,000 per year.

Consulting Service Agreement

Pursuant to the terms of the consulting services agreement with Tobias, the Company has the following obligation to ETDDM for the services of Mr. Gondorf as Interim CEO as follows:

a) a consultant fee of $15,000 per month, payable in accordance with the Company's standard payment practices;
b) commencing on March 1, 2012, a retention fee of 150,000 shares (the “Retention Shares”) for each three month period of service as the Interim CEO under the Agreement, and payable each June 1, September 1, December 1 and March 1, thereafter during Mr. Gondorf's service as the Interim CEO.

Oil and Gas Properties Commitments and Contingencies

Mubarek Field Operations:

On December 31, 2009, Sastaro received written notice from Buttes that Buttes had unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Buttes also notified Sastaro that the Concession Agreement, dated December 29, 1969, between the His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated. Buttes stated that it handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009.As a result of these events, Buttes notified Sastaro that the Participation Agreement between Sastaro and Buttes was terminated.

The Mubarek Field wells H2 and K2-ST4 continue to produce commercial amounts of oil, and the Company believes that there is significant residual value in H2 and K2-ST4. Consequently, the Company considers the Participation Agreement valid and in good standing.  Management is exercising its rights under the Participation Agreement and intends to protect our interest and our investment in the Mubarek Field.

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

In addition, to the work program undertakings, Sky Petroleum has also agreed to the following:

Education and Training Program:  Sky Petroleum has agreed to allocate $100,000 for training and education during each year of the Exploration period. Sky paid $50,000 of the amount during the year ended December 31, 2011.

Bonus Payment Obligations:  Sky Petroleum paid to AKBN a signing bonus of $50,000 during the year ended December 31, 2011.

Production Bonuses:

•	$150,000 on start-up of production from the Contract Area

•	$250,000 when average daily crude oil production over any consecutive ninety-day period reaches fifteen thousand (15,000) Barrels of oil per day

•	$500,000 when average daily crude oil production over any consecutive ninety-day period reaches thirty thousand (30,000) Barrels of oil per day.

Bank Guarantee:

On December 17, 2010, a copy of the document evidencing final approval of the Council of Ministers of the Republic of Albania was published in the Fletoren Zyrtare. The PSC became effective 10 working days after publication of the document on January 3, 2011.  Under the terms of the PSC, Sky Petroleum agreed to provide a bank guarantee within 90 days of the effective date of the PSC in an amount to guarantee expenditures during the first exploration period totaling$1,500,000.  Since the ratification, there have been numerous changes in personnel and officials at AKBN that have caused delays in completing our undertakings and satisfying our obligations under the PSC in a timely manner.  Notwithstanding the above, Sky Petroleum delivered the bank guarantee on August 10, 2011 to AKBN. The bank guarantee was issued as a Letter of Credit in the name of AKBN.

Under the terms of the Letter of Credit, AKBN can submit a demand accompanied bya statement stating that the principal is in material breach of its obligations under the underlying contract; a copy of a notice to the Company (dated at least thirty (30) days prior to the date of your demand), informing the Company of a material breach of  its Work Program obligations under the PSC (as defined below), the nature and quantum of the material breach and of its intention to demand payment under the Letter of Credit if the material breach is not remedied within fifteen (15) days; and a signed declaration stating that the Company has failed to remedy the material breach detailed in your notice by the date specified.

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

PSC Arbitration

The PSC is currently subject to an arbitration proceeding. (See "Legal Proceedings", above).

On January 20, 2012, Sky obtained an Order and Preliminary Injunction from the United States District Court, Western District of Texas, Austin Division (the “Court”) against the Ministry of Economy, Trade, and Energy of Albania, acting by and through AKBN.

On February 28, 2012, Sky Petroleum petitioned the Albanian Court to seek to enforce the Order and Preliminary Injunction granted by the United States District Court, Western District of Texas, Austin Division. Sky Petroleum awaits to have the order recognized in Albania.

Sky Petroleum intends to continue to vigorously pursue its rights and remedies under the mandatory arbitration provision in Article 21 of the PSC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sky Petroleum, Inc.

We have audited the accompanying consolidated balance sheets of Sky Petroleum, Inc. and subsidiaries, as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sky Petroleum, Inc. and subsidiaries, as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company will need additional working capital. This condition raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ WHITLEY PENN LLP

Dallas, Texas March 30, 2012

Sky Petroleum, Inc. Consolidated Balance Sheets

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$605,784	$2,911,464
Restricted cash	1,500,000	—
Prepaids and other current assets	53,243	83,435
Total Current Assets	2,159,027	2,994,899

Investment in oil and gas properties, net	10,205,220	10,115,220
Fixed assets, net	28,444	9,278
Deposits and other assets	14,768	11,053
Total Assets	$12,407,459	$13,130,450

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$419,095	$245,418

Commitments and contingencies

Stockholders’ equity:
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Series B Preferred stock, no par value, 5,000,000 shares authorized, 3,863,636 issued and outstanding	7,820,000	7,820,000
Common Stock, $0.001 par value, 150,000,000 shares authorized, 61,868,709 shares issued and outstanding	61,869	61,869
Additional paid-in capital	42,547,487	41,619,458
Accumulated deficit	(38,440,992)	(36,616,295)
Total Stockholders’ Equity	11,988,364	12,885,032

Total Liabilities and Stockholders’ Equity	$12,407,459	$13,130,450

The accompanying notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc. Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010
Oil revenues	$—	$85,570

Expenses:
Lease operating expenses	—	33,806
Depletion and depreciation	7,612	1,725
Consulting services	602,216	532,445
Legal and accounting	429,326	385,647
Travel	243,109	288,619
Stock based compensation	68,029	103,787
General and administrative	474,980	322,097
Total expenses	1,825,272	1,668,126

Net operating loss	(1,825,272)	(1,582,556)
Interest income	575	1,187
Net loss	$(1,824,697)	$(1,581,369)

Net loss per share - basic and diluted	$(0.03)	$(0.03)
Weighted average number of common shares outstanding - basic and diluted	62,326,791	59,703,962

The accompanying notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2011 and 2010

	Preferred Series B Shares	Preferred Series B Amount	Common Shares	Common Shares Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2009	—	$—	58,793,709	$58,794	$40,348,746	$(35,034,926)	$5,372,614
Issuance of Series B Preferred Stock	3,863,636	7,820,000	—	—	—	—	7,820,000
Stock issued to Consultants	—	—	3,000,000	3,000	1,167,000	—	1,170,000
Stock issued to Directors	—	—	75,000	75	54,675	—	54,750
Stock based compensation	—	—	—	—	49,037	—	49,037
Net loss	—	—	—	—	—	(1,581,369)	(1,581,369)
Balance at December 31, 2010	3,863,636	7,820,000	61,868,709	61,869	41,619,458	(36,616,295)	12,885,032
Proceeds from private placement for 4,000,000 Class A Units and 4,000,000 Class A Warrants	—	—	—	—	860,000	—	860,000
Stock issued to Directors	—	—	—	—	15,000	—	15,000
Stock based compensation	—	—	—	—	53,029	—	53,029
Net loss	—	—	—	—	—	(1,824,697)	(1,824,697)
Balance at December 31, 2011	3,863,636	$7,820,000	61,868,709	$61,869	$42,547,487	$(38,440,992)	$11,988,364

The accompanying notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc. Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,824,697)	$(1,581,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	68,029	103,787
Depletion and depreciation	7,612	1,725
Changes in operating assets and liabilities -
Accounts receivable	—	504,774
Prepaids and other current assets	30,192	(52,683)
Deposits and other assets	(3,715)	(2,738)
Accounts payable and accrued liabilities	173,677	46,819
Net cash used in operating activities	(1,548,902)	(979,685)

Cash flows from investing activities:
Purchase of oil and gas interests	(90,000)	(1,125,220)
Purchase of CD for bank guarantee	(1,500,000)	—
Purchase of fixed assets	(26,778)	(8,530)
Net cash used in investing activities	(1,616,778)	(1,133,750)

Cash flows from financing activities:
Proceeds from private placement	860,000	—
Net cash provided by financing activities	860,000	—

Net decrease in cash and cash equivalents	(2,305,680)	(2,113,435)
Cash and cash equivalents at beginning of year	2,911,464	5,024,899
Cash and cash equivalents at end of year	$605,784	$2,911,464

Supplemental disclosures:
Non-Cash Investing and Financing Activities:
Acquisition of oil and gas investment through issuance of 3,863,636 shares of Preferred Stock Series B	$—	$7,820,000
Acquisition of oil and gas investment through issuance of 3,000,000 common shares	$—	$1,170,000

The accompanying notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.
Notes to Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

The Company was organized on August 22, 2002 under the laws of the State of Nevada, as The Flower Valet. On December 20, 2004, the Company amended its articles of incorporation to change its name to Seaside Explorations, Inc. Subsequently, on March 28, 2005 the Company changed its name to Sky Petroleum, Inc ("Sky", "Sky Petroleum", or "the Company").

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

On December 31, 2009, Sastaro received written notice from Buttes that Buttes unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Buttes also notified Sastaro that the Concession Agreement, dated December 29, 1969, between the His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated. Buttes have stated it handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009. Management is exercising its rights under the Participation Agreement and intends to protect our interests and our investment in the Mubarek Field.

The Company cannot be certain that its existing sources of cash will be adequate to meet our liquidity requirements including cash requirements that may be due under the PSC Agreement. However, management has implemented plans to improve liquidity through slowing or stopping certain planned expenditures and improvements to results from operations. Management plans to obtain funding through equity, debt or other securities offerings. There can be no assurance that the capital raising efforts will be successful or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.

A fundamental principle of the preparation of financial statements in accordance with generally accepted accounting principles is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate. The Company's consolidated financial statements have been prepared on a going concern basis and do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

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

As of December 31, 2009, the Company had accumulated impairment of $15,468,368 on the Mubarek Field wells as a result of the full cost ceiling test for the years 2006 through 2009. As of December 31, 2011, the net carrying value of the Company’s investment in these wells was $0.

As of December 31, 2011, the Company has incurred $10,205,220 in acquisition and development costs for oil and gas projects in Albania.  These costs relate to the Production Sharing Contract with the Ministry of Economy, Trade and Energy of Albania approved as of December 3, 2010.

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

The Company’s wholly owned subsidiaries have prepared required foreign tax returns that were due for the years ended December 31, 2005 through 2010 totaling approximately $33,000 has been included for potential tax liabilities, penalties and interest which will be due upon filing the returns with the appropriate countries.

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

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as other general and administrative expense. There was no interest or other general and administrative expenses accrued or recognized related to income taxes for the year ended December 31, 2011 and 2010, respectively. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the year ended December 31, 2011 or during any prior years. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

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

Basic and Diluted Net Loss Per Share

Net loss per share is presented in accordance FASB ASC Topic No. 260 (formerly SFAS No. 128) Earnings Per Share. Basic net loss per share is computed based on the weighted average shares of common stock outstanding for the period. Common stock equivalents which represent stock options (approximately 2.5 million stock options) have been excluded from the computation of diluted net loss per share at December 31, 2011 and 2010 as their effect is anti-dilutive.

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

Cash Equivalents and Restricted Cash

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

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and natural gas sold to purchasers. As of December 31, 2011 and 2010, the Company did not have any oil or natural gas imbalances recorded. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU 2011-04 is intended to result in convergence between United States Generally Accepted Accounting Principles (U.S. GAAP) and International Financial Reporting Standards (IFRS) requirements for measurement of and disclosures about fair value.  The amendments are not expected to have a significant impact on companies applying U.S. GAAP.  Key provisions of the amendment include:  a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity's net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used, and qualitative details about the sensitivity of the measurements.  In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed.  This ASU is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this ASU is not expected to have a significant impact on the Company's fair value measurements, financial condition, results of operations, or cash flows.

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

If during the exploration periods, Sky Petroleum discovers petroleum accumulations capable of commercial production within the Concession Area (a “Discovery Area”); it can submit to AKBN a development plan and commence development of the Discovery Area. Sky Petroleum will have production rights of 25 years for each field (a “Production Area”) from the date of initial commercial production, which maybe extended, at Sky Petroleum's option, for successive periods of five years on the same conditions, subject to approval by AKBN, which approval shall not be unreasonably withheld or delayed. Sky Petroleum and AKBN will share profits from any commercial production of oil (after cost recovery by Sky Petroleum) based on a sliding scale formula, in which Sky Petroleum's share of profits will range from 96% to 100%. All available production is subject to a 10% royalty tax and Sky Petroleum's profits are subject to a 50% Albania tax on petroleum profits.

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

Bank Guarantee: On December 17, 2010, a copy of the document evidencing final approval of the Council of Ministers of the Republic of Albania was published in the Fletoren Zyrtare. The PSC became effective 10 working days after publication of the document on January 3, 2011.  Under the terms of the PSC, Sky Petroleum agreed to provide a bank guarantee within 90 days of the effective date of the PSC in an amount to guarantee expenditures during the first exploration period totaling$1,500,000.  Since the ratification, there have been numerous changes in personnel and officials at AKBN that have caused delays in completing our undertakings and satisfying our obligations under the PSC in a timely manner.  Notwithstanding the above, Sky Petroleum delivered the bank guarantee on August 10, 2011 to AKBN. The bank guarantee was issued as a Letter of Credit in the name of AKBN.

Under the terms of the Letter of Credit, AKBN can submit a demand accompanied by a statement stating that the principal is in material breach of its obligations under the underlying contract; a copy of a notice to the Company (dated at least thirty (30) days prior to the date of your demand), informing the Company of a material breach of  its Work Program obligations under the PSC (as defined below), the nature and quantum of the material breach and of its intention to demand payment under the Letter of Credit if the material breach is not remedied within fifteen (15) days; and a signed declaration stating that the Company has failed to remedy the material breach detailed in your notice by the date specified.

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

Consulting Agreement-On May 18, 2010, Sky Petroleum entered into a Consultant Agreement for Business Development in the Republic of Albania (the “Orsett Agreement”) with Orsett Ventures Inc., a British Virgin Islands company (“Orsett”). The Orsett Agreement was amended on September 29, 2010 (“Amendment #1”) and on October 8, 2010 (“Amendment #2”). Under the terms of the Orsett Agreement, Sky Petroleum retained Orsett as an independent consultant to use Orsett's experience, expertise, qualifications and expertise to acquire and negotiate the acquisition of oil and gas properties and projects in the Republic of Albania. The Orsett Agreement terminated under its term on April 30, 2011.

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

The fair market value of the 3 million common shares of approximately $1,170,000, and the fair market value of the 3,863,636 shares issued for Preferred Series B Stock of $7,820,000 have been included in oil and gas investments as of December 31, 2011. The fair value of the preferred stock was determined using quoted market prices along with internally developed models that primarily use, as inputs, observable market-based parameters, and other valuation adjustments made to ensure that financial instruments are recorded at fair value.

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

Total Orsett Agreement costs of $9,840,000 along with other payments related to the investment totaling $365,220 are included in the investment in oil and gas properties totaling $10,205,220 as of December 31, 2011.

The Company's investment in the Albania exploration blocks as of December 31, 2011 was $10,205,220. This investment consisted of acquisition costs related to the PSC totaling $50,000, and $850,000 for fees to consultants for locating and negotiating the Company's investment in the Albania exploration blocks, $265,220 for fees related to evaluations and assessments of the concession area, and $50,000 towards the $100,000 allocation for training and education for the first year exploration period. In addition, 3 million shares of common stock with a fair value of $1,170,000, plus 3,863,636 Preferred Shares Series B with a value of $7,820,000, were issued to Orsett for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties.

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

As of December 31, 2011 and 2010, respectively, the Company's investment in the Mubarek field oil and gas properties was zero.

As the investment in the wells was impaired to zero, the Company did not obtain estimated petroleum reserves as of December 31, 2011 or 2010.

As of December 31, 2011 and 2010, the Company’s investment in oil and gas properties related to the Mubarek wells consisted of:

	2011	2010
Evaluated Properties:
Mubarek K2-ST4 Well	$13,173,901	$13,173,901
Mubarek H2 Well	13,457,501	13,457,501
Accumulated Depletion	(11,163,034)	(11,163,034)
Impairment	(15,468,368)	(15,468,368)
Total	$—	$—

As of December 31, 2011, there were no retirement obligations related to these properties.

Note 4 - Stockholders’ Equity

Preferred Stock

We have authorized 10 million shares of $0.001 par value Series A Preferred Stock. There were no shares of Series A Preferred Stock outstanding as of December 31, 2011 and 2010, respectively.

On October 8, 2010, pursuant to the terms of the Orsett Agreement, dated May 18, 2010, as amended September 29, 2010 and October 3, 2010, by and between the Company and Orsett, the Company filed a Certificate of Designation with the Secretary of State for the State of Nevada to designate 5,000,000 shares of the Company's preferred stock as shares of Series B Preferred Stock (the "Series B Preferred Shares").

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

In connection with the Series B designation and the Consultant Agreement, the Company issued 3,863,636 shares, with a fair value of $7,820,000. These shares were issued to the Consultant for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties in Albania. As of December 31, 2011 and 2010, 3,863,636 shares of Series B Preferred Stock were outstanding.

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

On October 1, and December 1, 2011, the Company granted 100,000 and 250,000 stock options under the Non-U.S. Plan.  The options are exercisable at $.18 and $0.25 per share, respectively, with vesting over the next three years and six months, respectively, and were valued at $17,326 and $36,134, respectively. In addition, the Chief Executive Officer was approved to receive 100,000 common shares valued at $15,000, and a consultant was was approved to receive 15,000 common shares valued at $2,700. The common shares were both valued based on the quoted market price at date the shares were approved by the Board. The share certificates were issued subsequent to December 31, 2011.

For the years ended December 31, 2011 and 2010, the Company recorded $68,029 and $103,787, respectively, of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of stock option awards. No options were exercised during the years ended December 31, 2011 and 2010, therefore, the intrinsic value of options exercised during December 31, 2011 and 2010 is $0. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying stock option. In accordance with ASC Topic No. 718 and No. 505, the fair value of each stock option grant was estimated on the date of the grant, using the Black-Scholes option-pricing model.

The 2011 stock options fair value was determined using the following attributes and assumptions for each separate issuance: share prices ranging from $0.18 to $0.25, risk-free interest rates of approximately 1.55%, expected dividend yields of 0%, expected life of 4 and 4.5 years, and expected volatility of 207% to 218%.  The Company estimates forfeitures based on historical experience. As of December 31, 2011, there was approximately $134,000 of unrecognized compensation expenses related to non-vested stock option agreements.

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

A summary of stock options outstanding as of December 31, 2011, is as follows:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable		Weighted Average Exercise Price
$0.18	750,000	6.46	$0.18	216,667	0.018	$0.18
$0.25	250,000	6.92	$0.25	—		$—
$0.50	300,000	5.11	$0.50	150,000		$0.50
$1.00	400,000	0.88	$1.00	400,000		$1.00
1.29 - $1.88	800,000	3.03	$1.44	800,000		$1.44

The aggregate intrinsic value of exercisable options as of December 31, 2011 is $0.  The aggregate intrinsic value of options outstanding as of December 31, 2011 is $0.

The following is a summary of stock option activity for the year ended December 31, 2011 and 2010:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2009	1,350,000	$1.20
Options cancelled	—	—
Options granted	1,100,000	0.41
Options exercised	—	—
Balance, December 31, 2010	2,450,000	0.85
Options cancelled	(300,000)	(0.85)
Options granted	350,000	0.23
Options exercised	—	—
Balance, December 31, 2011	2,500,000	$0.76	4.35
Exercisable, December 31, 2011	1,566,668	$1.06	3.13

Class A Units and Class A Warrants and Class B Units and Class B Warrants

In October 2011, the Company initiated subscriptions agreements for a non-brokered private placement to raise $1,000,000. Upon receipt of proceeds the Company will issue up to 4,000,000 Class A Units at $0.25 per unit to investors. Each Class A Unit consisted of one share of common stock of the Company, par value $0.001and one Class A Warrant.  Each Class A Warrant is exercisable to acquire one Class B Unit of the Company at an exercise price of $0.35 per Class B Unit until January 20, 2013. Each Class B Unit consists of one share of common stock of the Company, par value $0.001 and one Class B Warrant.  Each Class B Warrant is exercisable to acquire one common share of the Company, par value $0.001 at an exercise price of $0.60 per Class B Warrant Share until January 20, 2014. The Company received $860,000 in proceeds prior to the year ended December 31, 2011 for the offering, and received $140,000 after December, 31, 2011. As of December 31, 2011, the 4,000,000 common shares and 4,000,000 Class A Warrants were not issued. These units and warrants were subsequently issued on February 27, 2012.
In connection with the offering of the Class A Units, the Corporation issued a reservation order reserving Common Shares for issuance as follows:

Warrant Class/ Exercise Price	Number of Shares Common Stock (Reserved)	Aggregate Exercise Price
Class A Warrants (US$0.35)	4,000,000	$1,400,000
Class B Warrants (US$0.60)	4,000,000	$2,400,000
Total	8,000,000

Note 5 - Income Taxes

For the years ended December 31, 2011 and 2010, the Company had net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2011, the Company has accumulated operating losses totaling approximately $38 million. The net operating loss carry forwards will begin to expire in 2018 if not utilized. The Company has recorded net operating losses in each year since its inception through December 31, 2011. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at December 31, 2011 and 2010.

Non-current deferred tax assets were as follows for the date indicated:

	December 31,
	2011	2010
Net operating losses	$11,364,870	$10,751,770
Impairment of investment	350,000	350,000
Less: valuation allowance	(11,714,870)	(11,101,770)
Net non-current deferred tax asset	$—	$—

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

All but approximately $4,400,000 of the $11,364,870 in net operating losses relate to foreign taxing jurisdictions. These net operating losses may never be fully realized.

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

Reconciliation between the income tax benefit determined by applying the applicable Federal statutory income tax rate to the pre-tax loss is as follows for the period indicated:

	Year Ended December 31,
	2011	2010
Tax benefit at statutory income tax rate	$(638,644)	$(553,479)
Stock based compensation	23,810	12,714
Meals and entertainment	1,734	5,735
Change in valuation allowance	613,100	535,030
Tax benefit reported	$—	$—

Note 6 – Commitments and Contingencies

Leases

The Company has two leases on office facilities under operating lease agreements that expire on October 12, 2012 and October 30, 2013. Rent payments due under the lease for the next two years is approximately $73,000 and $30,000 for the years ended December 31, 2012 and 2013. There is one other office lease on a month to month cancellable basis. Total rent expense was $127,230 in 2011, and $78,517 in 2010.

Consulting Service Agreement

On November 21, 2011, Sky entered into a consultant service agreement (the “Agreement”) with ETDDM Corporation (“ETDDM”), effective December 1, 2011 (the “Effective Date”). Pursuant to the Agreement, the Company appointed one of ETDDM's directors, Tobias Gondorf (“Gondorf”), in his capacity as director of ETDDM, as interim Chief Executive Officer (“Interim CEO”).

The term of the Agreement is for a one year period beginning on the Effective Date and continuing on a month to month basis thereafter until terminated; provided however, that the board of directors of the Company has the right to terminate the Agreement following a 90 day probationary period or upon the appointment of a full time CEO. Either party may terminate the Agreement with 30 days written notice.

Pursuant to the terms of the Agreement, the Company will compensate ETDDM for the services of Mr. Gondorf as Interim CEO as follows:

a)	a signing bonus of 100,000 shares of common stock of the Company (the “Bonus Shares”), issuable within ten business days of Mr. Gondorf's appointment as Interim CEO;

b)	a consultant fee of $15,000 per month, payable in accordance with the Company's standard payment practices;

c)
commencing on March 1, 2012, a retention fee of 150,000 shares (the “Retention Shares”) for each three month period of service as the Interim CEO under the Agreement, and payable each June 1, September 1, December 1 and March 1, thereafter during Mr. Gondorf's service as the Interim CEO; and

d)
a grant of 250,000 stock options (the “Stock Options”) under the Company's stock option plan, exercisable to acquire shares of common stock at $0.25 per share, and vesting on the 6 month anniversary of such grant or immediately upon change of control of the Company.

Oil and Gas Properties Commitments and Contingencies

Mubarek Field Operations:

On December 31, 2009, Sastaro received written notice from Buttes that Buttes had unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Buttes notified Sastaro that the Concession Agreement, dated December 29, 1969, between the His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated. Buttes stated that it handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009.

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

The Mubarek Field wells H2 and K2-ST4 continue to produce commercial amounts of oil, and the Company believes that there is significant residual value in H2 and K2-ST4. Consequently, the Company considers the Participation Agreement valid and in good standing.  Management is exercising its rights under the Participation Agreement and intends to protect our interest and our investment in the Mubarek Field.

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

Minimum Work Program	Minimum Expenditure in USD
G&G Evaluation	$150,000
Exploration Wells or 1 Exploration Well and 100km Seismic Acquisition 1 (Either (a) drill one well in blocks 4 & 5 and another well in Dumre block or (b) drill one well in blocks 4 & 5 and acquire 100km seismic in Dumre block. The well(s) shall be drilled to a minimum vertical depth of 2,000 meters or until it reaches the Carbonates of the Eocene or Cretaceous, whichever first occurs.)	2,500,000
Total Commitment	$2,650,000

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

In addition, to the work program undertakings, Sky Petroleum has also agreed to the following:

Education and Training Program:  Sky Petroleum has agreed to allocate $100,000 for training and education during each year of the Exploration period. Sky paid $50,000 of the amount during the year ended December 31, 2011.

Bonus Payment Obligations:  Sky Petroleum paid to AKBN a signing bonus of $50,000 during the year ended December 31, 2011.

Production Bonuses:

•	$150,000 on start-up of production from the Contract Area

•	$250,000 when average daily crude oil production over any consecutive ninety-day period reaches fifteen thousand (15,000) Barrels of oil per day

•	$500,000 when average daily crude oil production over any consecutive ninety-day period reaches thirty thousand (30,000) Barrels of oil per day.

Bank Guarantee:

On December 17, 2010, a copy of the document evidencing final approval of the Council of Ministers of the Republic of Albania was published in the Fletoren Zyrtare. The PSC became effective 10 working days after publication of the document on January 3, 2011.  Under the terms of the PSC, Sky Petroleum agreed to provide a bank guarantee within 90 days of the effective date of the PSC in an amount to guarantee expenditures during the first exploration period totaling$1,500,000.  Since the ratification, there have been numerous changes in personnel and officials at AKBN that have caused delays in completing our undertakings and satisfying our obligations under the PSC in a timely manner.  Notwithstanding the above, Sky Petroleum delivered the bank guarantee on August 10, 2011 to AKBN. The bank guarantee was issued as a Letter of Credit in the name of AKBN.

Under the terms of the Letter of Credit, AKBN can submit a demand accompanied by a statement stating that the principal is in material breach of its obligations under the underlying contract; a copy of a notice to the Company (dated at least thirty (30) days prior to the date of your demand), informing the Company of a material breach of  its Work Program obligations under the PSC (as defined below), the nature and quantum of the material breach and of its intention to demand payment under the Letter of Credit if the material breach is not remedied within fifteen (15) days; and a signed declaration stating that the Company has failed to remedy the material breach detailed in your notice by the date specified.

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

Consulting Agreement

On May 18, 2010, Sky Petroleum entered into a Consultant Agreement for Business Development in the Republic of Albania (the

“Orsett Agreement”) with Orsett Ventures Inc., a British Virgin Islands company (“Orsett”). The Orsett Agreement was amended on September 29, 2010 (“Amendment #1”) and on October 8, 2010 (“Amendment #2”). Under the terms of the Orsett Agreement, Sky Petroleum retained Orsett as an independent consultant to use Orsett's experience, expertise, qualifications and expertise to acquire and negotiate the acquisition of oil and gas properties and projects in the Republic of Albania. The Orsett Agreement terminated under its term on April 30, 2011.

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

The fair market value of the 3 million common shares of approximately $1,170,000, and the fair market value of the 3,863,636 shares issued for Preferred Series B Stock of $7,820,000 have been included in oil and gas investments as of December 31, 2011. The fair value of the preferred stock was determined using quoted market prices along with internally developed models that primarily use, as inputs, observable market-based parameters, and other valuation adjustments made to ensure that financial instruments are recorded at fair value.

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

Total Orsett Agreement costs of $9,840,000 along with other payments related to the investment totaling $365,220 are included in the investment in oil and gas properties totaling $10,205,220 as of December 31, 2011.

Notice of Arbitration

As reported in Sky Petroleum's Form 10-Q for the quarter ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011, AKBN delivered an untranslated letter to Sky Petroleum on November 4, 2011.  Sky Petroleum received an English translation on November 9, 2011.  The AKBN letter alleged material breach of the PSC and providing notice of termination pursuant to Section 24.2(a) of the PSC.  AKBN alleges breaches for failures to commence its initial work program, deliver a bank guarantee, open an office in Albania and establish an Exploration Advisory Committee.  Sky Petroleum responded to AKBN on November 10, 2011, and provided AKBN notice of its intent to institute an arbitration proceeding under the terms of the PSC against AKBN for breach of the PSC.

On November 18, 2011, Sky Petroleum's legal counsel delivered to the National Agency of Natural Resources of Albania notice that the alleged termination of the PSC was made in breach of the PSC and that Sky Petroleum intended to institute an arbitration proceeding in accordance with Article XXI of the PSC.

On December 23, 2011, Sky Petroleum delivered Notice of Arbitration under the Arbitration Rules of the United Nations Commission on Internal Trade Law to National Agency of Natural Resources and to the Ministry of Economy, Trade and Energy of Albania to institute an arbitration proceeding against the Ministry of Economy, Trade and Energy of Albania, acting by and through AKBN, for breach of the PSC in accordance with Article XXI of the PSC.  The arbitration proceeding arises out of the alleged termination of the PSC in breach of the expressed termination provisions in Article 24 of the PSC.

Article XXI of the PSC provides that any dispute, controversy, claim or difference of opinion, arising out of or relating to the PSC or the breach, termination or validity of the PSC shall be finally and conclusively settled by arbitration in accordance with the UNCITRAL Arbitration Rules.  The appointing authority for the arbitrators shall be the President of the Court of International Arbitration of the International Chamber of Commerce in Paris, France (the “Appointing Authority”).  The arbitration shall take place in Zurich (Switzerland).

The dispute will be arbitrated before a panel of three arbitrators.  Sky Petroleum and AKBN has appointed an arbitrator.  The appointed arbitrators appointed a third arbitrator.

Sky Petroleum is not in breach of any of its obligations under the PSC.  Management believes that the allegations of AKBN are without merit.

Sky Petroleum is seeking the following relief:

•	an order that the PSC has not been validly terminated and that it remains in full force and effect; an

•	monetary damages that include, but are not limited to, the lost revenue due to Sky Petroleum under the terms of the PSC, estimated to be in excess of $1 billion.

On January 10, 2012, Sky Petroleum filed a complaint (Case No.:  A-12-CA-023-SS) with the United States District Court, Western District of Texas, Austin Division (the “Court”) for declaratory and injunctive relief against the Ministry of Economy, Trade, and Energy of Albania, acting by and through AKBN (collectively, the “Defendants”).  The action for declaratory and injunctive relief under the Foreign Sovereign Immunities Act and the Albania-America Bilateral Investment Treaty sought to compel arbitration of the dispute between Sky Petroleum and the Defendants (collectively, the “Parties”) under the PSC and to preserve the status quo ante between the Parties pending completion of arbitration under the United Nations Commission on International Trade Law.

On January 19, 2012, Sky Petroleum, through legal counsel and a corporate representative, appeared before the Court to argue the merits of Sky Petroleum's Motion for Preliminary Injunction and on January 20, 2012, the Court delivered an Order and Preliminary Injunction (i) granting Sky Petroleum's preliminary injunction to maintain the status quo between the Parties pending arbitration, (ii) enjoining the Defendants and all persons acting in concert with them from awarding, transferring, or otherwise disposing of any rights to explore, develop and/or produce petroleum on the Contract Area until a final arbitration award is issued, (iii) ordering the Defendants to remove from their website or other publicly available documents all references to the Contract Area being “free” or otherwise available for new contractors until a final arbitration award is issued, and (iv) ordering the Parties to arbitrate their dispute with the United Nations Commission on International Trade Law according to the terms of the PSC.  Additionally, the Court ordered that Sky Petroleum only be required to post a surety bond of $50,000 in lieu of the $500,000 surety bond that the Court had previously requested.

On February 28, 2012, Sky Petroleum petitioned the Albanian Court to seek to enforce the Order and Preliminary Injunction granted by the United States District Court, Western District of Texas, Austin Division. Sky Petroleum awaits the written decision of the Albanian Court.

Accordingly, Sky Petroleum intends to continue to vigorously pursue its rights and remedies against the Defendants under the mandatory arbitration provision in Article 21 of the PSC.

Note 7 - Supplemental Financial Information for Oil and Gas Producing Activities (unaudited)

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

The were no producing wells as of December 31, 2011 or 2010, related to the Blocks Four, Five and Dumre in Albania.

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

As a result of these events the investment in the wells was impaired to zero, and therefore, the Company did not obtain estimated petroleum reserves as of December 31, 2011 or 2010.

Capitalized Costs Relating to Oil and Gas Producing Activities:

	2011	2010
Evaluated Properties:
Mubarek K2-ST4 Well	$13,173,901	$13,173,901
Mubarek H2 Well	13,457,501	13,457,501
Accumulated Depletion	(11,163,034)	(11,163,034)
Impairment	(15,468,368)	(15,468,368)
Total	$—	$—

Costs Incurred in Oil and Gas Producing Activities:

For the Years Ended December 31:	2011	2010
Acquisition of proved properties	$—	$—
Acquisition of unproved properties-Albania project	—	10,115,220
Development costs	—	—
Exploration costs	90,000	—
Total Costs Incurred	$90,000	$10,115,220

Results of Operations from Oil and Gas Producing Activities:

	Year Ended December 31,
	2011	2010
Oil and gas revenues-Mubarek Field	$—	$85,570
Production costs-Mubarek Field	—	(33,806)
Exploration expenses	—	—
Depletion and depreciation	—	—
Impairment	—	—
Results of oil and gas producing operations before income taxes	—	51,764
Provision for income taxes	—	—
Results of Oil and Gas Producing Operations	$—	51,764

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

There were no proved undeveloped or proved developed reserves as of December 31, 2011.

As of December 31, 2011, pursuant to the Participation Agreement, the Company is not liable for estimated well abandonment costs or net of salvage for the Mubarek field. Therefore, no abandonment costs are considered as part of the calculation of the full cost pool at December 31, 2011.

Price and cost revisions are primarily the net result of changes in year-end prices, based on beginning of year reserve estimates. Quantity estimate revisions are primarily the result of the extended economic life of proved reserves and proved undeveloped reserve additions attributable to increased development activity. The standardized measure of the Company’s proved crude oil and natural gas reserves at December 31, 2011 and 2010 is not provided as the wells were impaired to zero

No income taxes have been provided above as future net cash flows are expected to be less than the Company’s tax basis in the properties.

Changes in the Standardized Measure

There were no changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2011 and 2010.

Note 8 - Subsequent Events

On January 19, 2012, the Company closed a non-brokered private placement and issued 4,000,000 Class A Units at $0.25 per unit to investors to raise an aggregate of $1,000,000.  In aggregate, the Company issued 4,000,000 Common Shares and 4,000,000 Class A Warrants.

The Class A Warrants are exercisable, in whole or in part, to acquire up to 4,000,000 Class B Units at US$0.35 per Class B Unit until January 20, 2013.  Each Class B Unit consists of one Common Share and one Class B Warrant.  Each Class B Warrant is exercisable to acquire one Common Share at an exercise price of US$0.60 per Class B Warrant Share until January 20, 2014.

The Class A Units were issued in an off-shore transaction pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “U.S. Securities Act”), in reliance upon Rule 903 of Regulation S under the U.S. Securities Act.  Neither investor was a U.S. person as defined in Rule 902(k) of Regulation S.

In connection with the closing of the Class A Unit Offering, the Corporation issued a reservation order reserving Common Shares for issuance as follows:

Warrant Class/ Exercise Price	Number of Shares Common Stock (Reserved)	Aggregate Exercise Price
Class A Warrants (US$0.35)	4,000,000	$1,400,000
Class B Warrants (US$0.60)	4,000,000	$2,400,000
Total	8,000,000

As of February 27, 2012, 4,000,000 common shares and 4,000,000 Class A Warrants had been issued by the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practice or financial statement disclosures.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of December 31, 2011 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act.  Section 404(c) of the Sarbanes-Oxley Act exempts issuers that are neither accelerated filers nor large accelerated filers from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.  Accordingly the Company, as a smaller reporting company, is only required to provide management's report on internal control over financial reporting in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company’s Board of Directors consists currently of four directors. Directors are elected for one-year terms and serve until their successors are elected and qualified. All of the executive officers of the Company are contractors of the Company. Executive officers of the Company are appointed for a one-year term and serve until their respective successors have been selected and qualified; provided, however, such officers are subject to removal at any time by the affirmative vote of a majority of the Board of Directors. The ages of the directors, executive officers and key employees are shown as of December 31, 2011.

Name	Position	Director/Officer Since	Age
Tobias Gondorf (1)	Interim Chief Executive Officer	December 1, 2011	41
Michael D. Noonan(2)	Interim Chief Financial Officer, Vice President, Corporate, Secretary and Director	August 25, 2005	53
Shafiq Ur Rahman	Manager of Finance and Administration	May 29, 2006	60
Karim Jobanputra(5)	Director	November 2, 2005	48
Robert Curt(3)	Director	July 31, 2009	61
Oliver J Whittle(4)	Director	October 1, 2010	65

(1)	Mr. Gondorf was appointed Interim Chief Executive Officer on December 1, 2011.

(2)	Mr. Noonan was appointed as director on November 16, 2005. Mr. Noonan was appointed Secretary effective May 30, 2006. Mr. Noonan was appointed Interim Chief Financial Officer on August 11, 2008.

(3)	Mr. Curt was appointed as director on July 31, 2009 pursuant to its powers under the Company’s bylaws to fill vacant seats on the Board.

(4)	Mr. Whittle was appointed as director on October 1, 2010, pursuant to its powers under the Company’s bylaws to fill vacant seats on the Board.

(5)	Mr. Jobanputra was appointed Interim Chief Executive Officer on September 12, 2007 until his resignation on December 1, 2011. He continues to serve as a director.

On August 7, 2011, Jabor Bin Yousef Bin Jassim Al Thani resigned as a member of the Board of Directors of Sky Petroleum. Jabor was a member of the Board of Directors, appointed on October 6, 2010. Jabor stated in his resignation letter that he was resigning because he disagreed with the conduct of three directors, who comprise a majority of the Board of Directors, which was noted in the Company's Current Report on Form 8-K filed on August 11, 2011.

The following is a description of the principal occupations and other employment during the past five years and their directorships in certain companies of the directors of the Company. This information is as reported by the respective directors and executive officers.

Mr. Gondorf - Interim Chief Executive Officer. Mr Gondorf has more than 16 years of principal investing and management experience including, most recently, as a director and partner with Fortes Capital/ETDDM Corporation, which works with a small number of private and institutional investors on proprietary private equity and special situations investment opportunities. Mr. Gondorf's prior experience includes work as Senior Principal at Clayton, Dubilier & Rice (“CD&R”), a leading international private equity firm., where he helped establish the firm's European office and presence, and where he served as member of the investment teams on various significant investments (buyouts) investing over $2.2 billion in equity capital for CD&R's funds (e.g. VWR, Culligan, Rexel, Hertz, Brake Brothers and Covansys). At CD&R he also spent significant time working with the management teams of various portfolio companies on operational, strategic and financial matters.

Mr. Gondorf began his career with GE Capital in business development in Europe and North America, where he was involved in numerous acquisitions and investments for various GE Capital businesses in Europe, North America and Asia. During his time at GE he was invited to and successfully completed various senior management development courses (e.g. MDC, Green Belt in Quality Management).

Mr. Gondorf is a German national and holds degrees from the WHU Otto Beisheim School of Management in Germany, Keio Graduate Business School in Japan and ESSEC in France.

Michael D. Noonan - Interim Chief Financial Officer, Vice President, Corporate Secretary and Director. Michael D. Noonan has been the Company’s Vice President, Corporate since August 25, 2005 and was appointed interim Chief Financial Officer on August 11, 2008, and was appointed as Corporate Secretary on April 19, 2006. Mr. Noonan has more than 20 years of corporate finance, corporate governance and investor relations experience. Prior to joining the Company, Mr. Noonan worked for Forgent Networks from May 2002 to February 2006, where he most recently served as the Senior Director of Investor Relations.  Prior to working at Forgent, Mr. Noonan was employed for two years from March 2000 to March 2002, by Pierpont Communications, an investor and public relations firm, where he was a Senior Vice President. Mr. Noonan has also served as director of investor relations and corporate communications at Integrated Electrical Services, an electrical services company, and manager of investor relations and public affairs for Sterling Chemicals, a manufacturer of commodity chemicals. He received a Bachelor of Business Administration degree in Business Administration and Economics from Simon Fraser University in British Columbia, Canada; a Master of Business Administration degree from Athabasca University in Alberta, Canada; and an Executive Juris Doctorate from

Concord School of Law in Los Angeles, California.

Shafiq Ur Rahman - Manager of Finance and Administration. Shafiq  Rahman has more than 30 years experience in the oil and gas industry. Prior to joining the Company he served as Chief Accountant and Director of Finance and Administration for several companies, including in the past, Huston Oil and Minerals, Tenneco Oil, Lundin Oil (formerly International Petroleum Inc.), Arabex Petroleum, and Coplex Resources. From 1993-2003 Mr. Rahman worked as Chief Accountant to Resource Petrochemical Consultants. From October 2003- December 2005, Mr. Rahman was employed by Tanganyika Oil Company as Chief Accountant for its subsidiary Dublin International Petroleum (Syria). Mr. Rahman took an extended vacation prior to joining us on a part-time basis in February and full-time beginning in May of 2006. Mr. Rahman’s global experience includes working in various countries in the Middle East, North and West Africa, and Asia. Mr. Rahman has a Bachelor in Commerce degree from Karachi University.

Karim Jobanputra - Director. Karim Jobanputra is an entrepreneur and owns companies that do business mostly in the Middle East and Europe. Mr. Jobanputra has experience in the areas of corporate finance and international business development.  Mr. Jobanputra is an entrepreneur and dedicates less than 100% of his business efforts to the business of Sky.  Mr. Jobanputra has other business interests, some of which may be in the oil and gas industry, and serves on the board of directors and as an officer for private companies.  Mr. Jobanputra also works as a self-employed consultant based in the United Kingdom and has provided consulting services to companies in the areas of corporate finance and business development in the Asian and Middle East markets, including Indonesia, Qatar, Saudi Arabia, India and China.

Robert Curt – Director. Robert P. Curt,, is a Director and has over thirty years of experience, primarily as an executive in marine transportation and supply related functions. He is currently a Director, Projects at Mallory, Jones, Lynch, Flynn and Assoc., an independent consultant to the marine industry. Mr. Curt retired from ExxonMobil in 2007 after assignments in a variety of positions up to and including General Manager Marine Transportation for ExxonMobil Refining & Supply Company and Managing Director, Qatar Gas Transport Company. He is also a Trustee of the US Merchant Marine Academy and a member of the American Bureau of Shipping’s Advisory Council and Nominating Committee and serves on the boards of two publicly traded shipping and ship building companies. Mr. Curt is a 1972 graduate of the U.S. Merchant Marine Academy and holds an MBA in Finance from Iona College.

Oliver J. Whittle – Director. Oliver Whittle has over forty years of international banking experience, and was formerly the Chief Executive Officer of Raiffeisen Bank Albania, the largest bank in the country.  Raiffeisen Bank Albania has an asset base of approximately € 2 billion with a network of more than one hundred branches throughout the country. Mr. Whittle’s background includes over thirty years of service with Barclays Bank plc in a variety of senior positions including many aspects of its international operations.  Additionally, Mr. Whittle has had senior postings with several Eastern European financial institutions prior to his current assignment with Raiffeisen. Mr. Whittle is a graduate of London Guildhall University with a BA (Hons) in Financial Services, and has memberships with the Associate Chartered Institute of Bankers (ACIB) and the Chartered Institute of Personnel and Development (MIPD).

Relationships between Directors and Officers

None of our executive officers or directors or key employees are related by blood, marriage or adoption to any other director or executive officer.

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

Corporate Governance

The Company’s Board of Directors is responsible for the Company’s Corporate Governance policies and has separately designated standing Compensation, Nominating, and Audit Committees. During 2011, the full Board handled the responsibilities of the designated committees until such time as qualified independent directors could be nominated and appointed to the Board and assigned to the committees. The Company’s Board determines independence based on the criteria for independence and un-relatedness prescribed by the Sarbanes-Oxley Act of 2002, and section 803A of the NYSE Amex Company Guide.

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

During 2011 the Compensation Committee had no members.  Accordingly, the members of the Company’s Board of Directors, as a whole, performed the functions and responsibilities of the Compensation Committee.

Nominating Committee

Nominees for the election to the Board of Directors are recommended by the Nominating Committee. The Company has adopted a formal written Board resolution addressing the nomination process and such related matters as may be required under federal securities laws. During 2011, the Corporate Governance and Nominating Committee had no members.  Accordingly, the members of the Company’s Board of Directors, as a whole, performed the functions and responsibilities of the Nominating Committee.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee

The Company’s Audit Committee Charter designated an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

During 2011, the Company’s Audit Committee had no members.  Accordingly, the members of the Company’s Board of Directors, as a whole, performed the functions and responsibilities of the Audit Committee.

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

Our Code of Ethics is available at our website at www.skypetroleum.com. We intend to disclose any waiver from a provision of our code of ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our code of ethics on our website. No waivers were granted from the requirements of our Code of Ethics during the year ended December 31, 2011, or during the subsequent period from January 1, 2012, through the date of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock (“10% stockholders”), to file reports of ownership and changes in ownership with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely upon our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all of these filing requirements were satisfied by our officers, directors, and 10% stockholders in fiscal 2011.

ITEM 11. EXECUTIVE COMPENSATION

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other executives for the fiscal year ended December 31, 2011 is as follows:

Name and	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	Nonqualified Deferred	All other	Total
Principal Position						Compensation	Compensation Earnings	Comp.
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Noonan Corporate Secretary, Vice President Corporate, and Director(1)	2011 2010	152,400 151,200	7,500						152,400 158,700
Tobias Gondorf Interim Chief Executive Officer	2011	15,000							66,134
Karim Jobanputra Chairman and Director(2)	2011 2010	266,400 285,200	7,500						266,400 292,700
Shafiq Ur Rahman Manager of Finance and Administration	2011 2010	107,884 107,846	7,500						107,884 115,346

(1)	Includes $120,000 paid in consulting fees for services as VP Corporate, Corporate Secretary, $30,000 in director fees, and $2,400 in board of directors meeting allowance per meeting

(2)
Mr. Jobanputra received $19,500 per month in compensation for his services as Chief Executive Officer for eleven months in 2011and twelve months in 2010. Includes $30,000 in director fees and $2,400 in board of director meeting allowance per meeting

Executive Compensation Agreements and Summary of Executive Compensation

Report of the Board of Directors on Executive Compensation

During the year ended December 31, 2011, our Board of Directors was responsible for establishing compensation policy and administering the compensation programs of our executive officers.

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

Appointment and Resignation of Karim Jobanputra - Interim Chief Executive Officer

Mr. Karim Jobanputra was appointed as our Chief Executive Officer on September 5, 2007. On November 22, 2011 Karim

Jobanputra submitted his resignation as CEO of the Company, effective December 1, 2011. Mr. Jobanputra's resignation was not the result of any disputes, claims or issues with the Company. Mr. Jobanputra will continue serving the Company as Chairman of the Board of Directors. Mr. Jobanputra will work with his successor, Tobias Gondorf, to facilitate an orderly transition of his responsibilities.

Appointment of Tobias Gondorf as Interim Chief Executive Officer

Tobias Gondorf was appointed Interim CEO of the Company effective December 1, 2011. On November 21, 2011, Sky entered into a consultant service agreement (the “Agreement”) with ETDDM Corporation (“ETDDM”), effective December 1, 2011 (the “Effective Date”). Pursuant to the Agreement, the Company appointed one of ETDDM's directors, Tobias Gondorf, in his capacity as director of ETDDM, as interim Chief Executive Officer of the Company (“Interim CEO”).

The term of the Agreement is for a one year period beginning on the Effective Date and continuing on a month to month basis thereafter until terminated; provided however, that the board of directors of the Company has the right to terminate the Agreement following a 90 day probationary period or upon the appointment of a full time CEO. Either party may terminate the Agreement with 30 days written notice.

Pursuant to the terms of the Agreement, the Company will compensate ETDDM for the services of Mr. Gondorf as Interim CEO as follows:

a) a signing bonus of 100,000 shares of common stock of the Company (the “Bonus Shares”), issuable within ten business days of Mr. Gondorf's appointment as Interim CEO;
b) a consultant fee of $15,000 per month, payable in accordance with the Company's standard payment practices;
c) commencing on March 1, 2012, a retention fee of 150,000 shares (the “Retention Shares”) for each three month period of service as the Interim CEO under the Agreement, and payable each June 1, September 1, December 1 and March 1, thereafter during Mr. Gondorf's service as the Interim CEO; and
d) a grant of 250,000 stock options (the “Stock Options”) under the Company's stock option plan, exercisable to acquire shares of common stock at $0.25 per share, and vesting on the 6 month anniversary of such grant or immediately upon change of control of the Company.

Consulting Agreement with Michael Noonan - Interim Chief Financial Officer and Corporate Secretary

In connection with the appointment of Mr. Michael Noonan as our Vice President Corporate on August 25, 2005, we entered into an Independent Contractor Services Agreement, subsequently amended, and a Confidentiality Agreement for the services of Mr. Noonan as our Vice President, Corporate.  We entered into a new Independent Contractor Services Agreement, as amended for the services of Mr. Noonan as our Vice President Corporate effective February 1, 2009.  Under these agreements, Mr. Noonan serves as our Vice President Corporate at a consulting fee of $10,000 per month until the Independent Contractor Services Agreement is terminated by either party. Under the terms of the Confidentiality Agreement, Mr. Noonan is prohibited from disclosing certain confidential information with respect to Sky Petroleum for a period of five years following the termination of the Independent Contractor Services Agreement.

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

Appointment of Shafiq Ur Rahman - Manager of Finance and Administration

Mr. Rahman was appointed Manager of Finances and Administration and the Principal Financial and Accounting Officer to the Company, effective May 29, 2006. Mr. Rahman currently works as a consultant for the Company at a fixed rate of $6,000 per month and an educational stipend of approximately $8,962 per quarter. We have no written agreement with Mr. Rahman in connection with this consulting arrangement.

Equity Awards

The following table sets forth certain information concerning our outstanding options for our named executive officers and directors at December 31, 2011. Under our U.S. and non-U.S. Employee Stock Option Plans there is 1/3 vesting on the first anniversary of the grant and 1/3 vested each anniversary thereafter with terms between 7 and 10 years.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(1) (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Noonan	600,000			1.29	9/28/2015
	200,000			1.88	11/16/2012
	50,000	100,000		0.18	6/28/2020
Tobias Gondorf		250,000		0.25	12/1/2018
Shafiq Ur Rahman	50,000	100,000		0.18	6/28/2017
Karim Jobanputra	200,000			1.00	11/15/2012
	100,000	200,000		0.18	6/28/2017
Robert Curt	100,000	50,000		0.50	8/17/2016
	16,667	33,333		0.18	6/28/2020
Oliver J Whittle	50,000	100,000		0.50	8/17/2017

Director Compensation Agreements and Summary of Director Compensation Policies

Board Compensation

On January 11, 2006, our Board of Directors approved a compensation plan, effective November 16, 2005, pursuant to which each director would receive the following compensation:

•	annual director fees of $30,000 per year, payable quarterly in arrears;

•
director compensation options consisting of between 150,000 and 300,000 options exercisable to acquire shares of common stock between $0.25 and $1.00 per share for non-U.S. directors and at fair market value on the date of grant for U.S. directors;

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of March

29, 2012, by each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock; our named executive officers; our directors; and all of our executive officers and directors as a group.

Name of Stockholder	Address	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Officers:
Michael Noonan, Interim Chief Financial Officer, Vice President, Corporate, Director	401 Congress Avenue Suite 1540 Austin, Texas USA 78701	314,687	0.01%
Karim Jobanputra, Chairman, Director	P.O. Box 82 Doha, State of Qatar	12,140,200	19.62%
Robert P. Curt Director	401 Congress Avenue Suite 1540 Austin, Texas USA 78701	—	**
Oliver Whittle Director	401 Congress Avenue Suite 1540 Austin, Texas USA 78701	25,000	**
Tobias Gondorf Interim Chief Executive Officer	401 Congress Avenue Suite 1540 Austin, Texas USA 78701	100,000	**
All Officers & Directors as a Group		12,579,887	20.03%
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2011, except for the transactions described below, none of our directors, named executive officers or more-than-five-percent shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction, or in any proposed transactions which has materially affected or will materially affect us.

Consulting Arrangement with Karim Jobanputra

On September 5, 2007 we appointed Mr. Karim Jobanputra as our Chief Executive Officer. During February of 2009 we entered into a consulting arrangement at a fee of $19,500 per month for the services of Mr. Jobanputra as our Chief Executive Officer. Effective December 1, 2011 Mr. Jobanputra resigned as Interim Chief Executive Officer and continues as the Chairman and Director.

Consulting Arrangement with Tobias Gondorf

Tobias Gondorf was appointed Interim CEO of the Company effective December 1, 2011. On November 21, 2011, Sky entered into a consultant service agreement (the “Agreement”) with ETDDM Corporation (“ETDDM”), effective December 1, 2011 (the “Effective Date”). Pursuant to the Agreement, the Company appointed one of ETDDM's directors, Tobias Gondorf in his capacity as director of ETDDM, as interim Chief Executive Officer (“Interim CEO”).

The term of the Agreement is for a one year period beginning on the Effective Date and continuing on a month to month basis thereafter until terminated; provided however, that the board of directors of the Company has the right to terminate the Agreement following a 90 day probationary period or upon the appointment of a full time CEO. Either party may terminate the Agreement with 30 days written notice.

Pursuant to the terms of the Agreement, the Company will compensate ETDDM for the services of Mr. Gondorf as Interim CEO as follows:

a) a signing bonus of 100,000 shares of common stock of the Company (the “Bonus Shares”), issuable within ten business days of Mr. Gondorf's appointment as Interim CEO;
b) a consultant fee of $15,000 per month, payable in accordance with the Company's standard payment practices;
c) commencing on March 1, 2012, a retention fee of 150,000 shares (the “Retention Shares”) for each three month period of service as the Interim CEO under the Agreement, and payable each June 1, September 1, December 1 and March 1, thereafter during Mr. Gondorf's service as the Interim CEO; and
d) a grant of 250,000 stock options (the “Stock Options”) under the Company's stock option plan, exercisable to acquire shares of common stock at $0.25 per share, and vesting on the 6 month anniversary of such grant or immediately upon change of control of the Company.

Consulting Agreement with Michael Noonan

In connection with the appointment of Mr. Michael Noonan as our Vice President Corporate on August 25, 2005, we entered into an Independent Contractor Services Agreement and a Confidentiality Agreement for the services of Mr. Noonan as our Vice President Corporate.  Under the terms of the Confidentiality Agreement, Mr. Noonan is prohibited from disclosing certain confidential information with respect to Sky Petroleum for a period of five years following the termination of the Independent Contractor Services Agreement.  We entered into addendum's to the Independent Contractor Services Agreement to extend the term of the Agreement though July 31, 2007, 2008, and 2009.  We entered into a new Independent Contractor Services Agreement with amendments for the services of Mr. Noonan as our Vice President Corporate effective February 1, 2009.  Under these agreements, we anticipate that Mr. Noonan will serve as our Vice President Corporate at a consulting fee of $10,000 per month and continues thereafter until terminated by either party.

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

Director Independence

As of December 31, 2011, we had four directors, two of which are considered independent directors:

•	Karim Jobanputra

•	Michael D. Noonan

•	Robert P. Curt (Independent)

•	Oliver J. Whittle (Independent)

An “independent” director is a director whom the Board of Directors has determined satisfies the requirements for independence section 803A of the NYSE Amex Company Guide.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s independent registered public accounting firm for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for 2011 and 2010 and reviews of the consolidated financial statements included in the Company’s Forms 10-K and 10-Q for 2011 and 2010 were approximately $71,000 and $69,000, respectively.

Audit-Related Fees

The aggregate fees billed by the Company’s independent registered public accounting firm for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above for 2011 and 2011 were $0.

Tax Fees

The aggregate fees billed by the Company’s independent registered public accounting firm for professional services for tax compliance, tax advice, and tax planning for 2011 and 2010 were approximately $9,000 and $34,000, respectively.

All Other Fees

The aggregate fees billed by the Company’s independent registered public accounting firm for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for 2011 and 2010 were $0.

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

10.13	Subscription Agreement for Class A Units, previously filed with the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission January 28, 2012.
10.14	Class A Warrants, previously filed with the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission January 28, 2012.

10.15
Consultant Service Agreement (“Agreement”) is made and entered into by and between Sky Petroleum, Inc., a Nevada corporation (“Company”), and ETDDM Corporation, a Seychelles International Business Company (IBC) incorporated in the Republic of Seychelles (“Consultant”), effective the 1st of December, 2011 (the “Effective Date”, previously filed with the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 28, 2011.

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

SKY PETROLEUM, INC.

March 30, 2012	By:	/s/ TOBIAS GONDORF Tobias Gondorf Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/	TOBIAS GONDORF	Interim Chief Executive Officer	March 30, 2012
	Tobias Gondorf	(Principal Executive Officer)

/s/	MICHAEL D. NOONAN	Chief Financial Officer and Director	March 30, 2012
	Michael D. Noonan	(Principal Financial Officer and
Principal Accounting Officer)

/s/	KARIM JOBANPUTRA	Chairman and Director	March 30, 2012
Karim Jobanputra

/s/	ROBERT CURT	Director	March 30, 2012
Robert Curt

/s/	OLIVER WHITTLE	Director	March 30, 2012
Oliver Whittle