Form 10-Q
period 2012-03-31
SKY PETROLEUM, INC.
filed 2012-05-15
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Number of Shares outstanding at May 15, 2012: 65,868,709

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NOTE: These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011, the unaudited Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, and unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011.

Sky Petroleum, Inc.
Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$301,716	$605,784
Restricted cash	1,500,000	1,500,000
Other current assets	109,213	53,243
Total Current Assets	1,910,929	2,159,027
Investment in oil and gas properties, net	10,205,220	10,205,220
Fixed assets, net	25,815	28,444
Deposits and other assets	14,769	14,768
Total Assets	$12,156,733	$12,407,459
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$663,333	$419,095
Total Current Liabilities	663,333	419,095
Commitments and contingencies
Stockholders’ equity:
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Series B Preferred stock, no par value, 5,000,000 shares authorized, 3,863,636 issued and outstanding	7,820,000	7,820,000
Common stock, $0.001 par value, 150,000,000 shares authorized, 65,868,709 and 61,868,709 shares issued and outstanding, respectively	65,869	61,869
Additional paid-in capital	42,717,337	42,547,487
Accumulated deficit	(39,109,806)	(38,440,992)
Total Stockholders’ Equity	11,493,400	11,988,364
Total Liabilities and Stockholders’ Equity	$12,156,733	$12,407,459

The accompanying Notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Oil revenues	$—	$—
Expenses:
Depreciation	2,629	671
Legal and accounting	373,118	134,827
Travel	29,040	114,715
Consulting services	118,480	135,962
Other general and administrative	151,241	181,785
Total expenses	674,508	567,960
Net operating loss	(674,508)	(567,960)
Interest income	5,694	320
Net loss	$(668,814)	$(567,640)

Net loss per share - basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding - basic and diluted	65,794,863	61,868,709

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net loss	$(668,814)	$(567,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,629	671
Share based compensation	33,850	34,603
Changes in operating assets and liabilities:
Other current assets	(55,971)	39,031
Accounts payable and accrued liabilities	244,238	60,302
Net cash used in operating activities	(444,068)	(433,033)
Cash flows from investing activities:
Purchases of fixed assets	—	(7,053)
Net cash used in investing activities	—	(7,053)
Cash flows from financing activities:
Proceeds from private placement	140,000	—
Net cash provided by financing activities	140,000	—
Net decrease in cash and cash equivalents	(304,068)	(440,086)
Cash and cash equivalents at the beginning of period	605,784	2,911,464
Cash and cash equivalents at the end of period	$301,716	$2,471,378

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Notes to Consolidated Financial Statements

As used herein, the terms, “Sky Petroleum,” “Sky,” “the Company,” “we,” “us,” and “our” refer to Sky Petroleum, Inc. and related subsidiaries.

Note 1 - Organization and Basis of Presentation

The Company was organized on August 22, 2002 under the laws of the State of Nevada, as The Flower Valet. On December 20, 2004, the Company amended its articles of incorporation to change its name to Seaside Explorations, Inc. Subsequently, on March 28, 2005 the Company changed its name to Sky Petroleum, Inc ("Sky", "Sky Petroleum", or "the Company"). The Company has three wholly-owned subsidiaries, two incorporated in Cyprus: Sastaro Limited (“Sastaro”) and Bekata Limited (Bekata”) which owns 100% of Sastaro, of which the companies relate to our Mubarek field operations, and a third Sky Petroleum (Albania) Inc., ("Sky Petroleum Albania") a Cayman Islands corporation and qualified branch in Albania, incorporated for the purposes of holding and operating our interests in the Concession Area (as defined below) in Albania.

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
On December 23, 2011, Sky Petroleum delivered Notice of Arbitration under the Arbitration Rules of the United Nations Commission on Internal Trade Law to National Agency of Natural Resources and to the Ministry of Economy, Trade and Energy of Albania to institute an arbitration proceeding against the Ministry of Economy, Trade and Energy of Albania, acting by and through AKBN, for breach of the PSC in accordance with Article XXI of the PSC. The arbitration proceeding arises out of the alleged termination of the PSC in breach of the expressed termination provisions in Article 24 of the PSC. See Note 7 for further details.
On May 18, 2005, our wholly owned subsidiary Sastaro entered into a Participation Agreement with Buttes Gas and Oil Co. International Inc. (which we refer to as “Buttes”), a wholly-owned subsidiary of Crescent Petroleum Company International Limited (which we refer to as “Crescent”) for the financing of a drilling program in the Mubarek field. The field is an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf. Under the terms of the Participation Agreement, the Company participated in a share of the future production revenue by contributing $25 million in drilling and completion costs related to two wells in an off-shore oil and gas project in the United Arab Emirates. The operator of the drilling program, Crescent completed the first well, Mubarek H2, during the second quarter of 2006. The second well, Mubarek K2-ST4, was completed on October 4, 2007. The Mubarek H2 well produced a total of 150,413 gross barrels as of December 31, 2009 and the Mubarek K2-ST4 well produced a total of 149,471 gross barrels as of December 31, 2009. Both wells terminated production in 2009.

On December 31, 2009, Sastaro received written notice from Buttes that Buttes unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Buttes also notified Sastaro that the Concession Agreement, dated December 29, 1969, between the His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated. Buttes stated it handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009. Management is exercising its rights under the Participation Agreement and intends to protect our interests and our investment in the Mubarek Field. Sky continues to seek discussions with Crescent regarding the Participation Agreement.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary corporations, after elimination of all intercompany accounts, transactions and profits.

Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-Q Quarterly Report pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, the interim unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the financial position and results of operations for each interim period shown in conformity with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The Company calculates the fair value of its assets and liabilities, which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different from the carrying value of these financial instruments. The estimated fair value of cash and cash equivalents, other current assets, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments is held for trading purposes.

The Company cannot be certain that its existing sources of cash will be adequate to meet our liquidity requirements including cash requirements that may be due under the PSC and arbitration. However, management has implemented plans to improve liquidity through slowing or stopping certain planned expenditures and improvements to results from operations. Management plans to obtain funding through equity, debt or other securities offerings. There can be no assurance that the capital raising efforts will be successful or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.

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

Nature of Operations

The Company's focus is on the acquisition, development and exploitation of long-lived oil and natural gas reserves and, to a lesser extent, exploration for new oil and natural gas reserves. The Company's business activities are currently carried out in off-shore Sharjah, UAE, and in concession areas in Albania.

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

As of March 31, 2012, the net carrying value of the Company's investment in the Mubarek wells was $0.

As of March 31, 2012, the Company has incurred $10,205,220 in acquisition and development costs for oil and gas projects in Albania.  These costs relate to the Production Sharing Contract with the Ministry of Economy, Trade and Energy of Albania approved as of December 17, 2010.

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

Income Taxes

We follow the FASB's new guidance issued within ASC Topic No. 740, Income Taxes, for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

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

The Company's wholly owned subsidiaries have prepared required foreign tax returns that were due for the years ended December 31, 2005 through 2010 totaling approximately $33,000 has been included for potential tax liabilities, penalties and interest which will be due upon filing the returns with the appropriate countries.

In 2006, the FASB issued new guidance within ASC Topic No. 740 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. ASC Topic No. 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted this topic as of January 1, 2007, as required.

Stock-Based Compensation

The Company measures all share-based payments, including grants of employee stock options, using a fair-value based method in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 505 Equity and Topic No. 718 (formerly SFAS No. 123R) Share-Based Payments. The cost of services received in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the grant date fair value of those awards amortized over the requisite service period.

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

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available (Level 1). If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters (Level 2). Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer's creditworthiness, among other things, as well as unobservable parameters (Level 3). Any such valuation adjustments are applied consistently over time.

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

On April 30, 2012, the Company paid approximately $112,000 to the Tribunal for estimated costs. Both Sky and AKBN were required to pay the advances. AKBN has not made the payment as of that date. If AKBN does not make the required payment, the Tribunal can request the advance be made by Sky ("the claimant"). The Tribunal has given AKBN until May 23, 2012 to comply.

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

Note 3 - Investment in Oil and Gas Properties

Blocks Four, Five and Dumre in Albania:

On June 24, 2010, Sky Petroleum executed a PSC, covering three exploration blocks, Four, Five, and Dumre in the Republic of Albania totaling approximately 5,000 km2 (1.2 million acres) representing approximately 20% of the landmass of Albania. Under the terms of the PSC, Sky Petroleum has agreed to undertake exploration work on the blocks during the following three exploration periods over the next seven years commencing on the effective date of the PSC (January 3, 2011).

Under the terms of the PSC, Sky Petroleum was obligated to, among other things, (a) establish an office in Albania (established), (b) pay a signing bonus of $50,000 (paid); (c) prepare an exploration work program and budget (completed), (c) designate three members to a nine member Exploration Advisory Committee, (completed), (d) provide AKBN with a bank guarantee for $1,500,000 to guarantee expenditures during the first exploration period within 90 days of the Effective Date (the “AKBN Bank Guarantee”) (guarantee has been provided) and (e) commence performance of a minimum work program (commenced).

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
On December 23, 2011, Sky Petroleum delivered Notice of Arbitration under the Arbitration Rules of the United Nations Commission on Internal Trade Law to National Agency of Natural Resources and to the Ministry of Economy, Trade and Energy of Albania to institute an arbitration proceeding against the Ministry of Economy, Trade and Energy of Albania, acting by and through AKBN, for breach of the PSC in accordance with Article XXI of the PSC. The arbitration proceeding arises out of the alleged termination of the PSC in breach of the expressed termination provisions in Article 24 of the PSC. See Note 7 for further details.

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

Total Orsett Agreement costs of $9,840,000 along with other payments related to the investment totaling $365,220 are included in the investment in oil and gas properties totaling $10,205,220 as of March 31, 2012.

The Company's investment in the Albania exploration blocks as of March 31, 2012 was $10,205,220. This investment consisted of acquisition costs related to the PSC totaling $50,000, and $850,000 for fees to consultants for locating and negotiating the Company's investment in the Albania exploration blocks, $265,220 for fees related to evaluations and assessments of the concession area, and $50,000 towards the $100,000 allocation for training and education for the first year exploration period. In addition, 3 million shares of common stock with a fair value of $1,170,000, plus 3,863,636 Preferred Shares Series B with a value of $7,820,000, were issued to Orsett for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties.

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

As of June 30, 2008, Buttes incurred drilling costs totaling approximately $53,219,000, exceeding the original cost estimates and funding by the Company of $25,000,000, and thus reducing the Company's preferred share of combined production revenue from 75% to 35.25% until such time as the Company has recouped its total investment, and thereafter an incremental decrease of production revenue to 18.84% until the Company has recouped two times its initial investment, and thereafter at 4.33%.

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

As of March 31, 2012 and December 31, 2011, the Company's investment in the Mubarek field oil and gas properties was zero.

Note 4 – Restricted Cash and Bank Guarantee

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

On April 30, 2012, the Company paid approximately $112,000 to the Tribunal for estimated costs. Both Sky and AKBN were required to pay the advances. AKBN has not made the payment as of that date. If AKBN does not make the required payment, the Tribunal can request the advance be made by Sky ("the claimant"). The Tribunal has given AKBN until May 23, 2012 to comply.

Note 5 - Stockholders' Equity

Preferred Stock

We have authorized 10 million shares of $0.001 par value Series A Preferred Stock. There were no shares of Series A Preferred Stock outstanding as of March 31, 2012 and December 31, 2011, respectively.

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

In connection with the Series B designation and the Consultant Agreement, the Company issued 3,863,636 shares, with a fair value of $7,820,000. These shares were issued to the Consultant for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties in Albania. As of March 31, 2012 and December 31, 2011, 3,863,636 shares of Series B Preferred Stock were outstanding.

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

On October 1, and December 1, 2011, the Company granted 100,000 and 250,000 stock options under the Non-U.S. Plan.  The options are exercisable at $.18 and $0.25 per share, respectively, with vesting over the next three years and six months, respectively, and were valued at $17,326 and $36,134, respectively. In addition, the Chief Executive Officer was approved to receive 100,000 common shares valued at $15,000, and a consultant was was approved to receive 15,000 common shares valued at $2,700. The common shares were both valued based on the quoted market price at date the shares were approved by the Board. The share certificates were issued subsequent to March 31, 2012.

The 2011 stock options fair value was determined using the following attributes and assumptions for each separate issuance: share prices ranging from $0.18 to $0.25, risk-free interest rates of approximately 1.55%, expected dividend yields of 0%, expected life of 4 and 4.5 years, and expected volatility of 207% to 218%.  The Company estimates forfeitures based on historical experience.

For the three months ended March 31, 2012, the Company recorded $33,850 of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these stock option awards. No options were exercised for the three months ended March 31, 2012. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying stock option. In accordance with ASC Topic No. 718 and No. 505, the fair value of each stock option grant was estimated on the date of the grant, using the Black-Scholes option-pricing model. As of March 31, 2012, there was approximately $100,000 of unrecognized compensation expenses related to non-vested stock option agreements.

A summary of stock options outstanding as of March 31, 2012, is as follows:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.18	750,000	6.22	$0.18	216,667	0.18	0.18
$0.25	250,000	6.67	$0.25	—	$—
$0.50	300,000	4.86	$0.50	150,000	$0.50
$1.00	400,000	0.63	$1.00	400,000	$1.00
1.29 - $1.88	800,000	2.78	$1.44	800,000	$1.44

The aggregate intrinsic value of exercisable options as of March 31, 2012 is $0.  The aggregate intrinsic value of options outstanding as of March 31, 2012 is $0.

The following is a summary of stock option activity for the three months ended March 31, 2012 and for the year ended December 31, 2011:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2010	2,450,000	$0.85
Options cancelled	(300,000)	(0.85)
Options granted	350,000	0.23
Balance, December 31, 2011	2,500,000	0.76	4.35
Balance, March 31, 2012	2,500,000	$0.76	4.11
Exercisable, March 31, 2012	1,566,667	$1.06	2.88

Class A Units and Class A Warrants and Class B Units and Class B Warrants

In October 2011, the Company initiated subscriptions agreements for a non-brokered private placement to raise $1,000,000. Upon receipt of proceeds the Company will issue up to 4,000,000 Class A Units at $0.25 per unit to investors. Each Class A Unit consisted of one share of common stock of the Company, par value $0.001and one Class A Warrant.  Each Class A Warrant is exercisable to acquire one Class B Unit of the Company at an exercise price of $0.35 per Class B Unit until January 20, 2013. Each Class B Unit consists of one share of common stock of the Company, par value $0.001 and one Class B Warrant.  Each Class B Warrant is exercisable to acquire one common share of the Company, par value $0.001 at an exercise price of $0.60 per Class B Warrant Share until January 20, 2014. The Company received $1,000,000 in proceeds as of March 31, 2012. As of March 31, 2012, the 4,000,000 common shares and 4,000,000 Class A Warrants were issued.

In connection with the offering of the Class A Units, the Corporation issued a reservation order reserving Common Shares for issuance as follows:

Warrant Class/ Exercise Price	Number of Shares Common Stock (Reserved)	Aggregate Exercise Price
Class A Warrants (US$0.35)	4,000,000	$1,400,000
Class B Warrants (US$0.60)	4,000,000	$2,400,000
Total	8,000,000	$3,800,000

Note 6 - Income Taxes

For the three months ended March 31, 2012, the Company had net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2012, the Company has accumulated operating losses totaling approximately $38.1 million. The net operating loss carry forwards will begin to expire in 2020 if not utilized. The Company has recorded net operating losses in each year since its inception through March 31, 2012. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that, the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at March 31, 2012 and December 31, 2012.

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

The Company’s wholly owned subsidiaries have prepared the required foreign tax returns for the years ended December 31, 2005 through December 31, 2008. Foreign taxes of approximately $33,000 have been recorded for tax years 2005 through 2008, and are included in accrued expenses. Management has engaged qualified firms to identify and prepare foreign tax returns for filing for the years ended 2011, 2010 and 2009. The Company believes amounts due, if any, would not be material due to changes in Cyprus tax laws during those periods, and due to net operating losses from foreign operations carried forward.

Note 7 - Contingencies

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
The dispute will be arbitrated before a panel of three arbitrators ("Tribunal"), all of which have been appointed.
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
On January 19, 2012, Sky Petroleum, through legal counsel and a corporate representative, appeared before the Court to argue the merits of Sky Petroleum's Motion for Preliminary Injunction and on January 20, 2012, the Court delivered an Order and Preliminary Injunction (i) granting Sky Petroleum's preliminary injunction to maintain the status quo between the Parties pending arbitration, (ii) enjoining the Defendants and all persons acting in concert with them from awarding, transferring, or otherwise disposing of any rights to explore, develop and/or produce petroleum on the Contract Area until a final arbitration award is issued, (iii) ordering the Defendants to remove from their website or other publicly available documents all references to the Contract Area being “free” or otherwise available for new contractors until a final arbitration award is issued, and (iv) ordering the Parties to arbitrate their dispute with the United Nations Commission on International Trade Law according to the terms of the PSC. Additionally, the Court ordered that Sky Petroleum only be required to post a surety bond of $50,000 in lieu of the $500,000 surety bond that the Court had previously requested. On January 25, 2012, the Company deposited $50,000 to the Registry of the Court for the Austin Division of the United States District Court for a required surety bond related to the Order.
On February 28, 2012, Sky Petroleum petitioned the Albanian Appeal Court, Tirana, to seek to enforce the Order and Preliminary Injunction granted by the United States District Court, Western District of Texas, Austin Division. On March 1, 2012, the Appeal Court refused to recognize the Order in Albania.
Accordingly, Sky Petroleum intends to continue to vigorously pursue its rights and remedies against the Defendants under the mandatory arbitration provision in Article 21 of the PSC.
A Statement of Claim was filed with the Tribunal on April 19, 2012, by the Company. The Statement of Defense is due to be filed by AKBN by June 19, 2012.

On April 30, 2012, the Company paid approximately $112,000 to the Tribunal for estimated costs. Both Sky and AKBN were required to pay the advances. AKBN has not made the payment as of that date. If AKBN does not make the required payment, the Tribunal can request the advance be made by Sky ("the claimant"). The Tribunal has given AKBN until May 23, 2012 to comply.

Note 8 - Subsequent Events

A procedural calender was issued by the Tribunal for Arbitration proceedings. A Statement of Claim was filed with the Tribunal on April 24, 2012, by the Company. The Statement of Defense is due to be filed by AKBN within 60 days.

On April 30, 2012, the Company paid approximately $112,000 to the Tribunal for advances towards estimated costs. Both Sky and AKBN were required to pay the advances. AKBN has not made the payment as of that date. The Tribunal has given AKBN until May 23, 2012 to comply.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (which we refer to as the “SEC”) on March 31, 2012. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Our management has included projections and estimates in this Quarterly Report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

On August 22, 2011, Sky Petroleum reported that it engaged a consulting team to make field development recommendations for their Albanian prospects. A technical team led by Tim Parson, formerly Occidental Oil Co., analyzed technical data and made recommendations for three of the ten Sky Petroleum prospects in Albania. Based on the analysis, oil shows in Palokastra indicate potential for further drilling "up-dip" and oil shows in Kanina show potential for further testing of fractured intervals independently and with more detailed isolation.

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

On September 19, 2011, the Company participated in the First US-Albania Investment Forum in New York, NY. The US-Albania Investment Forum featured a delegation led by HE Sali Berisha, Prime Minister, Government of Albania, and also included Hon Edmund Haxhinasto, Deputy Prime Minister and Minister of Foreign Affairs, Hon Nasip Naco, Minister of Economy, Trade and Energy and Hon Sokol Olldashi, Minister of Public Works and Transportation. The Albanian Honorary Consul, HE Dritan Mishto opened the forum and described the current investment climate in Albania and the country's efforts to attract foreign direct investment. Information presented at the First U.S.-Albania Investment Forum can be reviewed at Sky Petroleum's website at www.skypetroleum.com.

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
The dispute will be arbitrated before a panel of three arbitrators ("Tribunal"), all of which have been appointed.
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
On January 19, 2012, Sky Petroleum, through legal counsel and a corporate representative, appeared before the Court to argue the merits of Sky Petroleum's Motion for Preliminary Injunction and on January 20, 2012, the Court delivered an Order and Preliminary Injunction (i) granting Sky Petroleum's preliminary injunction to maintain the status quo between the Parties pending arbitration, (ii) enjoining the Defendants and all persons acting in concert with them from awarding, transferring, or otherwise disposing of any rights to explore, develop and/or produce petroleum on the Contract Area until a final arbitration award is issued, (iii) ordering the Defendants to remove from their website or other publicly available documents all references to the Contract Area being “free” or otherwise available for new contractors until a final arbitration award is issued, and (iv) ordering the Parties to arbitrate their dispute with the United Nations Commission on International Trade Law according to the terms of the PSC. Additionally, the Court ordered that Sky Petroleum only be required to post a surety bond of $50,000 in lieu of the $500,000 surety bond that the Court had previously requested. The bond was paid to the Court on April 25, 2012.
On February 28, 2012, Sky Petroleum petitioned the Albanian Appeal Court, Tirana, to seek to enforce the Order and Preliminary Injunction granted by the United States District Court, Western District of Texas, Austin Division. On March 1, 2012, the Albanian Court issued a ruling refusing to recognize the Order and Preliminary Injunction in Albania.
A Statement of Claim was filed with the Tribunal on April 19, 2012, by the Company. The Statement of Defense is due to be filed by AKBN by June 19, 2012.

On April 30, 2012, the Company paid approximately $112,000 to the Tribunal for estimated costs. Both Sky and AKBN were required to pay the advances. AKBN has not made the payment as of that date. If AKBN does not make the required payment, the Tribunal can request the advance be made by Sky ("the claimant"). The Tribunal has given AKBN until May 23, 2012 to comply.
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

Comparison of the Statement of Operations for the three months ended March 31, 2012 and March 31, 2011

We had no revenues from operations for the three months ended March 31, 2012 or March 31, 2011, respectively. We do not anticipate having any further revenues from operations until we are able to successfully conclude arbitration with AKBN and complete exploration and development work in the Concession Areas. Revenue from operations, if any, will be dependent on our ability to obtain adequate financing and develop wells in the Concession Area.

We had a net loss of $668,814 for the three months ended March 31, 2012, and a net loss of $567,640 for the three months ended March 31, 2011.

For the three months ended March 31, 2012, total expenses increased to $674,508 from $567,960 for the three months ended March 31, 2011, an increase of $106,548 or 19%, which related primarily to  increases in legal expenses of $238,291, net of decreases in travel expenses of $85,675, other general and administrative expenses of $30,544, and consulting expenses of $17,482.
During the three months ended March 31, 2012, we incurred legal and accounting expenses of $373,118 ($134,827, Q1 2011); travel expenses of $29,040 ($114,715, Q1 2011); consulting services expenses of $118,480 ($135,962, Q1 2011); and general and administrative expenses of $151,241 ($181,785 Q1 2011). We had income from interest of $5,694 for the three months ended March 31, 2012, compared to $320 for the three months ended March 31, 2011.

The Company is reducing all operating expenses throughout the remainder of 2012, until the arbitration proceedings are completed.

We anticipate that we will incur significant costs in connection with the arbitration and may seek third-party arbitration funding to satisfy such expenditures.

Liquidity and Capital Resources

A component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing to fund our Albania projects. Our only source of internal operating cash flow historically has been derived from our participation interest in the Mubarek Field, which ceased production at the end of 2009. We had cash on hand of $301,716, and a restricted CD of $1,500,000 as of March 31, 2012.

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

We expect to rely upon additional financing or arrangements with working interests, third-party litigation funding or other arrangements to fund our future operations and working capital requirements. If costs increase substantially or we incur greater losses than expected, our operations will be reliant upon equity financings to continue into the future. The current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements. If we are unable to obtain financing through equity investments, we will seek multiple solutions including, but not limited to, credit facilities or debenture issuances.

Net cash used in operating activities during the nine months ended March 31, 2012 was $444,068 as compared to net cash used in operating activities of $433,033 for the comparable period in 2011, a increase of $11,035. This increase in cash used in operations is a result of expenses in 2012 related to various travel, consulting and general and administrative expenses, offset by expenses related to arbitration. Net cash used in investing activities during the three months ended March 31, 2012, was $0, compared to $7,053 for the same period in 2011, for the purchase of fixed assets. Net cash provided by financing activities was $140,000 for the three months ended March 31, 2012, compared to $0 for the same period in 2011.

Total assets as of March 31, 2012, was $12,156,733 compared to total assets of $12,407,459 as of December 31, 2011. Stockholders' equity as of March 31, 2012 was $11,493,400 compared to stockholders’ equity of $11,988,364 as of December 31, 2011. The decrease in assets and stockholders’ equity was primarily related to cash used in operations for the three months ended March 31, 2012.

As of March 31, 2012, we had current assets of $1,910,929, including cash and cash equivalents of $301,716.  We had current liabilities of $663,333.  The Company had $1,247,596 of working capital at March 31, 2012 compared to $1,739,932 at December 31, 2011.

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

Sky Petroleum anticipates that it will be required to raise capital during the remainder of 2012 to fund its ongoing working capital requirements and arbitration costs.

In October 2011, the Company initiated subscriptions agreements for a non-brokered private placement to raise $1,000,000. Upon receipt of proceeds the Company will issue up to 4,000,000 Class A Units at $0.25 per unit to investors. Each Class A Unit consisted of one share of common stock of the Company, par value $0.001and one Class A Warrant.  Each Class A Warrant is exercisable to acquire one Class B Unit of the Company at an exercise price of $0.35 per Class B Unit until January 20, 2013. Each Class B Unit consists of one share of common stock of the Company, par value $0.001 and one Class B Warrant.  Each Class B Warrant is exercisable to acquire one common share of the Company, par value $0.001 at an exercise price of $0.60 per Class B Warrant Share until January 20, 2014. The Company received $1,000,000 in proceeds as of March 31, 2012 for the offering.

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

During the quarter ended March 31, 2012, we had no other material transactions affecting our liquidity and capital resources other than those described above.

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

On November 4, 2011, the Company received a letter alleging breaches on the PSC and providing notice of termination. The company disputes the alleged breaches and provided AKBN notice of it’s intent to arbitrate the dispute.  The Company believes AKBN”s allegations are without merit.  See Footnote 7 - Contingencies in the Notes to Consolidated Financial Statements.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 - Disclosure Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by our Annual Report for the year ended December 31, 2011 an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Interim Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation the Interim CEO and Interim CFO have concluded that the Company's disclosure controls and procedures are adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Interim CEO and Interim CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently involved in Arbitration proceedings regarding our Albania investment. See further information in Note 7 - Contingencies in the Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Form 10-K, which was filed with the SEC on March 30, 2012.

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

SKY PETROLEUM, INC.

By:	/s/ Tobias Gondorf
Tobias Gondorf
Interim Chief Executive Officer
(On behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Michael D. Noonan
Michael D. Noonan
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2012