Form 10-Q
period 2012-06-30
SKY PETROLEUM, INC.
filed 2012-08-20
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Number of Shares outstanding at August 14, 2012: 67,868,709

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NOTE: These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at June 30, 2012 (unaudited) and December 31, 2011, the unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, and unaudited Consolidated Statements of Cash Flows for the three and six months ended June 30, 2012 and2011.

Sky Petroleum, Inc.
Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$372,532	$605,784
Restricted cash	1,500,000	1,500,000
Other current assets	222,612	53,243
Total Current Assets	2,095,144	2,159,027

Investment in oil and gas properties, net	10,205,220	10,205,220
Fixed assets, net	29,116	28,444
Deposits and other assets	14,768	14,768
Total Assets	$12,344,248	$12,407,459

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$686,785	$419,095
Total Current Liabilities	686,785	419,095

Commitments and contingencies

Stockholders’ equity:
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Series B Preferred stock, no par value, 5,000,000 shares authorized, 3,863,636 issued and outstanding	7,820,000	7,820,000
Common stock, $0.001 par value, 150,000,000 shares authorized, 67,868,709 and 61,868,709 shares issued and outstanding, respectively	67,869	61,869
Additional paid-in capital	43,219,472	42,547,487
Accumulated deficit	(39,449,878)	(38,440,992)
Total Stockholders’ Equity	11,657,463	11,988,364

Total Liabilities and Stockholders’ Equity	$12,344,248	$12,407,459

The accompanying Notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Oil revenues	$—	$—	$—	$—
Expenses:
Depreciation	2,629	1,998	5,258	2,669
Legal and accounting	149,847	13,511	522,965	148,338
Travel	27,512	43,579	56,552	158,294
Consulting services	40,980	135,962	159,460	271,924
Other general and administrative	121,897	143,622	273,138	325,407
Total expenses	342,865	338,672	1,017,373	906,632
Net operating loss	(342,865)	(338,672)	(1,017,373)	(906,632)
Interest income	2,793	208	8,487	528
Net loss	$(340,072)	$(338,464)	$(1,008,886)	$(906,104)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average number of common shares outstanding basic and diluted	67,104,588	61,868,709	66,450,083	61,868,709

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net loss	$(1,008,886)	$(906,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,258	2,669
Share based compensation	37,985	69,206
Changes in operating assets and liabilities:
Other current assets	(119,369)	33,506
Accounts payable and accrued liabilities	267,690	(29,159)
Net cash used in operating activities	(817,322)	(829,882)
Cash flows from investing activities:
Purchase of fixed assets	(5,930)	(19,858)
Investment in Albania Oil and Gas	—	(50,000)
Purchases of surety bond	(50,000)	—
Net cash used in investing activities	(55,930)	(69,858)
Cash flows from financing activities:
Proceeds from private placement	640,000	—
Net cash provided by financing activities	640,000	—
Net decrease in cash and cash equivalents	(233,252)	(899,740)
Cash and cash equivalents at the beginning of period	605,784	2,911,464
Cash and cash equivalents at the end of period	$372,532	$2,011,724

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Notes to Consolidated Financial Statements

As used herein, the terms, “Sky Petroleum,” “Sky,” “the Company,” “we,” “us,” and “our” refer to Sky Petroleum, Inc. and related subsidiaries.

Note 1 - Organization and Basis of Presentation

The Company was organized on August 22, 2002 under the laws of the State of Nevada, as The Flower Valet. On December 20, 2004 the Company amended its articles of incorporation to change its name to Seaside Explorations, Inc. Subsequently, on March 28, 2005 the Company changed its name to Sky Petroleum, Inc ("Sky", "Sky Petroleum", or "the Company"). The Company has three wholly-owned subsidiaries, two incorporated in Cyprus: Sastaro Limited (“Sastaro”) and Bekata Limited (Bekata”) which owns 100% of Sastaro, of which the companies relate to our Mubarek field operations, and a third Sky Petroleum (Albania) Inc., ("Sky Petroleum Albania") a Cayman Islands corporation and qualified branch in Albania, incorporated for the purposes of holding and operating our interests in the Concession Area (as defined below) in Albania.

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

On December 23, 2011, Sky Petroleum delivered Notice of Arbitration under the Arbitration Rules of the United Nations Commission on Internal Trade Law to National Agency of Natural Resources and to the Ministry of Economy, Trade and Energy of Albania to institute an arbitration proceeding against the Ministry of Economy, Trade and Energy of Albania, acting by and through AKBN, for breach of the PSC in accordance with Article XXI of the PSC. The arbitration proceeding arises out of the alleged termination of the PSC in breach of the expressed termination provisions in Article 24 of the PSC. See "Contingencies" in the Notes to Consolidate Financial Statements for further details.

On May 18, 2005, our wholly owned subsidiary Sastaro entered into a Participation Agreement with Buttes Gas and Oil Co. International Inc. (which we refer to as “Buttes”), a wholly-owned subsidiary of Crescent Petroleum Company International Limited (which we refer to as “Crescent”) for the financing of a drilling program in the Mubarek field. The field is an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf. Under the terms of the Participation Agreement, the Company participated in a share of the future production revenue by contributing 25 million in drilling and completion costs related to two wells in an off-shore oil and gas project in the United Arab Emirates. The operator of the drilling program, Crescent completed the first well in 2006 and the second well in 2007. As of December 31, 2009, the first well produced a total of 150,413 gross barrels, and the second well produced a total of 149,471 gross barrels . Both wells terminated production in 2009.

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

In the opinion of management, the interim unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the financial position and results of operations for each interim period shown in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

As of June 30, 2012, the net carrying value of the Company's investment in the Mubarek wells was $0.

As of June 30, 2012, the Company has incurred $10,205,220 in acquisition and development costs for oil and gas projects in Albania.  These costs relate to the Production Sharing Contract with the Ministry of Economy, Trade and Energy of Albania approved as of December 17, 2010.

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

Income Taxes

We follow the new guidance issued within Topic No.740, Income Taxes, for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

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

In 2006, the Financial Accounting Standards Board ("FASB") issued new guidance within Accounting Standards Codification (“ASC”)Topic No. 740 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. ASC Topic No. 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted this topic as of January 1, 2007, as required.

Stock-Based Compensation

The Company measures all share-based payments, including grants of employee stock options, using a fair-value based method in accordance with the FASB ASC Topic No. 505 Equity and Topic No. 718 (formerly SFAS No. 123R) Share-Based Payments.

The cost of services received in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the grant date fair value of those awards amortized over the requisite service period.

Basic and Diluted Net Loss Per Share

Net loss per share is presented in accordance FASB ASC Topic No. 260 Earnings Per Share. Basic net loss per share is computed based on the weighted average shares of common stock outstanding for the period. Common stock equivalents which represent stock options (approximately 2,400,000 stock options), have been excluded from the computation of diluted net loss per share at as their effect is anti-dilutive.

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

FASB ASC Topic 820, Fair Value Measurements defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available (Level 1). If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters (Level 2). Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer's creditworthiness, among other things, as well as unobservable parameters (Level 3). Any such valuation adjustments are applied consistently over time.

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

On April 30, 2012, the Company paid approximately $112,000 to the Tribunal for estimated costs which are included in other current assets on the Consolidated Balance Sheets as of June 30, 2012. Both Sky and AKBN were required to pay the advances, however AKBN has failed to deliver its portion of the advance. If AKBN does not make the required payment, the Tribunal can request the advance be made by Sky ("the claimant"), however the Tribunal will proceed on the basis of the claimant's deposit on the condition that the claimant furnishes additional funds when the existing deposit becomes exhausted. The Tribunal will contact the claimant once a further advance is required.

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and natural gas sold to purchasers. As of June 30, 2012 and December 31, 2012, the Company did not have any oil or natural gas imbalances recorded. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement:  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU 2011-04 is intended to result in convergence between United States Generally Accepted Accounting Principles (U.S. GAAP) and International Financial Reporting Standards (IFRS) requirements for measurement of and disclosures about fair value.  The amendments are not expected to have a significant impact on companies applying U.S. GAAP.  Key provisions of the amendment include:  a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity's net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used, and qualitative details about the sensitivity of the measurements.  In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed.  This ASU is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this ASU is not expected to have a significant impact on the Company's fair value measurements, financial condition, results of operations, or cash flows.

Note 3 - Investment in Oil and Gas Properties

Blocks Four, Five and Dumre in Albania:

On June 24, 2010, Sky Petroleum executed a PSC, covering three exploration blocks, Four, Five, and Dumre in the Republic of Albania totaling approximately 1.2 million acres representing approximately 20% of the landmass of Albania. Under the terms of the PSC, Sky Petroleum has agreed to undertake exploration work on the blocks during the following three exploration periods over the next seven years commencing on the effective date of the PSC (January 3, 2011).

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

The Letter of Credit is effective through February 22, 2013. The principal under the Letter of Credit shall be reduced every month or three months, as agreed between AKBN and the Company during the First Exploration Period, as defined under the PSC, by an amount equal to the sum spent by the Company on its Work Program obligations, as defined under the PSC, during such month or three months, such reductions to be effected in accordance with monthly or quarterly written statements issued by AKBN to the Company. As of June 30, 2012 the letter of credit was $1,500,000.

Sky Petroleum or an affiliated entity designated by Sky Petroleum will serve as operator under the Agreement. Sky Petroleum intends to use affiliated entities to hold and operate the Concession Area. Sky Petroleum Albania was organized for the purpose of holding and operating the Concession Area.

On December 23, 2011, Sky Petroleum delivered Notice of Arbitration under the Arbitration Rules of the United Nations Commission on Internal Trade Law to National Agency of Natural Resources and to the Ministry of Economy, Trade and Energy of Albania to institute an arbitration proceeding against the Ministry of Economy, Trade and Energy of Albania, acting by and through AKBN, for breach of the PSC in accordance with Article XXI of the PSC. The arbitration proceeding arises out of the alleged termination of the PSC in breach of the expressed termination provisions in Article 24 of the PSC. See "Contingencies" in the Notes to Consolidated Financial Statements for further details.
Consulting Agreement- On May 18, 2010, Sky Petroleum entered into a Consultant Agreement for Business Development in the Republic of Albania (the “Orsett Agreement”) with Orsett Ventures Inc., a British Virgin Islands company (“Orsett”). The Orsett

Agreement was amended on September 29, 2010 (“Amendment #1”) and on October 8, 2010 (“Amendment #2”). Under the terms of the Orsett Agreement, Sky Petroleum retained Orsett as an independent consultant to use Orsett's experience, expertise, qualifications and expertise to acquire and negotiate the acquisition of oil and gas properties and projects in the Republic of Albania. The Orsett Agreement terminated under its term on April 30, 2011.

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

The fair market value of the total 3 million common shares issued to Orsett was approximately $1,170,000, and the fair market value of the 3,863,636 shares issued for Preferred Series B Stock of $7,820,000 have been included in oil and gas investments as of December 31, 2011. The fair value of the preferred stock was determined using quoted market prices along with internally developed models that primarily use, as inputs, observable market-based parameters, and other valuation adjustments made to ensure that financial instruments are recorded at fair value.

Orsett and its affiliates, agents and representatives, are subject to ongoing obligations of confidentiality and covenants of non-compete and non-interference under the terms of the Orsett Agreement between Sky Petroleum and Orsett dated May 18, 2010, as amended.  Notwithstanding the expiration of the Orsett Agreement on April 30, 2011, Orsett and its affiliates, agents and representatives, are subject to confidentiality undertakings for a period of three years following the expiration of the term.  In addition, Orsett and its affiliates, agents and representatives have agreed not to circumvent any opportunities of Sky Petroleum.

Total Orsett Agreement costs of $9,840,000 along with other payments related to the investment totaling $365,220 are included in the investment in oil and gas properties totaling $10,205,220 as of June 30, 2012. On June 25, 2012, the Company issued a stop order notice to its transfer agent under which the transfer agent was instructed to: not to remove the restrictive legends from the share certificates representing the Orsett Shares; not to effect or facilitate the transfer, assignment, conveyance or sale of any of the Orsett Shares; and not to effect the conversion of the Series B Preferred Stock into shares of common stock of the Corporation, unless the transfer agent receives the expressed written instructions of the Secretary of the Registrant.

The Company's investment in the Albania exploration blocks as of June 30, 2012 was $10,205,220. This investment consisted of acquisition costs related to the PSC totaling $50,000, and $850,000 for fees to consultants for locating and negotiating the Company's investment in the Albania exploration blocks, $265,220 for fees related to evaluations and assessments of the concession area, and $50,000 towards the $100,000 allocation for training and education for the first year exploration period. In addition, 3 million shares of common stock with a fair value of $1,170,000, plus 3,863,636 Preferred Shares Series B with a value of $7,820,000, were issued to Orsett for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties.

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

Buttes notified Sastaro that the Participation Agreement between Sastaro and Buttes is terminated. Under the terms of the Participation Agreement, the Registrant, through Sastaro, contributed $25 million in drilling and completion costs related to two in-fill wells for the right for the Registrant to participate in a share of their future production revenue.

As a result of these events, and as of December 31, 2009, the investment in the wells was impaired to zero.

As of June 30, 2012 and December 31, 2011, the Company's investment in the Mubarek field oil and gas properties was zero.

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

The Letter of Credit is effective through February 22, 2013. The principal under the Letter of Credit shall be reduced every month or three months, as agreed between AKBN and the Company during the First Exploration Period, as defined under the PSC, by an amount equal to the sum spent by the Company on its Work Program obligations, as defined under the PSC, during such month or three months, such reductions to be effected in accordance with monthly or quarterly written statements issued by AKBN to the Company.

On April 30, 2012, the Company paid approximately $112,000 to the Tribunal for estimated costs which are included in other current assets on the Consolidated Balance Sheets as of June 30, 2012. Both Sky and AKBN were required to pay the advances, however AKBN has failed to deliver its portion of the advance. If AKBN does not make the required payment, the Tribunal can request the advance be made by Sky ("the claimant"), however the Tribunal will proceed on the basis of the claimant's deposit on the condition that the claimant furnishes additional funds when the existing deposit becomes exhausted. The Tribunal will contact the claimant once a further advance is required.

Note 5 - Stockholders' Equity

Preferred Stock

We have authorized 10 million shares of $0.001 par value Series A Preferred Stock. There were no shares of Series A Preferred Stock outstanding as of June 30, 2012 and December 31, 2011, respectively.

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

The Series B Preferred Shares are participating with no preferences or voting rights, and shall not be converted by any holder, in whole or in part for a period of twelve months from the date of initial issuance. Each Series B Preferred Share is convertible into 4.4 shares of common stock of the Company, however, the shares may not be converted into more than 4.99%% of beneficial ownership unless the holder waives the beneficial ownership limitation with 61 days notice.

In connection with the Series B designation and the Consultant Agreement, the Company issued 3,863,636 shares, with a fair value of $7,820,000. These shares were issued to the Consultant for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties in Albania. As of June 30, 2012 and December 31, 2011, 3,863,636 shares of Series B Preferred Stock were outstanding.

On June 25, 2012, the Company issued a stop order notice to its transfer agent under which the transfer agent was instructed to: not to remove the restrictive legends from the share certificates representing the Orsett Shares; not to effect or facilitate the transfer, assignment, conveyance or sale of any of the Orsett Shares; and not to effect the conversion of the Series B Preferred Stock into shares of common stock of the Corporation, unless the transfer agent receives the expressed written instructions of the Secretary of the Registrant.

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

On October 1, and December 31, 2011, the Company granted 100,000 and 250,000 stock options, respectively, under the Non-U.S. Plan.  The options are exercisable at $0.18 and $0.25 per share, respectively, with vesting over the next three years and six months, respectively, and were valued at $17,326 and $36,134, respectively. In addition, the Chief Executive Officer was approved to receive 100,000 common shares valued at $15,000, and a consultant was was approved to receive 15,000 common shares valued at $2,700. The common shares were both valued based on the quoted market price at date the shares were approved by the Board. The share certificates have not been issued.

The 2011 stock options fair value was determined using the following attributes and assumptions for each separate issuance: share prices ranging from $0.18 to $0.25, risk-free interest rates of approximately 1.55%, expected dividend yields of 0%, expected life of 4 and 4.5 years, and expected volatility of 207% to 218%.  The Company estimates forfeitures based on historical experience.

For the six months ended June 30, 2012, the Company recorded $37,985 of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these stock option awards. No options were exercised for the three months ended June 30, 2012. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying stock option. In accordance with FASB ASC Topic No. 718 and No. 505, the fair value of each stock option grant was estimated on the date of the grant, using the Black-Scholes option-pricing model. As of June 30, 2012, there was approximately $46,661 of unrecognized compensation expenses related to non-vested stock option agreements.

A summary of stock options outstanding as of June 30, 2012, is as follows:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.18	750,000	5.97	$0.18	216,667	$0.18
$0.25	250,000	6.42	$0.25	250,000	$0.25
$0.50	200,000	4.35	$0.50	150,000	$0.50
$1.00	400,000	0.38	$1.00	400,000	$1.00
$1.29 - $1.88	800,000	2.53	$1.44	800,000	$1.44

The aggregate intrinsic value of exercisable options as of June 30, 2012 is $0.  The aggregate intrinsic value of options outstanding as of June 30, 2012 is $0.

The following is a summary of stock option activity for the three months ended June 30, 2012 and for the year ended December 31, 2011:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2010	2,450,000	$0.85
Options canceled	(300,000)	(0.85)
Options granted	350,000	0.23
Balance, December 31, 2011	2,500,000	0.76	4.35
Balance, March 31, 2012	2,500,000	$0.76	4.11
Options canceled	(100,000)	0.50
Balance June 30, 2012	2,400,000	0.77	3.80

Exercisable, June 30, 2012	1,816,668	$0.95	3.15

Class A Units and Class A Warrants and Class B Units and Class B Warrants

In October 2011, the Company initiated subscriptions agreements for a non-brokered private placement to raise $1,000,000. Upon receipt of proceeds the Company will issue up to 4,000,000 Class A Units at $0.25 per unit to investors. Each Class A Unit consisted of one share of common stock of the Company, par value $0.001and one Class A Warrant.  Each Class A Warrant is exercisable to acquire one Class B Unit of the Company at an exercise price of $0.35 per Class B Unit until January 20, 2013. Each Class B Unit consists of one share of common stock of the Company, par value $0.001 and one Class B Warrant.  Each Class B Warrant is exercisable to acquire one common share of the Company, par value $0.001 at an exercise price of $0.60 per Class B Warrant Share until January 20, 2014. The Company received $860,000 in proceeds prior to the year ended December 31, 2011 for the offering, and received $140,000 after December, 31, 2011.The Company had received all $1,000,000 in proceeds as of June 30, 2012. As of June 30, 2012, 4,000,000 common shares and 4,000,000 Class A Warrants were also issued.

In connection with the offering of the Class A Units, the Corporation issued a reservation order reserving Common Shares for issuance as follows:

Warrant Class/ Exercise Price	Number of Shares Common Stock (Reserved)	Aggregate Exercise Price
Class A Warrants (US$0.35)	4,000,000	$1,400,000
Class B Warrants (US$0.60)	4,000,000	$2,400,000
Total	8,000,000	$3,800,000

In May 2012, the Company initiated subscriptions agreements for a non-brokered private placement to raise $500,000. Upon receipt of proceeds in May 2012, the Company issued 2,000,000 Class A Units at $0.25 per unit to an investor. Each Class A Unit consisted of one share of common stock of the Company, par value $0.001and one Class A Warrant. Each Class A Warrant is exercisable to acquire one Class B Unit of the Company at an exercise price of $0.35 per Class B Unit until May 14, 2013. Each Class B Unit consists of one share of common stock of the Company, par value $0.001 and one Class B Warrant. Each Class B Warrant is exercisable to acquire one common share of the Company, par value $0.001 at an exercise price of $0.60 per Class B Warrant Share until May 14, 2014. The Company received $500,000 in proceeds as of June 30, 2012.

In connection with the offering of the Class A Units, the Corporation issued a reservation order reserving Common Shares for issuance as follows:

Warrant Class/ Exercise Price	Number of Shares Common Stock (Reserved)	Aggregate Exercise Price
Class A Warrants (US$0.35)	2,000,000	$700,000
Class B Warrants (US$0.60)	2,000,000	$1,200,000
Total	4,000,000	$1,900,000

Note 6 - Income Taxes

For the three months ended June 30, 2012, the Company had net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2012, the Company has accumulated operating losses totaling approximately $39.5 million . The net operating loss carry forwards will begin to expire in 2020 if not utilized. The Company has recorded net operating losses in each year since its inception through June 30, 2012. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that, the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at June 30, 2012 and December 31, 2012.

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

The dispute will be arbitrated before a panel of three arbitrators ("Tribunal"), all of which have been appointed.
Sky Petroleum is not in breach of any of its obligations under the PSC. Management believes that the allegations of AKBN are without merit.
Sky Petroleum is seeking the following relief:

•	an order that the PSC has not been validly terminated and that it remains in full force and effect; and
•	monetary damages that include, but are not limited to, the lost revenue due to Sky Petroleum under the terms of the PSC, estimated to be in excess of one billion dollars.
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
A Statement of Claim was filed with the Tribunal on April 24, 2012, by the Company. The Statement of Defense was filed by AKBN on June 22, 2012. Sky Petroleum filed its Statement of Reply on August 3, 2012.

On April 30, 2012, the Company paid approximately $112,000 to the Tribunal for estimated costs which are included in other current assets on the Consolidated Balance Sheets as of June 30, 2012. Both Sky and AKBN were required to pay the advances, however AKBN has failed to deliver its portion of the advance. If AKBN does not make the required payment, the Tribunal can request the advance be made by Sky ("the claimant"), however the Tribunal will proceed on the basis of the claimant's deposit on the condition that the claimant furnishes additional funds when the existing deposit becomes exhausted. The Tribunal will contact the claimant once a further advance is required.

Note 8 - Subsequent Events

A procedural calender was issued by the Tribunal for Arbitration proceedings. A Statement of Claim was filed with the Tribunal on April 24, 2012, by the Company. The Statement of Defense was filed by AKBN on June 22, 2012. Sky Petroleum filed its Statement of Reply on August 3, 2012.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (which we refer to as the “SEC”) on June 30, 2012. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Our management has included projections and estimates in this Quarterly Report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

Block Four is located in southeast Albania, bordering Greece. The exploration block covers an area of approximately 540,000 acres. The block has a total of four identified prospects or leads.

Block Five is located in southwest Albania next to the Adriatic Sea and covers an area of approximately 498,000 acres. The block has a total of five identified prospects or leads.

Block Dumre is located immediately north of the Kucova oil field and covers an area of approximately 149,000 acres.

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

Business and Exploration Activities

Since June 24, 2010, the Ministry of Economy, Trade and Energy of Albania and AKBN has been subject to multiple transitions in leadership.  Since June 24, 2010, each of Mr. Dritan Prifti, Mr. Ilir Meta and Mr. Nasip Naco have served as the Minister of the Ministry of Economy, Trade and Energy of Albania, and AKBN has had several Executive Directors, including Mr. Taulant Musabelliu, Mr. Gjergj Thomai and Mr. Besjan Pesha.  Since the ratification of the PSC, Sky Petroleum has patiently sought guidance from AKBN on the nature, scope and timing of deliverables through several meetings and exchanges with AKBN officials.

Mr. Pesha was appointed as Executive Director of AKBN on June 27, 2011, and management of Sky Petroleum met with Mr. Pesha and members of AKBN on July 15, 2011 to discuss Sky Petroleum’s undertakings and commitments under the PSC.  On July 22, 2011, Sky Petroleum received a fax from AKBN that improperly canceled a scheduled July 25, 2011 planning presentation and improperly stated that AKBN intended to take the necessary steps to terminate the PSC based on Article 24.2(a), citing Sky Petroleum’s failure to deliver the bank guarantee.  Sky Petroleum responded by objecting to AKBN’s cancellation of the July 22, 2011 meeting and proposed that AKBN withdraw its mandate to termination the PSC.  Sky Petroleum was advised by legal counsel in Albania that the correspondence from AKBN was not properly approved and did not constitute appropriate notice under the PSC or AKBN protocol.  Under the terms of Section 24.2(a) of the PSC, Sky Petroleum has 120 days to remedy any alleged breach of the PSC.  On August 10, 2011, Sky Petroleum management met with AKBN and delivered the bank guarantee to AKBN in the form of a letter of credit from Texas Citizens Bank, N.A.

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

Summarizing the data, Dumre has deepening potential given that a VSP at 6,015m showed "potential seismic reflector at 6,250m" in 1995. TD is 6,119m in 5/3/2004hole and 7" casing cement channeled up to ~800m restricting 7" cut-and-pull options to drill greater than ' 5 3/4 side-track around top-of-fish at 5,942m but there is potential to drill a ' 5 3/4 side-track for geological information that will reach carbonates and prove a reservoir for later development. Seismic unreliability through salt has made predicting top carbonate difficult historically.

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
The dispute will be arbitrated before a panel of three arbitrators ("Tribunal"), all of which have been appointed.
Sky Petroleum is not in breach of any of its obligations under the PSC. Management believes that the allegations of AKBN are without merit.
Sky Petroleum is seeking the following relief:

•	an order that the PSC has not been validly terminated and that it remains in full force and effect; and
•	monetary damages that include, but are not limited to, the lost revenue due to Sky Petroleum under the terms of the PSC, estimated to be in excess of one billion dollars.
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
A Statement of Claim was filed with the Tribunal on April 24, 2012, by the Company. The Statement of Defense was filed by AKBN on June 22, 2012. Sky Petroleum filed its Statement of Reply on August 3, 2012.

On April 30, 2012, the Company paid approximately $112,000 to the Tribunal for estimated costs which are included in other current assets on the Consolidated Balance Sheets as of June 30, 2012. Both Sky and AKBN were required to pay the advances, however AKBN has failed to deliver its portion of the advance. If AKBN does not make the required payment, the Tribunal can request the advance be made by Sky ("the claimant"), however the Tribunal will proceed on the basis of the claimant's deposit on the condition that the claimant furnishes additional funds when the existing deposit becomes exhausted. The Tribunal will contact the claimant once a further advance is required.

Accordingly, Sky Petroleum intends to continue to vigorously pursue its rights and remedies against the Defendants under the mandatory arbitration provision in Article 21 of the PSC.

The Company's investment in the Albania exploration blocks as of June 30, 2012 was $10,205,220. This investment consisted of acquisition costs related to the PSC totaling $50,000, and $850,000 for fees to consultants for locating and negotiating the Company's investment in the Albania exploration blocks, $850,000 for fees related to evaluations and assessments of the concession area, and $50,000 towards the $100,000 allocation for training and education for the first year exploration period. In addition, 3 million shares of common stock with a fair value of $1,170,000, plus 3,863,636 Preferred Shares Series B with a value of $7,820,000, were issued to Orsett for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties.

Mubarek Field Operations:

On May 18, 2005, our wholly owned subsidiary Sastaro entered into a Participation Agreement with Buttes Gas and Oil Co. International Inc. (which we refer to as “Buttes”), a wholly-owned subsidiary of Crescent Petroleum Company International Limited (which we refer to as “Crescent”) for the financing of a drilling program in the Mubarek field. The field is an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf. Under the terms of the Participation Agreement, the Company participated in a share of the future production revenue by contributing $25 million in drilling and completion costs related to two wells in an off-shore oil and gas project in the United Arab Emirates. The operator of the drilling program, Crescent completed the first well in 2006 and the second well in 2007. As of December 31, 2009, the first well produced a total of 150,413 gross barrels, and the second well produced a total of 149,471 gross barrels. During the second quarter of 2010, there was one final lift for 1,521 barrels. No further production from the Mubarek wells is expected due to the abandonment of the wells by the operator.

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

Comparison of the Statement of Operations for the three months ended June 30, 2012 and June 30, 2011

We had no revenues from operations for the three months ended June 30, 2012 and June 30, 2011, respectively. We do not anticipate having any further revenues from operations until we are able to successfully conclude arbitration with AKBN and complete exploration and development work in the Concession Areas. Revenue from operations, if any, will be dependent on our ability to obtain adequate financing and develop wells in the Concession Area.

We had a net loss of $340,072 for the three months ended June 30, 2012, and a net loss of $338,464 for the three months ended June 30, 2011.

For the three months ended June 30, 2012, total expenses increased to $342,865 from $338,672 for the three months ended June 30, 2011, an increase of $4,193 or 1%, which related primarily to  increases in legal expenses of $136,336, net of decreases in travel expenses of $16,067, other general and administrative expenses of $21,725, and consulting expenses of $94,982.

During the three months ended June 30, 2012, we incurred legal and accounting expenses of $149,847 ($13,511, Q2 2011); travel expenses of $27,512 ($43,579, Q2 2011); consulting services expenses of $40,980 ($135,962, Q2 2011); and general and administrative expenses of $121,897 ($143,622 Q2 2011). We had income from interest of $2,793 for the three months ended June 30, 2012, compared to $208 for the three months ended June 30, 2011.

Comparison of the Statement of Operations for the six months ended June 30, 2012 and June 30, 2011

We had a net loss of $1,008,886 for the six months ended June 30, 2012, and a net loss of $906,104 for the six months ended June 30, 2011.

For the six months ended June 30, 2012, total expenses increased to $1,017,373 from $906,632 for the six months ended June 30, 2011, an increase of $110,741 or (12)%, which related primarily to  increases in legal expenses of $374,627, net of decreases in travel expenses of $101,742, other general and administrative expenses of $52,269, and consulting expenses of $112,464.

During the six months ended June 30, 2012, we incurred legal and accounting expenses of $522,965 ($148,338, Q2 2011); travel expenses of $56,552 ($158,294, Q2 2011); consulting services expenses of $159,460 ($271,924, Q2 2011); and general and administrative expenses of $273,138 ($325,407, Q2 2011). We had income from interest of $8,487 for the six months ended June 30, 2012, compared to $528 for the six months ended June 30, 2011.

The Company is reducing all operating expenses throughout the remainder of 2012, until the arbitration proceedings are completed.

We anticipate that we will incur significant costs in connection with the arbitration and may seek third-party arbitration funding to satisfy such expenditures.

Liquidity and Capital Resources

A component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing to fund our Albania projects. Our only source of internal operating cash flow historically has been derived from our participation interest in the Mubarek Field, which ceased production at the end of 2009. We had cash on hand of $372,532, and a restricted CD of $1,500,000 as of June 30, 2012.

Since inception, we have financed our cash flow and capital requirements through the issuance of common stock and preferred stock. We expect to continue to experience net negative cash flows from operations. Additionally we anticipate obtaining additional financing to fund operations and exploration and development activities through common stock or preferred stock offerings, debt financings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment working capital. In addition, we have cut expenses by reducing consulting fee compensation by one half and suspending directors fees.

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

Net cash used in operating activities during the six months ended June 30, 2012 was $817,322 as compared to net cash used in operating activities of $829,882 for the comparable period in 2011, a decrease of $12,560. This decrease in cash used in operations is a result of expenses in 2012 related to various travel, consulting and general and administrative expenses, offset by expenses related to arbitration. Net cash used in investing activities during the six months ended June 30, 2012, was $55,930, compared to $69,858 for the same period in 2011, for the purchase of fixed assets. Net cash provided by financing activities was $640,000 for the six months ended June 30, 2012, compared to $0 for the same period in 2011.

Total assets as of June 30, 2012, was $12,344,248 compared to total assets of $12,407,459 as of December 31, 2011. Stockholders' equity as of June 30, 2012 was $11,657,463 compared to stockholders’ equity of $11,988,364 as of December 31, 2011. The decrease in assets and stockholders’ equity was primarily related to cash used in operations for the six months ended June 30, 2012.

As of June 30, 2012, we had current assets of $2,095,144, including cash and cash equivalents of $372,532.  We had current liabilities of $686,785.  The Company had $1,408,359 of working capital at June 30, 2012 compared to $1,739,932 at December 31, 2011.

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

In October 2011, the Company initiated subscriptions agreements for a non-brokered private placement to raise $1,000,000. Upon receipt of proceeds the Company will issue up to 4,000,000 Class A Units at $0.25 per unit to investors. Each Class A Unit consisted of one share of common stock of the Company, par value $0.001 and one Class A Warrant.  Each Class A Warrant is exercisable to acquire one Class B Unit of the Company at an exercise price of $0.35 per Class B Unit until January 20, 2013. Each Class B Unit consists of one share of common stock of the Company, par value $0.001 and one Class B Warrant.  Each Class B Warrant is exercisable to acquire one common share of the Company, par value $0.001 at an exercise price of $0.60 per Class B Warrant Share until January 20, 2014. The Company received $1,000,000 in proceeds as of June 30, 2012. As of June 30, 2012, the 4,000,000 common shares and 4,000,000 Class A Warrants were issued.

In May 2012, the Company initiated subscriptions agreements for a non-brokered private placement to raise $500,000. Upon receipt of proceeds in May 2012, the Company issued 2,000,000 Class A Units at $0.25 per unit to an investor. Each Class A Unit consisted of one share of common stock of the Company, par value $0.001and one Class A Warrant. Each Class A Warrant is exercisable to acquire one Class B Unit of the Company at an exercise price of $0.35 per Class B Unit until May 14, 2013. Each Class B Unit consists of one share of common stock of the Company, par value $0.001 and one Class B Warrant. Each Class B Warrant is exercisable to acquire one common share of the Company, par value $0.001 at an exercise price of $0.60 per Class B Warrant Share until May 14, 2014. The Company received $500,000 in proceeds as of June 30, 2012.

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

During the quarter and six months ended June 30, 2012, we had no other material transactions affecting our liquidity and capital resources other than those described above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

Production Sharing Contract with the Ministry of Economy, Trade and Energy of Albania:

On June 24, 2010, Sky Petroleum executed a PSC, covering three exploration blocks, Four, Five, and Dumre in the Republic of Albania totaling approximately 1.2 million acres representing approximately 20% of the landmass of Albania. Under the terms of the PSC, Sky Petroleum has agreed to undertake exploration work on the blocks during the following three exploration periods over the next seven years commencing on the effective date of the PSC (January 3, 2011).

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

In addition, to the work program undertakings, Sky Petroleum has also agreed to allocate $100,000 for training and education during each year of the Exploration period. On April 5, 2011, Sky paid $50,000 towards the $$100,000 allocation for training and education for the first year exploration period related to the Albania concession area. Sky also paid a signing bonus of $50,000 in 2010.

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

The Letter of Credit is effective through February 22, 2013. The principal under the Letter of Credit shall be reduced every month or three months, as agreed between AKBN and the Company during the First Exploration Period, as defined under the PSC, by an amount equal to the sum spent by the Company on its Work Program obligations, as defined under the PSC, during such month or three months, such reductions to be effected in accordance with monthly or quarterly written statements issued by AKBN to the Company.

Sky Petroleum or an affiliated entity designated by Sky Petroleum will serve as operator under the Agreement. Sky Petroleum intends to use affiliated entities to hold and operate the Concession Area. Sky Petroleum Albania was organized for the purpose of holding and operating the Concession Area.

On December 23, 2011, Sky Petroleum delivered Notice of Arbitration under the Arbitration Rules of the United Nations Commission on Internal Trade Law to National Agency of Natural Resources and to the Ministry of Economy, Trade and Energy of Albania to institute an arbitration proceeding against the Ministry of Economy, Trade and Energy of Albania, acting by and through AKBN, for breach of the PSC in accordance with Article XXI of the PSC. The arbitration proceeding arises out of the alleged termination of the PSC in breach of the expressed termination provisions in Article 24 of the PSC. See "Contingencies" in the Notes to Consolidated Financial Statements for further details.

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

On November 4, 2011, the Company received a letter alleging breaches on the PSC and providing notice of termination. The company disputes the alleged breaches and provided AKBN notice of it’s intent to arbitrate the dispute.  The Company believes AKBN”s allegations are without merit.  See "Contingencies" in the Notes to Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the quarter and six months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole. There are no material proceedings pursuant to which any of our directors, officers or affiliates or any owner of record or beneficial owner of more than 5%of our securities or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us.

We are currently involved in Arbitration proceedings regarding our Albania investment. See further information in "Contingencies" in the Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Form 10-K, which was filed with the SEC on March 30, 2012.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On May 14, 2012, the Corporation closed a non-brokered private placement and issued 2,000,000 Class A Units at $0.25 per unit to investors to raise an aggregate of $500,000. In aggregate, the Corporation issued $2,000,000Common Shares and $2,000,000 Class A Warrants.

The Class A Warrants are exercisable, in whole or in part, to acquire up to $2,000,000 Class B Units at $0.35 per Class B Unit until May 14, 2013. Each Class B Unit consists of one Common Share and one Class B Warrant. Each Class B Warrant is exercisable to acquire one Common Share at an exercise price of $0.60 per Class B Warrant Share until $2,000,000.

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

In connection with the closing of the Class A Unit Offering, the Corporation issued a reservation order reserving Common Shares for issuance as follows:

Warrant Class/ Exercise Price	Number of Shares Common Stock (Reserved)	Aggregate Exercise Price
Class A Warrants (US$0.35)	2,000,000	$700,000
Class B Warrants (US$0.60)	2,000,000	$1,200,000
Total	4,000,000	$1,900,000

Item 3 - Defaults Upon Senior Securities

None

Item 4 – [RESERVED]

Item 5 - Other Information

Effective July 3, 2012, Tobias Gondorf resigned as interim Chief Executive Officer of the Company.

Effective August 7, 2012, Mark Rachovides was appointed as a member of the Board of Directors.

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
Chairman
(On behalf of the Registrant and as Principal Executive Officer)

By:	/s/ Michael D. Noonan
Michael D. Noonan
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

August 20, 2012