Form 10-Q
period 2012-09-30
SKY PETROLEUM, INC.
filed 2012-11-15
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Number of Shares outstanding at November 14, 2012: 68,035,833

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NOTE: These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011, the unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, and unaudited Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2012 and 2011.

Sky Petroleum, Inc.
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$152,135	$605,784
Restricted cash	1,500,000	1,500,000
Other current assets	194,072	53,243
Total Current Assets	1,846,207	2,159,027

Investment in oil and gas properties, net	10,205,220	10,205,220
Fixed assets, net	26,395	28,444
Deposits and other assets	14,768	14,768
Total Assets	$12,092,590	$12,407,459

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$817,034	$419,095
Total Current Liabilities	817,034	419,095

Commitments and contingencies

Stockholders’ equity:
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Series B Preferred stock, no par value, 5,000,000 shares authorized, 3,863,636 issued and outstanding	7,820,000	7,820,000
Common stock, $0.001 par value, 150,000,000 shares authorized, 67,868,709 and 61,868,709 shares issued and outstanding, respectively	67,869	61,869
Additional paid-in capital	43,196,352	42,547,487
Accumulated deficit	(39,808,665)	(38,440,992)
Total Stockholders’ Equity	11,275,556	11,988,364

Total Liabilities and Stockholders’ Equity	$12,092,590	$12,407,459

The accompanying Notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Oil revenues	$—	$—	$—	$—
Expenses:
Depreciation	2,722	2,313	7,980	4,983
Legal and accounting	213,496	19,746	736,461	168,085
Travel	21,329	21,483	77,881	179,777
Consulting services	36,037	159,480	195,497	431,404
Other general and administrative	88,860	88,182	361,998	413,590
Total expenses	362,444	291,204	1,379,817	1,197,839
Net operating loss	(362,444)	(291,204)	(1,379,817)	(1,197,839)
Interest income	3,657	38	12,144	565
Net loss	$(358,787)	$(291,166)	$(1,367,673)	$(1,197,274)

Net loss per share - basic and diluted	$(0.01)	$—	$(0.02)	$(0.02)
Weighted average number of common shares outstanding basic and diluted	68,035,833	61,868,709	66,982,541	61,868,709

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(1,367,673)	$(1,197,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,980	4,983
Share based compensation	14,865	28,521
Changes in operating assets and liabilities:
Other current assets	(90,829)	57,453
Accounts payable and accrued liabilities	397,939	(14,895)
Net cash used in operating activities	(1,037,718)	(1,121,212)
Cash flows from investing activities:
Purchase of fixed assets	(5,931)	(26,778)
Investment in Albania Oil and Gas	—	(90,000)
Purchases of surety bond	(50,000)
Purchases of CD for bank guarantee	—	(1,500,000)
Net cash used in investing activities	(55,931)	(1,616,778)
Cash flows from financing activities:
Proceeds from private placement	640,000	—
Net cash provided by financing activities	640,000	—
Net decrease in cash and cash equivalents	(453,649)	(2,737,990)
Cash and cash equivalents at the beginning of period	605,784	2,911,464
Cash and cash equivalents at the end of period	$152,135	$173,474

The accompanying Notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Notes to Consolidated Financial Statements

As used herein, the terms, “Sky Petroleum,” “Sky,” “Company,” “we,” “us,” and “our” refer to Sky Petroleum, Inc. and related subsidiaries.

Note 1 - Organization and Basis of Presentation

The Company was organized on August 22, 2002 under the laws of the State of Nevada, as The Flower Valet. On December 20, 2004 the Company amended its articles of incorporation to change its name to Seaside Explorations, Inc. Subsequently, on March 28, 2005 the Company changed its name to Sky Petroleum, Inc ("Sky", "Sky Petroleum", or "Company"). The Company has three wholly-owned subsidiaries, two incorporated in Cyprus: Sastaro Limited (“Sastaro”) and Bekata Limited (Bekata”) which owns 100% of Sastaro, of which the companies relate to our Mubarek field operations, and a third Sky Petroleum (Albania) Inc., ("Sky Petroleum Albania") a Cayman Islands corporation and qualified branch in Albania, incorporated for the purposes of holding and operating our interests in the Concession Area (as defined below) in Albania.

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

In the opinion of management, the interim unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the financial position and results of operations for each interim period shown in conformity with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

A fundamental principle of the preparation of financial statements in accordance with generally accepted accounting principles is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. However, this principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, our policy is to prepare our consolidated financial statements on a going concern basis unless we intend to liquidate or have no other alternative but to liquidate. The Company's consolidated financial statements have been prepared on a going concern basis and do not reflect any adjustments that might specifically result from the outcome of this uncertainty.

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

As of September 30, 2012, the net carrying value of the Company's investment in the Mubarek wells was $0.

As of September 30, 2012, the Company has incurred $10,205,220 in acquisition and development costs for oil and gas projects in Albania.  These costs relate to the Production Sharing Contract with the Ministry of Economy, Trade and Energy of Albania approved as of December 17, 2010.

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

Income Taxes

We follow the guidance issued within Topic No.740, Income Taxes, for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

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

The Company's wholly owned subsidiaries have prepared required foreign tax returns that were due for the years ended December 31, 2005 through 2011 totaling approximately $33,000 has been included for potential tax liabilities, penalties and interest which will be due upon filing the returns with the appropriate countries.

Stock-Based Compensation

The Company measures all share-based payments, including grants of employee stock options, using a fair-value based method in accordance with the FASB ASC Topic No. 505, Equity, and Topic No. 718 (formerly SFAS No. 123R), Share-Based Payments. The cost of services received in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the grant date fair value of those awards amortized over the requisite service period.

Basic and Diluted Net Loss Per Share

Net loss per share is presented in accordance FASB ASC Topic No. 260, Earnings Per Share. Basic net loss per share is computed based on the weighted average shares of common stock outstanding for the period. Common stock equivalents which represent stock options (approximately 2,400,000 stock options), have been excluded from the computation of diluted net loss per share at as their effect is anti-dilutive.

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

On April 30, 2012, the Company paid approximately $112,000 to the Tribunal for estimated costs which are included in other current assets on the Consolidated Balance Sheets as of September 30, 2012. Both Sky and AKBN were required to pay the advances, however AKBN has failed to deliver its portion of the advance. If AKBN does not make the required payment, the Tribunal can request the advance be made by Sky ("the claimant"), however the Tribunal will proceed on the basis of the claimant's deposit on the condition that the claimant furnishes additional funds when the existing deposit becomes exhausted. The Tribunal will contact the claimant once a further advance is required.

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and natural gas sold to purchasers. As of September 30, 2012 and December 31, 2011, the Company did not have any oil or natural gas imbalances recorded. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement:  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU 2011-04 is intended to result in convergence between United States Generally Accepted Accounting Principles (U.S. GAAP) and International Financial Reporting Standards (IFRS) requirements for measurement of and disclosures about fair value.  The amendments are not expected to have a significant impact on companies applying U.S. GAAP.  Key provisions of the amendment include:  a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity's net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used, and qualitative details about the sensitivity of the measurements.  In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed.  This ASU is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this ASU did not have a significant impact on the Company's fair value measurements, financial condition, results of operations, or cash flows.

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

The Letter of Credit is effective through February 22, 2013. The principal under the Letter of Credit shall be reduced every month or three months, as agreed between AKBN and the Company during the First Exploration Period, as defined under the PSC, by an amount equal to the sum spent by the Company on its Work Program obligations, as defined under the PSC, during such month or three months, such reductions to be effected in accordance with monthly or quarterly written statements issued by AKBN to the Company. As of September 30, 2012 the letter of credit was $1,500,000.

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

Total Orsett Agreement costs of $9,840,000 along with other payments related to the investment totaling $365,220 are included in the investment in oil and gas properties totaling $10,205,220 as of September 30, 2012. On June 25, 2012, the Company issued a stop order notice to its transfer agent under which the transfer agent was instructed to: not to remove the restrictive legends from the share certificates representing the Orsett Shares; not to effect or facilitate the transfer, assignment, conveyance or sale of any of the Orsett Shares; and not to effect the conversion of the Series B Preferred Stock into shares of common stock of the Corporation, unless the transfer agent receives the expressed written instructions of the Secretary of the Registrant.

The Company's investment in the Albania exploration blocks as of September 30, 2012 was $10,205,220. This investment consisted of acquisition costs related to the PSC totaling $50,000, and $850,000 for fees to consultants for locating and negotiating the Company's investment in the Albania exploration blocks, $265,220 for fees related to evaluations and assessments of the concession area, and $50,000 towards the $100,000 allocation for training and education for the first year exploration period. In addition, 3 million shares of common stock with a fair value of $1,170,000, plus 3,863,636 Preferred Shares Series B with a value of $7,820,000, were issued to Orsett for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties.

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

As of September 30, 2012 and December 31, 2011, the Company's investment in the Mubarek field oil and gas properties was zero.

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

On April 30, 2012, the Company paid approximately $112,000 to the Tribunal for estimated costs which are included in other current assets on the Consolidated Balance Sheets as of September 30, 2012. Both Sky and AKBN were required to pay the advances, however AKBN has failed to deliver its portion of the advance. If AKBN does not make the required payment, the Tribunal can request the advance be made by Sky ("the claimant"), however the Tribunal will proceed on the basis of the claimant's deposit on the condition that the claimant furnishes additional funds when the existing deposit becomes exhausted. The Tribunal will contact the claimant once a further advance is required.

Note 5 - Stockholders' Equity

Preferred Stock

We have authorized 10 million shares of $0.001 par value Series A Preferred Stock. There were no shares of Series A Preferred Stock outstanding as of September 30, 2012 and December 31, 2011, respectively.

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

In connection with the Series B designation and the Consultant Agreement, the Company issued 3,863,636 shares, with a fair value of $7,820,000. These shares were issued to the Consultant for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties in Albania. As of September 30, 2012 and December 31, 2011, 3,863,636 shares of Series B Preferred Stock were outstanding.

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

On October 1, and December 31, 2011, the Company granted 100,000 and 250,000 stock options, respectively, under the Non-U.S. Plan.  The options are exercisable at $0.18 and $0.25 per share, respectively, with vesting over the next three years and six months, respectively, and were valued at $17,326 and $36,134, respectively. In addition, the Chief Executive Officer was approved to receive 100,000 common shares valued at $15,000 and a consultant was approved to receive 15,000 common shares valued at $2,700. The common shares were both valued based on the quoted market price at date the shares were approved by the Board. The share certificates have not been issued.

On August 19, 2012, the Company granted 150,000 common shares valued at $24,000 to a new Advisory board member. The common shares were both valued based on the quoted market price at date the shares were approved by the Board. The share certificates have not been issued. On August 7, 2012, the Company granted 300,000 stock options under the Non-US Plan. The options are exercisable at $0.25 per share with vesting over the next three years and were valued at $55,350.

The 2011 and 2012 stock options fair value was determined using the following attributes and assumptions for each separate issuance: share prices ranging from $0.18 to $0.25, risk-free interest rates of approximately 1.05%, expected dividend yields of 0%, expected life of 4 and 4.5 years, and expected volatility of 218% to 291%.  The Company estimates forfeitures based on historical experience.

For the nine months ended September 30, 2012, the Company recorded $14,865 of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these stock option awards. No options were exercised for the three months ended September 30, 2012. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying stock option. In accordance with FASB ASC Topic No. 718 and No. 505, the fair value of each stock option grant was estimated on the date of the grant, using the Black-Scholes option-pricing model. As of September 30, 2012, there was approximately $50,992 of unrecognized compensation expenses related to non-vested stock option agreements.

A summary of stock options outstanding as of September 30, 2012, is as follows:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.18	750,000	5.71	$0.18	466,667	$0.18
$0.25	550,000	6.00	$0.25	250,000	$0.25
$0.50	200,000	4.10	$0.50	200,000	$0.50
$1.00	400,000	0.13	$1.00	400,000	$1.00
$1.29 - $1.88	800,000	2.28	$1.44	800,000	$1.44

The aggregate intrinsic value of exercisable options as of September 30, 2012 is $0.  The aggregate intrinsic value of options outstanding as of September 30, 2012 is $0.

The following is a summary of stock option activity for the nine months ended September 30, 2012 and for the year ended December 31, 2011:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2010	2,450,000	$0.85
Options canceled	(300,000)	(0.85)
Options granted	350,000	0.23
Balance, December 31, 2011	2,500,000	0.76	4.35
Options canceled	(100,000)	(0.50)
Options granted	300,000	0.25
Balance September 30, 2012	2,700,000	0.71	3.81

Exercisable, September 30, 2012	2,166,667	$0.85	3.23

Class A Units and Class A Warrants and Class B Units and Class B Warrants

In October 2011, the Company initiated subscriptions agreements for a non-brokered private placement to raise $1,000,000. Upon receipt of proceeds the Company will issue up to 4,000,000 Class A Units at $0.25 per unit to investors. Each Class A Unit consisted of one share of common stock of the Company, par value $0.001and one Class A Warrant.  Each Class A Warrant is exercisable to acquire one Class B Unit of the Company at an exercise price of $0.35 per Class B Unit until January 20, 2013. Each Class B Unit consists of one share of common stock of the Company, par value $0.001 and one Class B Warrant.  Each Class B Warrant is exercisable to acquire one common share of the Company, par value $0.001 at an exercise price of $0.60 per Class B Warrant Share until January 20, 2014. The Company received $860,000 in proceeds prior to the year ended December 31, 2011 for the offering, and received $140,000 after December, 31, 2011.The Company had received all $1,000,000 in proceeds as of September 30, 2012. As of September 30, 2012, 4,000,000 common shares and 4,000,000 Class A Warrants were also issued.

In connection with the offering of the Class A Units, the Corporation issued a reservation order reserving Common Shares for issuance as follows:

Warrant Class/ Exercise Price	Number of Shares Common Stock (Reserved)	Aggregate Exercise Price
Class A Warrants (US$0.35)	4,000,000	$1,400,000
Class B Warrants (US$0.60)	4,000,000	$2,400,000
Total	8,000,000	$3,800,000

In May 2012, the Company initiated subscriptions agreements for a non-brokered private placement to raise $500,000. Upon receipt of proceeds in May 2012, the Company issued 2,000,000 Class A Units at $0.25 per unit to an investor. Each Class A Unit consisted of one share of common stock of the Company, par value $0.001and one Class A Warrant. Each Class A Warrant is exercisable to acquire one Class B Unit of the Company at an exercise price of $0.35 per Class B Unit until May 14, 2013. Each Class B Unit consists of one share of common stock of the Company, par value $0.001 and one Class B Warrant. Each Class B Warrant is exercisable to acquire one common share of the Company, par value $0.001 at an exercise price of $0.60 per Class B Warrant Share until May 14, 2014. The Company received $500,000 in proceeds as of September 30, 2012.

In connection with the offering of the Class A Units, the Corporation issued a reservation order reserving Common Shares for issuance as follows:

Warrant Class/ Exercise Price	Number of Shares Common Stock (Reserved)	Aggregate Exercise Price
Class A Warrants (US$0.35)	2,000,000	$700,000
Class B Warrants (US$0.60)	2,000,000	$1,200,000
Total	4,000,000	$1,900,000

Note 6 - Income Taxes

For the three months ended September 30, 2012, the Company had net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2012, the Company has accumulated operating losses totaling approximately $39.8 million. The net operating loss carry forwards will begin to expire in 2020 if not utilized. The Company has recorded net operating losses in each year since its inception through September 30, 2012. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that, the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at September 30, 2012 and December 31, 2011.

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

The Company’s wholly owned subsidiaries have prepared the required foreign tax returns for the years ended December 31, 2005 through December 31, 2008. Foreign taxes of approximately $33,000 have been recorded for tax years 2005 through 2008, and are included in accrued expenses. Management has engaged qualified firms to identify and prepare foreign tax returns for filing for the years ended December 31, 2005 through 2011. The Company believes amounts due, if any, would not be material due to changes in Cyprus tax laws during those periods, and due to net operating losses from foreign operations carried forward.

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

A procedural calender was issued by the Tribunal for Arbitration proceedings. The Statement of Defense was filed by AKBN on June 22, 2012. Sky Petroleum filed its Statement of Reply on August 3, 2012.

Note 8 - Subsequent Events

Sky Petroleum filed its Request for Documents in connection with the Arbitration on October 31, 2012.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (which we refer to as the “SEC”) on September 30, 2012. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Our management has included projections and estimates in this Quarterly Report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

Summarizing the data, Dumre has deepening potential given that a VSP at 6,015m showed "potential seismic reflector at 6,250m" in 1995. Total depth is 6,119m in 5/3/2004 hole and 7" casing cement channeled up to ~800m restricting 7" cut-and-pull options to drill greater than ' 5 3/4 side-track around top-of-fish at 5,942m but there is potential to drill a ' 5 3/4 side-track for geological information that will reach carbonates and prove a reservoir for later development. Seismic unreliability through salt has made predicting top carbonate difficult historically.

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
A Statement of Claim was filed with the Tribunal on April 24, 2012, by the Company. The Statement of Defense was filed by AKBN on June 22, 2012. Sky Petroleum filed its Statement of Reply on August 3, 2012. Sky Petroleum filed its Request for Documents on October 31, 2012.

On April 30, 2012, the Company paid approximately $112,000 to the Tribunal for estimated costs which are included in other current assets on the Consolidated Balance Sheets as of September 30, 2012. Both Sky and AKBN were required to pay the advances, however AKBN has failed to deliver its portion of the advance. If AKBN does not make the required payment, the Tribunal can request the advance be made by Sky ("claimant"), however the Tribunal will proceed on the basis of the claimant's deposit on the condition that the claimant furnishes additional funds when the existing deposit becomes exhausted. The Tribunal will contact the claimant once a further advance is required.

Accordingly, Sky Petroleum intends to continue to vigorously pursue its rights and remedies against the Defendants under the mandatory arbitration provision in Article 21 of the PSC.

The Company's investment in the Albania exploration blocks as of September 30, 2012 was $10,205,220. This investment consisted of acquisition costs related to the PSC totaling $50,000, and $850,000 for fees to consultants for locating and negotiating the Company's investment in the Albania exploration blocks, $850,000 for fees related to evaluations and assessments of the concession area, and $50,000 towards the $100,000 allocation for training and education for the first year exploration period. In addition, 3 million shares of common stock with a fair value of $1,170,000, plus 3,863,636 Preferred Shares Series B with a value of $7,820,000, were issued to Orsett for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties.

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

Comparison of the Statement of Operations for the three months ended September 30, 2012 and September 30, 2011

We had no revenues from operations for the three months ended September 30, 2012 and September 30, 2011, respectively. We do not anticipate having any further revenues from operations until we are able to successfully conclude arbitration with AKBN and complete exploration and development work in the Concession Areas. Revenue from operations, if any, will be dependent on our ability to obtain adequate financing and develop wells in the Concession Area.

We had a net loss of $358,787 for the three months ended September 30, 2012, and a net loss of $291,166 for the three months ended September 30, 2011.

For the three months ended September 30, 2012, total expenses increased to $362,444 from $291,204 for the three months ended September 30, 2011, an increase of $71,240 or 24%, which related primarily to  increases in legal expenses of $193,750, net of decreases in travel expenses of $154, other general and administrative expenses of $678, and consulting expenses of $123,443.

During the three months ended September 30, 2012, we incurred legal and accounting expenses of $213,496 ($19,746, Q3 2011); travel expenses of $21,329 ($21,483, Q3 2011); consulting services expenses of $36,037 ($159,480, Q3 2011); and general and administrative expenses of $88,860 ($88,182 Q3 2011). We had income from interest of $3,657 for the three months ended September 30, 2012, compared to $38 for the three months ended September 30, 2011.

Comparison of the Statement of Operations for the nine months ended September 30, 2012 and September 30, 2011

We had a net loss of $1,367,673 for the nine months ended September 30, 2012, and a net loss of $1,197,274 for the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, total expenses increased to $1,379,817 from $1,197,839 for the nine months ended September 30, 2011, an increase of $181,978 or (13)%, which related primarily to  increases in legal expenses of $568,376, net of decreases in travel expenses of $101,896, other general and administrative expenses of $51,592, and consulting expenses of $235,907.

During the nine months ended September 30, 2012, we incurred legal and accounting expenses of $736,461 ($168,085, Q3 2011); travel expenses of $77,881 ($179,777, Q3 2011); consulting services expenses of $195,497 ($431,404, Q3 2011); and general and administrative expenses of $361,998 ($413,590, Q3 2011). We had income from interest of $12,144 for the nine months ended September 30, 2012, compared to $565 for the nine months ended September 30, 2011.

The Company is reducing all operating expenses throughout the remainder of 2012, until the arbitration proceedings are completed.

We anticipate that we will incur significant costs in connection with the arbitration and may seek third-party arbitration funding to satisfy such expenditures.

Liquidity and Capital Resources

A component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing to fund our Albania projects. Our only source of internal operating cash flow historically has been derived from our participation interest in the Mubarek Field, which ceased production at the end of 2009. We had cash on hand of $152,135, and a restricted CD of $1,500,000 as of September 30, 2012.

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

Net cash used in operating activities during the nine months ended September 30, 2012 was $1,037,718 as compared to net cash used in operating activities of $1,121,212 for the comparable period in 2011, a decrease of $83,494. This decrease in cash used in operations is a result a decrease in expenses in 2012 related to various travel, consulting and general and administrative expenses, offset by an increase in expenses related to arbitration. Net cash used in investing activities during the nine months ended September 30, 2012, was $55,931, compared to $1,616,778 for the same period in 2011, for the purchase of fixed assets. Net cash provided by financing activities was $640,000 for the nine months ended September 30, 2012, compared to $0 for the same period in 2011, due to private placement in 2012.

Total assets as of September 30, 2012, were $12,092,590 compared to total assets of $12,407,459 as of December 31, 2011. Stockholders' equity as of September 30, 2012 was $11,275,556 compared to stockholders’ equity of $11,988,364 as of December 31, 2011. The decrease in assets and stockholders’ equity was primarily related to cash used in operations for the nine months ended September 30, 2012.

As of September 30, 2012, we had current assets of $1,846,207, including cash and cash equivalents of $152,135.  We had current liabilities of $817,034.  The Company had $1,029,173 of working capital at September 30, 2012 compared to $1,739,932 at December 31, 2011.

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

Sky Petroleum anticipates that it will be required to raise capital during the remainder of 2013 to fund its ongoing working capital requirements and arbitration costs.

In October 2011, the Company initiated subscriptions agreements for a non-brokered private placement to raise $1,000,000. Upon receipt of proceeds the Company will issue up to 4,000,000 Class A Units at $0.25 per unit to investors. Each Class A Unit consisted of one share of common stock of the Company, par value $0.001 and one Class A Warrant.  Each Class A Warrant is exercisable to acquire one Class B Unit of the Company at an exercise price of $0.35 per Class B Unit until January 20, 2013. Each Class B Unit consists of one share of common stock of the Company, par value $0.001 and one Class B Warrant.  Each Class B Warrant is exercisable to acquire one common share of the Company, par value $0.001 at an exercise price of $0.60 per Class B Warrant Share until January 20, 2014. The Company received $1,000,000 in proceeds as of September 30, 2012. As of September 30, 2012, the 4,000,000 common shares and 4,000,000 Class A Warrants were issued.

In May 2012, the Company initiated subscriptions agreements for a non-brokered private placement to raise $500,000. Upon receipt of proceeds in May 2012, the Company issued 2,000,000 Class A Units at $0.25 per unit to an investor. Each Class A Unit consisted of one share of common stock of the Company, par value $0.001and one Class A Warrant. Each Class A Warrant is exercisable to acquire one Class B Unit of the Company at an exercise price of $0.35 per Class B Unit until May 14, 2013. Each Class B Unit consists of one share of common stock of the Company, par value $0.001 and one Class B Warrant. Each Class B

Warrant is exercisable to acquire one common share of the Company, par value $0.001 at an exercise price of $0.60 per Class B Warrant Share until May 14, 2014. The Company received $500,000 in proceeds as of September 30, 2012.

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

During the quarter and nine months ended September 30, 2012, we had no other material transactions affecting our liquidity and capital resources other than those described above.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the quarter and nine months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable. There were no sales of unregistered securities during the quarter ended September 30, 2012.

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

November 14, 2012