Form 10-K
period 2012-12-31
SKY PETROLEUM, INC.
filed 2013-03-29
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $10,180,306.

The number of shares of the Registrant’s Common Stock outstanding as of March 22, 2013 was 68,118,709.

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

-	risks related to our limited operating history:
-
risks and uncertainty related to the arbitration proceeding involving our production sharing contract with the Ministry of Economy, Trade and Energy of Albania, acting through the National Agency of Natural Resources of Albania;

-	risks related to our properties and proposed exploration, development and operations in Albania;
-	risks related to our reliance on third parties to complete certain activities in Albania;
-	risks related to our ability to perform and satisfy our obligations under the terms of our production sharing contract;
-	risks related to licensing, government regulations and approvals in the countries in which we operate, including Albania;
-	risks and uncertainty related to our legal rights under the participation agreement for the Mubarek Field;
-	risks related to our need to raise additional capital to fund litigation, planned exploration and development, operational expenditures and working capital requirements;
-	risks related to the historical losses and expected losses in the future and our ability to continue as a going concern;
-	risks related to our dependence on our executive officers;
-	risks related to fluctuations in oil and natural gas prices;
-	risks related to exploratory activities, drilling for and producing oil and natural gas;
-	risks related to liability claims from oil and gas operations;
-	risks related to legal compliance costs and litigation expenditures;
-	risks related to the unavailability of drilling equipment and supplies;
-	risks related to competition in the oil and natural gas industry;
-	risks related to period to period comparison of our financial results;
-	risks related to our securities, including trading activity, price fluctuation and volatility;
-	risks related to our ability to raise capital or enter into joint venture or working interest arrangements to complete exploration and development programs on acceptable terms, if at all; and
-	political, social and cultural risks associated with operations and conducting business in foreign countries.

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

Subsequent to December 31, 2012, the Arbitration took place before the Tribunal at the International Dispute Resolution Centre in London, UK between February 18th and February 22nd, 2013.  At the conclusion of the arbitration hearing, the Chairman of the Tribunal indicated the Tribunal expected to produce a written decision in three months.   Sky Petroleum intends to continue to vigorously pursue its rights and remedies against AKBN under the mandatory arbitration provision in Article 21 of the PSC. See “Legal Proceedings,” below.

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

On December 31, 2009, the Company received written notice from Buttes that Buttes unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Buttes also notified Sastaro that the Concession Agreement, dated December 29, 1969, between His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field (the “Concession Agreement”) was terminated. Buttes has stated that it handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009. Management is exercising its rights under the Participation Agreement and intends to protect our interests and our investment in the Mubarek Field. To date, Sky continues to seek discussions with Crescent regarding the Participation Agreement.

The operator of the drilling program, Crescent, secured a drilling rig and began drilling the first well, Mubarek H2, which was completed during the second quarter of 2006 at a total depth of 15,020 feet (drilled depth). The second well Mubarek K2-ST4 was completed on October 4, 2007, with a total depth of 13,533 feet. Since the Mubarek H2 well was completed it has produced a total of 150,413 gross barrels of oil as of December 31, 2010. Since the Mubarek K2-ST4 well was completed, it has produced a total of 149,471 gross barrels of oil as of December 31, 2010. The Company had no drilling activities during the years ended December 31, 2012 and 2011.

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

As of December 31, 2012, the Company had three wholly-owned subsidiaries, two incorporated in Cyprus: Sastaro Limited (“Sastaro”) and Bekata Limited ("Bekata”) which owns 100% of Sastaro and a third Sky Petroleum (Albania) Inc., a Cayman Islands corporation and qualified branch in Albania, incorporated for the purposes of holding and operating our interests in the Concession Area (as defined below) in Albania.

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

The McKinsey Report was not prepared in compliance with Section 1200 of Regulation S-K standards for oil and gas reserves and only reports reserve potential.   You should not place undue reliance on the McKinsey Report.

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

The Company’s investment in the Albania exploration blocks as of December 31, 2012 was $10,205,220.  The investment consisted of acquisition costs related to the PSC as follows: signing bonus $50,000, training and education $50,000, $850,000 for fees to consultants for locating and negotiating our investment in the Albania exploration blocks, and $265,220 for fees related to evaluations and assessments of the concession area.  In addition, 3 million shares of common stock of the Company with a fair value of $1,170,000, plus 3,863,636 Preferred Shares Series B of the Company with a value of $7,820,000, were issued to the Consultant for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties in Albania.

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

Subsequent to year end, the Arbitration took place before the Tribunal at the International Dispute Resolution Centre in London, UK between February 18th and February 22nd, 2013.  At the conclusion of the arbitration hearing, the Chairman of the Tribunal indicated the Tribunal expected to produce a written decision in three months.   Sky Petroleum intends to continue to vigorously pursue its rights and remedies against AKBN under the mandatory arbitration provision in Article 21 of the PSC. See “Legal Proceedings,” below.

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

In December 2009, we received written notice from Crescent, the operator of the Mubarek Field, through its wholly owned subsidiary Buttes that Buttes had unilaterally and solely determined that the Mubarek Field had reached the end of its economic life. Accordingly, the Concession Agreement, dated December 29, 1969, between His Highness Sheikh Sultan bin Mohamed Al-Qassimi III, The Ruler of Sharjah, UAE and Buttes with respect to the Mubarek Field was terminated. Buttes have stated that it had handed over the Mubarek Field operations and facilities to representatives of His Highness Sheikh Sultan bin Mohamed Al-Qassimi III on December 28, 2009.

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

 Other Projects:

Komi Republic - Russian Federation

In 2007, we acquired a minority stake in the development of an oilfield in the Komi Republic of the Russian Federation by acquiring a 3.9% interest, subject to dilution, in Pechora Energy through its UK parent company, Concorde Oil & Gas Plc. (“Concorde”). This acquisition was essentially a carried interest. Pechora Energy holds the production license for the Luzskoye field in the Komi Republic. During March 2010, Concorde’s directors noted that Concorde was in the process of disposing its operating assets to one of its majority shareholders - Kuwait Energy Company (“KEC”). The completion of this transaction is subject to a number of conditions, including regulatory consents, bank consent, and approval of KEC shareholders. As a result of these events, and as of December 31, 2010, the investment in this project was impaired to zero. As of December 31, 2012, the Company has not received any proceeds related to the disposition of these assets.

Employees and Consultants

As of December 31, 2012, we have retained the services of the following consultants and employees:

•	Michael Noonan serves as our interim Chief Financial Officer, Vice President - Corporate, and Secretary, under a consulting agreement; and

•	Shafiq Ur Rahman serves as our Manager of Finance and Administration under an employment agreement.

The Company does not currently carry key-man life insurance on key management.

On February 5, 2007, we entered into a letter agreement with virtualcfo, Inc. (d/b/a/ vcfo), engaging the services of vcfo to provide oversight and guidance to our finance and accounting team. Under the agreement vcfo will assign staff members to assist us and will provide CFO level support, including assisting with operational and public reporting requirements, oversight and guidance of finance and accounting matters, and such other assistance as needed by our finance and accounting team. The Company ended its relationship with vcfo in 2012.

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

On November 21, 2011, we entered into a consultant service agreement (the “CEO Agreement”) with ETDDM Corporation (“ETDDM”), effective December 1, 2011 (the “Effective Date”). Pursuant to the CEO Agreement, the Company appointed one of ETDDM's directors, Tobias Gondorf in his capacity as director of ETDDM, as interim Chief Executive Officer (“Interim CEO”). The term of the CEO Agreement is for a one year period beginning on the Effective Date and continuing on a month to month basis thereafter until terminated; provided however, that the board of directors of the Company has the right to terminate the CEO Agreement following a 90 day probationary period or upon the appointment of a full time CEO. Either party may terminate the CEO Agreement with 30 days written notice. Pursuant to the terms of the CEO Agreement, the Company will compensate ETDDM for the services of Mr. Gondorf as Interim CEO as follows:

(a)	a signing bonus of 100,000 shares of common stock of the Company (the “Bonus Shares”), issuable within ten business days of Mr. Gondorf's appointment as Interim CEO;

(b)	a consultant fee of $15,000 per month, payable in accordance with the Company's standard payment practices;

(c)
commencing on March 1, 2012, a retention fee of 150,000 shares (the “Retention Shares”) for each three month period of service as the Interim CEO under the CEO Agreement, and payable each June 1, September 1, December 1 and March 1, thereafter during Mr. Gondorf's service as the Interim CEO; and

(d)
a grant of 250,000 stock options (the “Stock Options”) under the Company's stock option plan, exercisable to acquire shares of common stock at $0.25 per share, and vesting on the six month anniversary of such grant or immediately upon change of control of the Company.

On July 3, 2012, Tobias Gondorf resigned as interim chief executive officer of Sky Petroleum. Mr. Gondorf’s resignation and ETDDM’s notice of termination served result in the termination of the CEO Agreement between the Company and ETDDM dated November 21, 2011 and filed with the SEC as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 28, 2011.

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

Albania

Petroleum operations in the Republic of Albania and the PSC are generally governed by the Laws of the Republic of Albania, including the following laws and regulations:-    Law No. 7746 dated 28.07.1993 “Petroleum Law (Exploration and Production)”, as amended (the “Petroleum Law”).

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

SEC Rules and Regulations

Our oil and gas reporting disclosure obligations with the SEC are regulated under Section 1200 of Regulation S-K and Rule 4-10 of Regulation S-X.

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

•	Reserves must be estimated through the use of reliable technology in addition to flow tests and production history;

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

UAE, Mubarek Field	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Sales
Oil (bbls)	—	—	1,521
Oil and natural gas sales
Oil sales	$—	$—	$85,570
Average sales price
Oil ($ per bbl)	$—	$—	$56.26
Average production cost
Total ($ per bbl)	$—	$—	$3.00

Productive Wells and Acreage

As of December 31, 2012, we had no productive wells or acreage.

Undeveloped Acreage

Other than as noted in the Albania projects, the Company does not have any undeveloped acreage.

Drilling Activities

The Company had no drilling activities during the years ended December 31, 2012 and 2011.

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
In November 2011, AKBN delivered a letter to Sky Petroleum alleging material breach of the PSC and providing notice of termination pursuant to Section 24.2(a) of the PSC for failures to commence its initial work program, deliver a bank guarantee, open an office in Albania and establish an Exploration Advisory Committee. On December 23, 2011, Sky Petroleum delivered Notice of Arbitration under the Arbitration Rules of the United Nations Commission on Internal Trade Law to AKBN and to the Ministry of Economy, Trade and Energy of Albania to institute an arbitration proceeding for breach of the PSC in accordance with Article 21of the PSC. The arbitration occurred from February 18 - 22, 2013 and the Chairman of the Tribunal indicated the Tribunal expected to produce a written decision within three months.

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

We are dependent upon the continued services of Karim Jobanputra, our principal executive officer and chairman of the board and Michael Noonan, our interim chief financial officer, vice president, corporate and secretary, who have significant experience in the oil and gas industry. We do not carry key person insurance on their lives. Mr. Jobanputra and Mr. Noonan are entrepreneurs and may not dedicate 100% of their business efforts to the business of Sky. Our executive officers and directors have other business interests, some of which may be in the oil and gas industry, and may serve on the board of directors or provide consulting services for other companies. The loss of the services of either of our executive officers, through incapacity or otherwise, would be costly to us and would require us to seek and retain other qualified personnel. See “Directors, Executive Officers, and Corporate Governance” below.

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

The market price of our common stock on the OTCBB has ranged from a high of $0.20 and a low of $0.08 during the twelve-month period ended December 31, 2012. As of March 22, 2013, the market price for our common stock closed at $0.10 on the OTCBB. See “Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities”. We cannot assure you that the market price of our common stock will not significantly fluctuate from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, operating results and financial condition.

Broker-dealers may be discouraged from effecting transactions in our common stock because our common shares are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 as amended (“Exchange Act”), impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a penny stock. Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the OTCBB during the period from November 6, 2003 to December 31, 2012 ranged between a high of $3.20 and a low of $0.03 per share, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

A broker-dealer selling penny stock to anyone other than an established customer or accredited investor, generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

There is substantial doubt about our ability to continue our activities as a going concern, which may hinder our ability to obtain future financing.

The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations, and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations. Due to the uncertainty of our ability to meet our current operating expenses, in their report on the annual financial statements for the years ended December 31, 2012, our independent auditors included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the company. The continuation of our business is dependent upon us raising additional financial support, and maintaining profitable operations. The issuance of additional equity securities by us could result in a substantial dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If the Company should fail to continue as a going concern, you may lose the value of your investment in the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Our principal corporate and executive offices are located at 401 Congress Avenue, Suite 1540, Austin, Texas 78701. Our telephone number is (512) 687-3427. We rent our corporate office space on a month-to-month basis at $2,000 per month. We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

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

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any material pending or threatened litigation or of any proceedings known to be contemplated by governmental authorities which are, or would be, likely to have a material adverse effect upon us or our operations, taken as a whole other than stated below. There are no material proceedings pursuant to which any of our directors, officers or affiliates or any owner of record or beneficial owner of more than 5% of our securities or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us.

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
The dispute will be arbitrated before a panel of three arbitrators ("Tribunal"), all of which have been appointed. The provisional budget as submitted by the Tribunal totals CHF 310,000.
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

On April 30, 2012, the Company paid approximately $112,000 (CHF 100,000) to the Tribunal for the first tranche of the provisional budget which are included in other current assets on the Consolidated Balance Sheets as of December 31, 2012. Both Sky and AKBN were required to pay the advances, however AKBN failed to deliver its portion of the advance. Subsequent to the year end, AKBN again failed to deliver its portion of the balance of the provisional budget, therefore the Company paid CHF 210,000 to the Tribunal.

A procedural calender was issued by the Tribunal for Arbitration proceedings. The Statement of Defense was filed by AKBN on June 22, 2012. Sky Petroleum filed its Statement of Reply on August 3, 2012. Sky Petroleum filed its Request for Documents in connection with the Arbitration on October 31, 2012.

Subsequent to year end, the Arbitration took place before the Tribunal at the International Dispute Resolution Centre in London, UK between February 18th and February 22nd, 2013.  At the conclusion of the arbitration hearing, the Chairman of the Tribunal indicated the Tribunal expected to produce a written decision in three months.

Sky Petroleum intends to continue to vigorously pursue its rights and remedies against the Defendants under the mandatory arbitration provision in Article 21 of the PSC.

The Company's investment in the Albania exploration blocks as of December 31, 2012, was $10,205,220. This investment consisted of acquisition costs related to the PSC totaling $50,000, and $850,000 for fees to consultants for locating and negotiating the Company's investment in the Albania exploration blocks; $265,220 for fees related to evaluations and assessments of the concession area, and $50,000 towards the $100,000 allocation for training and education for the first year exploration period. In addition, 3 million shares of common stock with a fair value of $1,170,000, plus 3,863,636 Preferred Shares Series B with a value of $7,820,000, were issued to Orsett for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties.

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

The high and low bid quotations of our common stock on the OTCBB as reported by the FINRA were as follows:

Period	High	Low
2012
First Quarter	$0.17	$0.08
Second Quarter	$0.19	$0.09
Third Quarter	$0.20	$0.10
Fourth Quarter	$0.20	$0.10
2011
First Quarter	$0.60	$0.40
Second Quarter	$0.49	$0.35
Third Quarter	$0.42	$0.15
Fourth Quarter	$0.25	$0.10

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As of December 31, 2012, the closing bid quotation for our common stock was $0.16 per share as quoted by the OTCBB. On March 22, 2013, the closing bid quotation on our common stock was $0.10 as quoted by the OTCBB.

Holders

As of March 22, 2013, we had 68,118,709 shares of common stock issued and outstanding, held by 31 registered stockholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,100,000	$0.66	4,500,959
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)
We have two stock option plans: a stock incentive plan for non-U.S. residents and a stock incentive plan for U.S. residents. Our stock incentive plan for non-U.S. residents authorizes the issuance of stock options to acquire up to 10% of our issued and outstanding shares of common stock (currently 6,811,870 shares, based on 68,118,709 issued and outstanding shares of common stock at December 31, 2012) , and our stock incentive plan for U.S. residents authorizes the issuance of stock options to acquire up to a maximum of 3,321,600 shares of common stock (less the number of shares issuable upon exercise of options granted by us under all other stock incentive plans on the date of any grant under the U.S. plan). As of December 31, 2012, 950,000 options were granted under the U.S. plan and 1,150,000 options were granted under the non-U.S. plan. A total of 5,661,870 options are available for grant under the Non-U.S. Plan and a total of 1,221,600 are available for grant under the U.S. Plan.

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

Sales of Unregistered Securities

During the year ended December 31, 2012, the Company sold and issued the following securities that were not registered under the Securities Act of 1933, as amended.

On August 17, 2012, we granted 150,000 shares of common stock to Peter Briger, Chairman of the Advisory Board.

On December 6, 2012, we granted 100,000 shares of common stock to Jaloul Ayed, member of the Advisory Board.

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

Overview and Plan of Operations

Our primary business is to identify opportunities to either make direct property acquisitions or to fund exploration or development of oil and natural gas properties of others under arrangements in which we will finance the costs in exchange for interests in the oil or natural gas revenue generated by the properties. Such arrangements are commonly referred to as farm-ins to us, or farm-outs by the property owners farming out to us. There can be no assurance that we will successfully implement our business strategy or meet our goals during the next twelve months.

Comparison of 2012 Statement of Operations to 2011 Statement of Operations

Net Losses:

During the year ended December 31, 2012 we had a net loss of $1,946,450 as compared to a net loss of $1,824,697 during the year ended December 31, 2011, for a total increase in losses of $121,753.

We did not generate any revenue from operations in 2012 or 2011.
We do not expect to generate any operating revenue until we complete exploration and development on our properties.

Operating expenses:

Total operating expenses in 2012 of $1,961,853 as compared to total operating expenses of $1,825,272 for 2011, increased in total in 2012 by $136,581 or 7%. The operating expenses increased in 2012 primarily attributable to increases in expenses for legal expenses related to Arbitration ($890,544 in 2012; $429,326 in 2011;) of $461,218, increases in other general and administrative expenses ($645,240 in 2012; $543,009 in 2011) of $102,231, and decreases in consulting fees ($316,569 in 2012; $602,216 in 2011) of $285,647. The increase in the other general and administrative expenses is primarily attributable to rent for the Dubai and Albania offices. Operating expenses decreased in 2012 for travel expenses ($98,881 in 2012; $243,109 in 2011; ) of $144,228, offset by increases in share based compensation expense ($93,302 in 2012; $68,029 in 2011) of $25,273. We expect operating expenses to decrease in 2013 as we wrap-up arbitration expenses and our expenditures and obligations under the PSC.

General and administrative expenses are expected to remain flat in 2013 compared to 2012 as we fund expenditures and hire additional employees and consultants in connection with our exploration and development of activities in Albania. Expenses may also increase if we elect to pursue additional projects or properties.

Liquidity and Capital Resources

A component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing to fund our Albania projects. Our only source of internal operating cash flow historically has been derived from our participation interest in the Mubarek Field, which ceased production at the end of 2009. We had cash on hand of approximately $46,058 at December 31, 2012, plus restricted cash of $1,500,000, totaling $1,546,058.

Since inception, we have financed our cash flow requirements through the issuance of equity and revenue from our working interest in the Mubarek Field, which terminated production in 2009. We have no revenue from operations and do not expect any revenues from operations for the foreseeable future.

We anticipate that we will be required to raise additional funds in 2013 to finance the arbitration and meet our minimum working capital requirements. Additionally we anticipate that we may require additional financing to fund exploration and development obligations under the PSC activities and our on-going litigation through common stock or preferred stock offerings, debt financings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment working capital.

The current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements. If we are unable to obtain financing through equity investments, we will seek alternative financing solutions including, but not limited to, credit facilities, debenture issuances or third party funding of our arbitration.

Net cash used in operating activities during the year ended December 31, 2012 was $1,143,796 as compared to net cash used in operating activities of $1,548,902 for the comparable period in 2011, an decrease of $405,106. Cash used in investing activities in 2012 of $55,930 for purchase of fixed assets and a surety bond, as compared to $1,616,778 in 2011. Cash from investing activities was $640,000 for 2012 for the private placement proceeds compared to $860,000 in 2011.

Total assets as of December 31, 2012 were $11,962,233 compared to total assets of $12,407,459 as of December 31, 2011.  Stockholder’s equity as of December 31, 2012 was $10,775,216 compared to stockholders’ equity of $11,988,364 as of December 31, 2011. The decrease in assets and stockholder’s equity was primarily related to cash outflows and continued losses.

As of December 31, 2012, we had current assets of $1,718,470 including cash and cash equivalents of $1,546,058. We had current liabilities of $1,187,017 resulting in working capital of $531,453 as compared to $1,739,932 for the same period ended 2011.

Over the next twelve months, we anticipate that our working capital requirements will increase due to the continued costs associated with the arbitration proceeding related to the PSC.  We anticipate that we will raise additional capital through equity, debt or other securities offerings during 2013 to fund the arbitration, exploration and working capital requirements.  Alternatively, we may explore joint venture, work-in or other arrangements for exploration, development or other activities on our projects or third party funding arrangements to fund the arbitration.

On January 8, 2013 the Company agreed to obtain loans through the offer of 8% Convertible Promissory Notes due January 8, 2014 (the “Notes”) in the aggregate amount of up to US$1,000,000 (the “Offering”). The Notes are convertible into shares of common shares of the Company (“Common Shares”) at a conversion price of US$0.25 per share (the “Conversion Price”) and interest on the Notes is payable in cash or, at the option of the Company, in-kind in Common Shares at the Conversion Price.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management for each period presented herein. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents and restricted cash. Fair values were assumed to approximate carrying values for cash, cash equivalents, and accounts payable and accrued expenses because they are short term in nature and their carrying amounts approximate fair values as they are payable on demand.

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

As of December 31, 2009, the Company had accumulated impairment of $15,468,368 on the Mubarek Field wells as a result of the full cost ceiling test for the years 2006 through 2009. As of December 31, 2012 and 2011, the net carrying value of the Company’s investment in these wells was $0.

During the year ended December 31, 2012 the Company had incurred $10,205,220 in acquisition and development costs for oil and gas projects in Albania.  These costs, relate to the PSC with the Ministry of Economy, Trade and Energy of Albania. Sales of proved and unproved properties are accounted for as an adjustment of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and natural gas reserves, in which case the gain or loss is recognized.

Revenue is recognized in the period in which title to the petroleum or natural gas transfers to the purchaser.

Income taxes

We follow the Financial Accounting Stardards Board ("FASB") guidance issued within ASC Topic No. 740, Accounting for Income Taxes, for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

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

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as other general and administrative expense. There was no interest or other general and administrative expenses accrued or recognized related to income taxes for the year ended December 31, 2012 and 2011, respectively. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the year ended December 31, 2012 or during any prior years. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

Contractual Obligations

Leases

The Company rents office facilities in Austin, Texas on a month to month basis, totaling approximately $30,000 per year.

The Company leases office facilities in Dubai, United Arab Emirates, under a one year operating lease agreement that expires on October 24, 2013, totaling approximately $38,000 per year.

The Company leases office facilities in Tirana, Albania on a month to month basis, totaling approximately $50,000 per year.

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

The principal under the Letter of Credit shall be reduced every month or three months, as agreed between AKBN and the Company during the First Exploration Period, as defined under the PSC, by an amount equal to the sum spent by the Company on its Work Program obligations, as defined under the PSC, during such month or three months, such reductions to be effected in accordance with monthly or quarterly written statements issued by AKBN to the Company. As of December 31, 2012 the letter of credit was $1,500,000. The Letter of Credit was effective through February 22, 2013. On March 29, 2013, the Letter of Credit expired and restricted cash was relieved.

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

Subsequent to year end, the Arbitration took place before the Tribunal at the International Dispute Resolution Centre in London, UK between February 18th and February 22nd, 2013.  At the conclusion of the arbitration hearing, the Chairman of the Tribunal indicated the Tribunal expected to produce a written decision in three months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sky Petroleum, Inc.

We have audited the accompanying consolidated balance sheets of Sky Petroleum, Inc. and subsidiaries, as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sky Petroleum, Inc. and subsidiaries, as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company will need additional working capital to fund operations. This condition raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ WHITLEY PENN LLP

Dallas, Texas March 29, 2013

Sky Petroleum, Inc.
Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$46,058	$605,784
Restricted cash	1,500,000	1,500,000
Other current assets	172,412	53,243
Total Current Assets	1,718,470	2,159,027

Investment in oil and gas properties, net	10,205,220	10,205,220
Fixed assets, net	23,775	28,444
Deposits and other assets	14,768	14,768
Total Assets	$11,962,233	$12,407,459

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable and accrued liabilities	$1,114,139	$419,095
Accounts payable, related party	72,878	$—
Total Current Liabilities	1,187,017	419,095

Commitments and contingencies

Stockholders’ equity:
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Series B Preferred stock, no par value, 5,000,000 shares authorized, 3,863,636 issued and outstanding	7,820,000	7,820,000
Common stock, $0.001 par value, 150,000,000 shares authorized, 68,118,709 and 61,868,709 shares issued and outstanding, respectively	68,119	61,869
Additional paid-in capital	43,274,539	42,547,487
Accumulated deficit	(40,387,442)	(38,440,992)
Total Stockholders’ Equity	10,775,216	11,988,364

Total Liabilities and Stockholders’ Equity	$11,962,233	$12,407,459

The accompanying notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc. Consolidated Statement of Operations

	Year Ended December 31.
	2012	2011
Oil revenues	$—	$—
Expenses:
Depreciation	10,599	7,612
Legal and accounting	890,544	429,326
Travel	98,881	243,109
Consulting services	316,569	602,216
Other general and administrative	645,260	543,009
Total expenses	1,961,853	1,825,272
Net operating loss	(1,961,853)	(1,825,272)
Interest income	15,403	575
Net loss	$(1,946,450)	$(1,824,697)

Net loss per share - basic and diluted	$(0.03)	$(0.03)
Weighted average number of common shares outstanding basic and diluted	67,386,523	62,326,791

The accompanying notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2012 and 2011

	Preferred Series B Shares	Preferred Series B Amount	Common Shares	Common Shares Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2010	3,863,636	$7,820,000	61,868,709	$61,869	$41,619,458	$(36,616,295)	$12,885,032
Proceeds from private placement for 4,000,000 Class A Units and 4,000,000 Class A Warrants	—	—	—	—	860,000	—	860,000
Stock issued to Consultants	—	—	—	—	—	—	—
Stock issued to Directors	—	—	—	—	15,000	—	15,000
Stock based compensation	—	—	—	—	53,029	—	53,029
Net loss	—	—	—	—	—	(1,824,697)	(1,824,697)
Balance at December 31, 2011	3,863,636	7,820,000	61,868,709	61,869	42,547,487	(38,440,992)	11,988,364
Proceeds from private placement for 4,000,000 Class A Units and 4,000,000 Class A Warrants	—	—	6,000,000	6,000	634,000	—	640,000
Stock issued to Directors	—	—	250,000	250	40,750	—	41,000
Stock based compensation	—	—	—	—	52,302	—	52,302
Net loss	—	—	—	—	—	(1,946,450)	(1,946,450)
Balance at December 31, 2012	3,863,636	$7,820,000	68,118,709	$68,119	$43,274,539	$(40,387,442)	$10,775,216

The accompanying notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended
	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net loss	$(1,946,450)	$(1,824,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,599	7,612
Share based compensation	93,302	68,029
Changes in operating assets and liabilities:
Other current assets	(69,169)	26,477
Accounts payable and accrued liabilities	767,922	173,677
Net cash used in operating activities	(1,143,796)	(1,548,902)
Cash flows from investing activities:
Purchase of fixed assets	(5,930)	(26,778)
Investment in Albania Oil and Gas	—	(90,000)
Purchases of surety-bond	(50,000)
Purchases of CD for bank guarantee	—	(1,500,000)
Net cash used in investing activities	(55,930)	(1,616,778)
Cash flows from financing activities:
Proceeds from private placement	640,000	860,000
Net cash provided by financing activities	640,000	860,000
Net decrease in cash and cash equivalents	(559,726)	(2,305,680)
Cash and cash equivalents at the beginning of period	605,784	2,911,464
Cash and cash equivalents at the end of period	$46,058	$605,784

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

On December 23, 2011, Sky Petroleum delivered Notice of Arbitration under the Arbitration Rules of the United Nations Commission on Internal Trade Law to National Agency of Natural Resources and to the Ministry of Economy, Trade and Energy of Albania to institute an arbitration proceeding against the Ministry of Economy, Trade and Energy of Albania, acting by and through AKBN, for breach of the PSC in accordance with Article XXI of the PSC. The arbitration proceeding arises out of the alleged termination of the PSC in breach of the expressed termination provisions in Article 24 of the PSC. See "Contingencies" in Note 7 to Consolidated Financial Statements for further details.

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

Note 2 - Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America pursuant to the rules and regulations of the SEC and stated in US dollars.

Basis of Consolidation

The financial statements present the consolidated accounts of the Company and its wholly owned subsidiaries, Bekata, Sastaro and Sky Petroleum (Albania). All intercompany account balances and transactions have been eliminated.

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

As of December 31, 2012, the net carrying value of the Company's investment in the Mubarek wells was $0.

As of December 31, 2012, the Company has incurred $10,205,220 in acquisition and development costs for oil and gas projects in Albania.  These costs relate to the Production Sharing Contract with the Ministry of Economy, Trade and Energy of Albania approved as of December 17, 2010.

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

Income Taxes

We follow the guidance issued within Accounting Standards Codification ("ASC") Topic No.740, Income Taxes, for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

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

The Company's wholly owned subsidiaries have prepared required foreign tax returns that were due for the years ended December 31, 2005 through 2011. The Company has accrued approximately $33,000. This amount includes potential tax liabilities, penalties and interest which will be due upon filing the returns with the appropriate countries.

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

Basic and Diluted Net Loss Per Share

Net loss per share is presented in accordance FASB ASC Topic No. 260, Earnings Per Share. Basic net loss per share is computed based on the weighted average shares of common stock outstanding for the period. Common stock equivalents which represent stock options (approximately 2,100,000 stock options) and warrants (approximately 12,000,000 warrants), have been excluded from the computation of diluted net loss per share at as their effect is anti-dilutive.  There were 4,000,000 remaining warrants that are outstanding as of March 29, 2013, 8,000,000 warrants expired on January 20, 2013.

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

On August 10, 2011, the Company delivered a bank guarantee in the form of a letter of credit under the terms of the PSC with AKBN. In connection with the bank guarantee, Sky Petroleum deposited the principal balance of the $1,500,000 promissory note with Texas Citizens Bank N.A. to secure payment under the letter of credit. Subsequently, $1,500,000 was transferred to a certificate of deposit (“CD”) with the issuing bank.  The issuing bank has the right of offset with the CD for any amounts used under the letter of credit. As of March 29. 2013 the Letter of Credit had matured and the proceeds were moved to unrestricted cash.

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and natural gas sold to purchasers. As of December 31, 2012 and December 31, 2011, the Company did not have any oil or natural gas imbalances recorded. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

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

The Letter of Credit is effective through February 22, 2013. The principal under the Letter of Credit shall be reduced every month or three months, as agreed between AKBN and the Company during the First Exploration Period, as defined under the PSC, by an amount equal to the sum spent by the Company on its Work Program obligations, as defined under the PSC, during such month or three months, such reductions to be effected in accordance with monthly or quarterly written statements issued by AKBN to the Company. As of December 31, 2012 the letter of credit was $1,500,000. On February 22, 2013 the Letter of Credit expired and restricted cash was relieved.

Sky Petroleum or an affiliated entity designated by Sky Petroleum will serve as operator under the Agreement. Sky Petroleum intends to use affiliated entities to hold and operate the Concession Area. Sky Petroleum Albania was organized for the purpose of holding and operating the Concession Area.On December 23, 2011, Sky Petroleum delivered Notice of Arbitration under the Arbitration Rules of the United Nations Commission on Internal Trade Law to National Agency of Natural Resources and to the Ministry of Economy, Trade and Energy of Albania to institute an arbitration proceeding against the Ministry of Economy, Trade and Energy of Albania, acting by and through AKBN, for breach of the PSC in accordance with Article XXI of the PSC. The arbitration proceeding arises out of the alleged termination of the PSC in breach of the expressed termination provisions in Article 24 of the PSC. See "Contingencies" in the Notes to Consolidated Financial Statements for further details.

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

The fair market value of the total 3 million common shares issued to Orsett was approximately $1,170,000, and the fair market value of the 3,863,636 shares ("Orsett Shares") issued for Preferred Series B Stock of $7,820,000 have been included in oil and gas investments as of December 31, 2012. The fair value of the preferred stock was determined using quoted market prices along with internally developed models that primarily use, as inputs, observable market-based parameters, and other valuation adjustments made to ensure that financial instruments are recorded at fair value.

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

Total Orsett Agreement costs of $9,840,000 along with other payments related to the investment totaling $365,220 are included in the investment in oil and gas properties totaling $10,205,220 as of December 31, 2012. On June 25, 2012, the Company issued a stop order notice to its transfer agent under which the transfer agent was instructed to: not to remove the restrictive legends from the share certificates representing the Orsett Shares; not to effect or facilitate the transfer, assignment, conveyance or sale of any of the Orsett Shares; and not to effect the conversion of the Series B Preferred Stock into shares of common stock of the Corporation, unless the transfer agent receives the expressed written instructions of the Secretary of the Registrant.

The Company's investment in the Albania exploration blocks as of December 31, 2012 was $10,205,220. This investment consisted of acquisition costs related to the PSC totaling $50,000, and $850,000 for fees to consultants for locating and negotiating the

Company's investment in the Albania exploration blocks, $265,220 for fees related to evaluations and assessments of the concession area, and $50,000 towards the $100,000 allocation for training and education for the first year exploration period. In addition, 3 million shares of common stock with a fair value of $1,170,000, plus 3,863,636 Preferred Shares Series B with a value of $7,820,000, were issued to Orsett for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties.

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

As of December 31, 2012 and December 31, 2011, the Company's investment in the Mubarek field oil and gas properties was zero.

Note 4 – Restricted Cash and Bank Guarantee

On August 10, 2011, the Company delivered a bank guarantee in the form of a letter of credit under the terms of the PSC with AKBN. In connection with the bank guarantee, Sky Petroleum made a cash deposit of $1,500,000 with Texas Citizens Bank N.A. in 2011. The cash deposit is considered restricted cash.

The Letter of Credit was effective through February 22, 2013. The principal under the Letter of Credit shall be reduced every month or three months, as agreed between AKBN and the Company during the First Exploration Period, as defined under the PSC, by an amount equal to the sum spent by the Company on its Work Program obligations, as defined under the PSC, during such month or three months, such reductions to be effected in accordance with monthly or quarterly written statements issued by AKBN to the Company. As of March 29, 2013 the Letter of Credit had expired and the restricted cash was relieved.

Note 5 - Stockholders' Equity

Preferred Stock

We have authorized 10 million shares of $0.001 par value Series A Preferred Stock. There were no shares of Series A Preferred Stock outstanding as of December 31, 2012 and December 31, 2011, respectively.

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

In connection with the Series B designation and the Consultant Agreement, the Company issued 3,863,636 shares, with a fair value of $7,820,000. These shares were issued to the Consultant for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties in Albania. As of December 31, 2012 and December 31, 2011, 3,863,636 shares of Series B Preferred Stock were outstanding.

On June 25, 2012, the Company issued a stop order notice to its transfer agent under which the transfer agent was instructed to: not to remove the restrictive legends from the share certificates representing the Orsett Shares; not to effect or facilitate the transfer, assignment, conveyance or sale of any of the Orsett Shares; and not to effect the conversion of the Series B Preferred Stock into shares of common stock of the Corporation, unless the transfer agent receives the expressed written instructions of the Secretary of the Registrant. The Company has determined that Orsett breached numerous terms of the Consulting Agreement and committed other actions that resulted in substantial harm and damage to the Company and its shareholders.

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

On June 1, 2012, the Company granted 150,000 shares to an employee. These common shares were valued at $22,500 based on the quoted market price at that date.

On August 19, 2012, the Company granted 150,000 common shares valued at $24,000 to a new Advisory board member. Additonally, on October 11, 2012, the Company granted 100,000 common shares valued at $17,000 to a second Advisory board member. The common shares were all valued based on the quoted market price at date the shares were approved by the Board. The share certificates have been issued. On August 7, 2012, the Company granted 300,000 stock options under the Non-US Plan. The options are exercisable at $0.25 per share with vesting over the next three years and were valued at $56,767.

The 2012 and 2011 stock options fair value was determined using the following attributes and assumptions for each separate issuance: share prices ranging from $0.18 to $0.25, risk-free interest rates of approximately 1.55%, expected dividend yields of 0%, expected life of 4 years, and expected volatility of 207% to 291%.  The Company estimates forfeitures based on historical experience.

For the twelve months ended December 31, 2012, the Company recorded $29,802 of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these stock option awards. No options were exercised for the year ended December 31, 2012. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying stock option. In accordance with FASB ASC Topic No. 718 and No. 505, the fair value of each stock option grant was estimated on the date of the grant, using the Black-Scholes option-pricing model. As of December 31, 2012, there was approximately $90,646 of unrecognized compensation expenses related to non-vested stock option agreements.

A summary of stock options outstanding as of December 31, 2012, is as follows:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.18	750,000	5.46	$0.18	500,000	$0.18
$0.25	550,000	5.75	$0.25	250,000	$0.25
$0.50	200,000	3.85	$0.50	200,000	$0.50
$1.29	600,000	2.74	$1.29	600,000	$1.29

The aggregate intrinsic value of exercisable options as of December 31, 2012 is $0.  The aggregate intrinsic value of options outstanding as of December 31, 2012 is $0.

The following is a summary of stock option activity for the twelve months ended December 31, 2012 and for the year ended December 31, 2011:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2010	2,450,000	$0.85
Options canceled	(300,000)	(0.85)
Options granted	350,000	0.23
Balance, December 31, 2011	2,500,000	0.76	4.35
Options canceled	(700,000)	(1.18)
Options granted	300,000	0.25
Balance, December 31, 2012	2,100,000	0.55	4.61

Exercisable,December 31, 2012	1,550,000	$0.66	4.27

Class A Units and Class A Warrants and Class B Units and Class B Warrants

In October 2011, the Company initiated subscriptions agreements for a non-brokered private placement to raise $1,000,000. Upon receipt of proceeds the Company issued 4,000,000 Class A Units at $0.25 per unit to investors. Each Class A Unit consisted of one share of common stock of the Company, par value $0.001and one Class A Warrant.  Each Class A Warrant is exercisable to acquire one Class B Unit of the Company at an exercise price of $0.35 per Class B Unit until January 20, 2013, which have expired subsequent to year-end. Each Class B Unit consists of one share of common stock of the Company, par value $0.001 and one Class B Warrant.  Each Class B Warrant is exercisable to acquire one common share of the Company, par value $0.001 at an exercise price of $0.60 per Class B Warrant Share until January 20, 2014. The Company received $860,000 in proceeds prior to the year ended December 31, 2011 for the offering, and received $140,000 in 2012.The Company had received all $1,000,000 in proceeds as of December 31, 2012. As of December 31, 2012, 4,000,000 common shares and 4,000,000 Class A Warrants were also issued.

In connection with the offering of the Class A Units, the Corporation issued a reservation order reserving Common Shares for issuance as follows:

Warrant Class/ Exercise Price	Number of Shares Common Stock (Reserved)	Aggregate Exercise Price
Class A Warrants (US$0.35)	4,000,000	$1,400,000
Class B Warrants (US$0.60)	4,000,000	$2,400,000
Total	8,000,000	$3,800,000

In May 2012, the Company initiated subscriptions agreements for a non-brokered private placement to raise $500,000. The Company issued 2,000,000 Class A Units at $0.25 per unit to an investor in May 2012. Each Class A Unit consisted of one share of common stock of the Company, par value $0.001and one Class A Warrant. Each Class A Warrant is exercisable to acquire one Class B Unit of the Company at an exercise price of $0.35 per Class B Unit until May 14, 2013. Each Class B Unit consists of one share of common stock of the Company, par value $0.001 and one Class B Warrant. Each Class B Warrant is exercisable to acquire one common share of the Company, par value $0.001 at an exercise price of $0.60 per Class B Warrant Share until May 14, 2014. The Company received $500,000 in proceeds as of December 31, 2012.

In connection with the offering of the Class A Units, the Corporation issued a reservation order reserving Common Shares for issuance as follows:

Warrant Class/ Exercise Price	Number of Shares Common Stock (Reserved)	Aggregate Exercise Price
Class A Warrants (US$0.35)	2,000,000	$700,000
Class B Warrants (US$0.60)	2,000,000	$1,200,000
Total	4,000,000	$1,900,000

Note 6 - Income Taxes

For the year ended December 31, 2012 the Company had net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2012, the Company has accumulated operating losses totaling approximately $34.3 million. The net operating loss carry forwards will begin to expire in 2020 if not utilized. The Company has recorded net operating losses in each year since its inception through December 31, 2012. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that, the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at December 31, 2012 and December 31, 2011.

Non-current deferred tax assets were as follows for the dates ended below:

	December 31,
	2012	2011
Net operating loss carryfowards	12,013,183	11,364,870
Impairment of investment	350,000	350,000
Less: valuation allowance	(12,363,183)	(11,714,870)
Net non-current deferred tax asset	—	—

All of the Company’s oil and gas properties are located offshore off the coast of Sharjah, UAE and in Albania, and there are no income taxes due as no earnings or dividends were distributed or repatriated.

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

Reconciliation between the income tax benefit determined by applying the applicable Federal statutory income tax rate to the pre-tax loss is as follows for the period indicated:

	Year Ended December 31,
	2012	2011
Tax benefit at statutory income tax rate	(681,258)	(638,644)
Stock based compensation	32,656	23,810
Meals and entertainment	289	1,734
Change in valuation allowance	648,313	613,100
Tax benefit reported	—	—

Note 7 - Contingencies

Leases

The Company has two leases on office facilities under operating lease agreements that expired(expires) on October 12, 2012 and October 30, 2013. Rent payments due under the lease for the next year is approximately $30,000. There are no additional amounts due after 2013. There is one other office lease on a month to month cancellable basis. Total rent expense was $109,000 in 2012, and $127,000 in 2011.

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

Under the terms of the Participation Agreement, the Company, through Sastaro, contributed in drilling and completion costs related to two in-fill wells, H2 and K2-ST4, for the right for the Registrant to participate in a share of their future production revenue.

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

Minimum Work Program	Minimum Expenditure in USD
G&G Evaluation1, (Minimum expenditures for G&G will be split $150,000 for blocks 4 & 5 and $50,000 for Dumre block.)	$200,000
Seismic Reprocessing (2D)	50,000
Seismic Acquisition (2D)2 150 km (Seismic acquisition: seismic acquisition will be split 100km in blocks 4 & 5 and 50km in Dumre block.)	1,230,000
Total Commitment	$1,500,000

Any additional exploration work in excess of the minimum amounts during any exploration period (whether G&G or exploration wells) may be credited against Sky Petroleum's minimum work obligations in subsequent exploration periods.  If Sky Petroleum fails to complete the minimum work program, Sky Petroleum may elect to pay AKBN the minimum expenditure amount.

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

Minimum Work Program	Minimum Expenditure in USD
G&G Evaluation	$150,000
2 Exploration Wells or 1 - 2000m (Drill one well in blocks 4 & 5 and another well in Dumre block. The wells are to be drilled to a minimum vertical depth of 2,000 meters or until it reaches the Carbonates of the Eocene or Cretaceous, whichever first occurs.)	3,000,000
Total Commitment	$3,150,000

At the end of the First Exploration Period or the Second Exploration Period, Sky Petroleum has the right, subject to AKBN approval, to extend such period by one year.  In such a case, the duration of the Second Exploration Period or the Third Exploration Period shall be reduced to one year.  Sky Petroleum may terminate the PSC at the end of any exploration period.

If during the exploration periods, Sky Petroleum discovers petroleum accumulations capable of commercial production within the Concession Area (a “Discovery Area”); it can submit to AKBN a development plan and commence development of the Discovery Area.  Sky Petroleum will have production rights of 25 years for each field (a “Production Area”) from the date of initial commercial production, which may be extended, at Sky Petroleum's option, for successive periods of five years on the same conditions, subject to approval by AKBN, which approval shall not be unreasonably withheld or delayed.  Sky Petroleum and AKBN will share profits from any commercial production of oil (after cost recovery by Sky Petroleum) based on a sliding scale formula, in which Sky Petroleum's share of profits will range from 96% to 100%.  All available production is subject to a 10% royalty tax and Sky Petroleum's profits are subject to a 50% Albania tax on petroleum profits.

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

Production Bonuses:

$150,000 on start-up of production from the Contract Area

$250,000 when average daily crude oil production over any consecutive ninety-day period reaches fifteen thousand (15,000) Barrels of oil per day

$500,000 when average daily crude oil production over any consecutive ninety-day period reaches thirty thousand (30,000) Barrels of oil per day.

Notice of Arbitration

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
The dispute will be arbitrated before a panel of three arbitrators ("Tribunal"), all of which have been appointed. The provisional budget as submitted by the Tribunal totals $350,000 (CHF 310,000).
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

On April 30, 2012, the Company paid approximately $112,000 (CHF 100,000) to the Tribunal for the first tranche of the provisional budget which are included in other current assets on the Consolidated Balance Sheets as of December 31, 2012. Both Sky and AKBN were required to pay the advances, however AKBN failed to deliver its portion of the advance. Subsequent to the year end, AKBN again failed to deliver its portion of the balance of the provisional budget, therefore the Company paid $238,000 (CHF 210,000) to the Tribunal.

A procedural calender was issued by the Tribunal for Arbitration proceedings. The Statement of Defense was filed by AKBN on June 22, 2012. Sky Petroleum filed its Statement of Reply on August 3, 2012. Sky Petroleum filed its Request for Documents in connection with the Arbitration on October 31, 2012.

Subsequent to December 31, 2012, the Arbitration took place before the Tribunal at the International Dispute Resolution Centre in London, UK between February 18th and February 22nd, 2013.  At the conclusion of the arbitration hearing, the Chairman of the Tribunal indicated the Tribunal expected to produce a written decision in three months.

Sky Petroleum intends to continue to vigorously pursue its rights and remedies against the Defendants under the mandatory arbitration provision in Article 21 of the PSC.

The Company's investment in the Albania exploration blocks as of December 31, 2012, was $10,205,220. This investment consisted of acquisition costs related to the PSC totaling $50,000, and $850,000 for fees to consultants for locating and negotiating the Company's investment in the Albania exploration blocks; $265,220 for fees related to evaluations and assessments of the concession area, and $50,000 towards the $100,000 allocation for training and education for the first year exploration period. In addition, 3 million shares of common stock with a fair value of $1,170,000, plus 3,863,636 Preferred Shares Series B with a value of $7,820,000, were issued to Orsett for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties.

The Arbitration took place before the Tribunal at the International Dispute Resolution Centre in London, UK between February 18th and February 22nd, 2013.  At the conclusion of the arbitration hearing, the Chairman of the Tribunal indicated the Tribunal expected to produce a written decision in three months.

Note 8 - Supplemental Financial Information for Oil and Gas Producing Activities (unaudited)

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

The assumptions used to compute the standardized measure are those prescribed by the FASB and the SEC. These assumptions do not necessarily reflect the Company's expectations of actual revenues to be derived from those reserves, nor their present value. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these reserve quantity estimates are the basis for the valuation process. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available.

The were no producing wells as of December 31, 2012 or 2011, related to the Blocks Four, Five and Dumre in Albania.

Mubarek Field Operations:

The Company's operations are directly related to oil and gas producing activities located offshore in the Arabian Gulf off of the coast of Sharjah, UAE.

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

As a result of these events the investment in the wells was impaired to zero, and therefore, the Company did not obtain estimated petroleum reserves as of December 31, 2012 or 2011.

Capitalized Costs Relating to Oil and Gas Producing Activities:

	2012	2011
Evaluated Properties:
Mubarek K2-ST4 Well	$13,173,901	$13,173,901
Mubarek H2 Well	13,457,501	13,457,501
Accumulated Depletion	(11,163,034))	(11,163,034))
Impairment	(15,468,368))	(15,468,368))
Total	$—	$—

Costs Incurred in Oil and Gas Producing Activities:

For the Years Ended December 31:	2012	2011
Acquisition of proved properties	$—	$—
Acquisition of unproved properties-Albania project	—	—
Development costs	—	—
Exploration costs	—	90,000
Total Costs Incurred	$—	$90,000

Results of Operations from Oil and Gas Producing Activities:

Year Ended December 31,
	2012	2011
Oil and gas revenues-Mubarek Field	$—	$—
Production costs-Mubarek Field	—	—
Exploration expenses	—	—
Depletion and depreciation	—	—
Impairment	—	—
Results of oil and gas producing operations before income taxes	—	—
Provision for income taxes	—	—
Results of Oil and Gas Producing Operations	$—	$—

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

Price and cost revisions are primarily the net result of changes in year-end prices, based on beginning of year reserve estimates. Quantity estimate revisions are primarily the result of the extended economic life of proved reserves and proved undeveloped reserve additions attributable to increased development activity. The standardized measure of the Company's proved crude oil and natural gas reserves at December 31, 2011 and 2010 is not provided as the wells were impaired to zero.

No income taxes have been provided above as future net cash flows are expected to be less than the Company's tax basis in the properties.

Changes in the Standardized Measure

There were no changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2011 and 2010.

Note 9 - Subsequent Events

On January 8, 2013 the Company agreed to obtain loans through the offer of 8% Convertible Promissory Notes due January 8, 2014 (the “Notes”) in the aggregate amount of up to US$1,000,000 (the “Offering”). The Notes are convertible into shares of common shares of the Company (“Common Shares”) at a conversion price of US$0.25 per share (the “Conversion Price”) and interest on the Notes is payable in cash or, at the option of the Company, in-kind in Common Shares at the Conversion Price.

The Note proceeds will be primarily used for the development of the Production Sharing Contract (“PSC”) with respect to the three exploration blocks, Four, Five and Dumre and to pay certain fees, expenses and obligations in connection with the arbitration related to the dispute with the Ministry of Economy, Trade, and Energy of Albania, acting by and through AKBN regarding the Company's PSC.

On January 18, 2013 the Company entered into a Note Purchase Agreement with one accredited investor outside the United States in connection with the Notes, in the principal amount of US$150,000. The Notes are convertible into Common Shares at the Conversion Price and interest on the Notes is payable in cash or, at the option of the Company, in-kind in shares of common stock of the Company at the Conversion Price. The Note Purchase Agreement contained customary representations and warranties. The offer and sale of the Note is the first part of an offer of Notes outside the United States to raise up to US$1,000,000.

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

Management conducted an evaluation of the design and operation of the Company’s internal control over financial reporting as of December 31, 2012 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company’s Board of Directors consists currently of four directors. Directors are elected for one-year terms and serve until their successors are elected and qualified. All of the executive officers of the Company are contractors of the Company. Executive officers of the Company are appointed for a one-year term and serve until their respective successors have been selected and qualified; provided, however, such officers are subject to removal at any time by the affirmative vote of a majority of the Board of Directors. The ages of the directors, executive officers and key employees are shown as of December 31, 2012.

Name	Position	Director/Officer Since	Age
Michael D. Noonan(1)	Interim Chief Financial Officer, Vice President, Corporate, Secretary and Director	August 25, 2005	53
Shafiq Ur Rahman	Manager of Finance and Administration	May 29, 2006	60
Karim Jobanputra(3)	Director (Principal Executive Officer)	November 2, 2005	48
Robert Curt(2)	Director	July 31, 2009	61
Mark Rachovides(4)	Director	August 8, 2012	49

(1)	Mr. Noonan was appointed as director on November 16, 2005. Mr. Noonan was appointed Secretary effective May 30, 2006. Mr. Noonan was appointed Interim Chief Financial Officer on August 11, 2008.

(2)	Mr. Curt was appointed as director on July 31, 2009 pursuant to its powers under the Company’s bylaws to fill vacant seats on the Board.

(3)	Mr. Jobanputra was appointed Interim Chief Executive Officer on September 12, 2007 until his resignation on December 1, 2011. He continues to serve as a director and Chairman of the Board.

(4)	Mr. Rachovides was appointed as director on August 8, 2012, pursuant to its powers under the Company’s bylaws to fill vacant seats on the Board.

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

Karim Jobanputra - Director/Principal Executive Officer. Karim Jobanputra is an entrepreneur and owns companies that do business mostly in the Middle East and Europe. Mr. Jobanputra has experience in the areas of corporate finance and international business development.  Mr. Jobanputra is an entrepreneur and dedicates less than 100% of his business efforts to the business of Sky.  Mr. Jobanputra has other business interests, some of which may be in the oil and gas industry, and serves on the board of directors and as an officer for private companies.  Mr. Jobanputra also works as a self-employed consultant based in the United Kingdom and has provided consulting services to companies in the areas of corporate finance and business development in the Asian and Middle East markets, including Indonesia, Qatar, Saudi Arabia, India and China.

Robert Curt – Director. Robert P. Curt has over thirty years of experience, primarily as an executive in marine transportation and supply related functions. He is currently a Director, Projects at Mallory, Jones, Lynch, Flynn and Assoc., an independent consultant to the marine industry. Mr. Curt retired from ExxonMobil in 2007 after assignments in a variety of positions up to and including General Manager Marine Transportation for ExxonMobil Refining & Supply Company and Managing Director, Qatar Gas Transport Company. He is also a Trustee of the US Merchant Marine Academy and a member of the American Bureau of Shipping’s Advisory Council and Nominating Committee and serves on the boards of two publicly traded shipping and ship building companies. Mr. Curt is a 1972 graduate of the U.S. Merchant Marine Academy and holds an MBA in Finance from Iona College.

Mark Rachovides - Director. Mark Rachovides is currently the Chairman of Deva Gold in Romania and is a well-known specialist in Eastern Europe and the Former Soviet Union (“FSU”) region. Mark served for over 11 years at the European Bank for Reconstruction and Development (“EBRD”). He is a member of Euromines Board and the Chairman of the Euromines Gold Group. Euromines is recognized as the representative body of the European metals and minerals mining industry. Previously he was Executive Vice President and Director of European Goldfields, a Gold Mining company listed in London and Toronto, as well as Vice President, Europe at Dundee Resources Limited. Mark has been involved in a wide variety of projects in Eastern Europe and the FSU. He was also a director of Uzhuralzoloto, one of Russia’s largest gold producers until recently and remains on the Board of Eurogas International, a company developing oil and gas projects in Tunisia. He has been involved with a number of public companies and natural resource projects in the region both as a company director and a financier. He has also written a number of articles and conference presentations for Euromines, the LBMA, the World Gold Council, PDAC, the Mining Journal, the Russia-Canada mining group and other bodies.

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

Corporate Governance

The Company’s Board of Directors is responsible for the Company’s Corporate Governance policies and has separately designated standing Compensation, Nominating, and Audit Committees. During 2012, the full Board handled the responsibilities of the designated committees until such time as qualified independent directors could be nominated and appointed to the Board and assigned to the committees. The Company’s Board determines independence based on the criteria for independence and un-relatedness prescribed by the Sarbanes-Oxley Act of 2002, and section 803A of the NYSE Amex Company Guide.

Compensation Committee

Compensation of the Company’s Chairman and other officers is recommended to the Board for determination by the Compensation Committee. The Compensation Committee develops reviews and monitors director and executive compensation and policies. The Compensation Committee is also responsible for annually reviewing the adequacy of compensation for directors and others and the composition of compensation packages. The Company’s Chairman cannot be present during the Committee’s deliberations or vote.

During 2012 the Compensation Committee had no members.  Accordingly, the members of the Company’s Board of Directors, as a whole, performed the functions and responsibilities of the Compensation Committee.

Nominating Committee

Nominees for the election to the Board of Directors are recommended by the Nominating Committee. The Company has adopted a formal written Board resolution addressing the nomination process and such related matters as may be required under federal securities laws. During 2012, the Corporate Governance and Nominating Committee had no members.  Accordingly, the members of the Company’s Board of Directors, as a whole, performed the functions and responsibilities of the Nominating Committee.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee

The Company’s Audit Committee Charter designated an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

During 2012, the Company’s Audit Committee had no members.  Accordingly, the members of the Company’s Board of Directors, as a whole, performed the functions and responsibilities of the Audit Committee. The Company has not identified an independent financial expert our its Board of Directors.

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

Our Code of Ethics is available at our website at www.skypetroleum.com. We intend to disclose any waiver from a provision of our code of ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our code of ethics on our website. No waivers were granted from the requirements of our Code of Ethics during the year ended December 31, 2012, or during the subsequent period from January 1, 2013, through the date of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock (“10% stockholders”), to file reports of ownership and changes in ownership with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely upon our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all of these filing requirements were satisfied by our officers, directors, and 10% stockholders in fiscal 2012.

ITEM 11. EXECUTIVE COMPENSATION

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other executives for the fiscal year ended December 31, 2012 is as follows:

Name and	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	Nonqualified Deferred	All other	Total
Principal Position						Compensation	Compensation Earnings	Comp.
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Noonan Corporate Secretary, Vice President Corporate, and Director(1)	2012 2011	72,500 152,400							72,500 152,400
Tobias Gondorf Interim Chief Executive Officer	2012 2011	60,000 15,000							60,000 15,000
Karim Jobanputra Chairman and Director(2)	2012 2011	7,500 266,400							7,500 266,400
Shafiq Ur Rahman Manager of Finance and Admin (3)	2012 2011	83,840 107,844							83,840 107,884

(1)
Includes $120,000 paid in consulting fees for services as VP Corporate, Corporate Secretary, and $30,000 in director fees. As of December 31, 2012 the amount due to Mr. Noonan in deferred and unpaid fees was $77,500

(2)
Mr. Jobanputra received $19,500 per month in compensation for his services as Chief Executive Officer for eleven months in 2011 and includes $30,000 in director fees. Mr. Jobanputra did not receive compensation for services in 2012 and $7,500 in directors fees. As of December 31, 2012 the amount due to Mr. Jobanputra is $22,500.

(3)	As of December 31, 2012 the amount due to Mr. Rahman was $24,000.

Executive Compensation Agreements and Summary of Executive Compensation

Report of the Board of Directors on Executive Compensation

During the year ended December 31, 2012, our Board of Directors was responsible for establishing compensation policy and administering the compensation programs of our executive officers.

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

Appointment and Resignation of Karim Jobanputra - Director/Principal Executive Officer

Mr. Karim Jobanputra was appointed as our Chief Executive Officer on September 5, 2007. On November 22, 2011 Karim Jobanputra submitted his resignation as CEO of the Company, effective December 1, 2011. Mr. Jobanputra's resignation was not the result of any disputes, claims or issues with the Company. Mr. Jobanputra will continue serving the Company as Chairman of the Board of Directors and Principal Executive Officer.

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

Equity Awards

The following table sets forth certain information concerning our outstanding options for our named executive officers and directors at December 31, 2012. Under our U.S. and non-U.S. Employee Stock Option Plans there is 1/3 vesting on the first anniversary of the grant and 1/3 vested each anniversary thereafter with terms between 7 and 10 years.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(1) (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Noonan	600,000			1.29	9/28/2015
	50,000	100,000		0.18	6/28/2020
Tobias Gondorf		250,000		0.25	12/1/2018
Shafiq Ur Rahman	50,000	100,000		0.18	6/28/2017
Karim Jobanputra	100,000	200,000		0.18	6/28/2017
Robert Curt	100,000	50,000		0.50	8/17/2016
	16,667	33,333		0.18	6/28/2020
Oliver J Whittle	50,000			0.50	8/17/2017
Mark Rachovides		300,000		0.25	8/8/2019

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

•	meeting fees of $1,200 per meeting and $600 per teleconference meeting, including committee meetings; and

•	reimbursement of expenses related to service in the capacity of a member of the Board.

Compensation Interlocks and Insider Participation

There were no compensation committee or board interlocks among the members of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of March 29, 2013, by each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock; our named executive officers; our directors; and all of our executive officers and directors as a group.

Name of Stockholder	Address	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Officers:
Michael Noonan, Interim Chief Financial Officer, Vice President, Corporate, Director	401 Congress Avenue Suite 1540 Austin, Texas USA 78701	314,687	0.01%
Karim Jobanputra, Chairman, Director	P.O. Box 82 Doha, State of Qatar	12,140,200	17.89%
Robert P. Curt Director	401 Congress Avenue Suite 1540 Austin, Texas USA 78701	—	**
Mark Rachovides Director	401 Congress Avenue Suite 1540 Austin, Texas USA 78701	200,000	**
All Officers & Directors as a Group		12,779,887	18.86%
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2012, except for the transactions described below, none of our directors, named executive officers or more-than-five-percent shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction, or in any proposed transactions which has materially affected or will materially affect us.

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

Consulting Agreement with VCFO

On February 5, 2007, we entered into a letter agreement with virtualcfo, Inc. (d/b/a/ vcfo), engaging the services of vcfo to provide oversight and guidance to the finance and accounting team. Under the Agreement, a Senior CFO at vcfo, was assigned to us to provide CFO level support, including assisting us with operational and public reporting requirements, oversight and guidance of finance and accounting matters, and such other assistance as needed by our finance and accounting team. The Company ended its relationship with vcfo in the third quarter of 2012.

Director Independence

As of December 31, 2012, we had four directors, two of which are considered independent directors:

•	Karim Jobanputra

•	Michael D. Noonan

•	Robert P. Curt (Independent)

•	Mark Rachovides (Independent)

An “independent” director is a director whom the Board of Directors has determined satisfies the requirements for independence section 803A of the NYSE Amex Company Guide.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s independent registered public accounting firm for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for 2012 and 2011 and reviews of the consolidated financial statements included in the Company’s Forms 10-K and 10-Q for 2012 and 2011 were approximately $71,000 and $69,000, respectively.

Audit-Related Fees

The aggregate fees billed by the Company’s independent registered public accounting firm for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above for 2012 and 2011 were $0.

Tax Fees

The aggregate fees billed by the Company’s independent registered public accounting firm for professional services for tax compliance, tax advice, and tax planning for 2012 and 2011 were approximately $9,000 and $34,000, respectively.

All Other Fees

The aggregate fees billed by the Company’s independent registered public accounting firm for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for 2012 and 2011 were $0.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY PETROLEUM, INC.

March 29, 2013	By:	/s/ KARIM JOBANPUTRA Karim Jobanputra Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/	KARIM JOBANPUTRA	Chairman	March 29, 2013
	Karim Jobanputra	(Principal Executive Officer)

/s/	MICHAEL D. NOONAN	Chief Financial Officer and Director	March 29, 2013
	Michael D. Noonan	(Principal Financial Officer and
Principal Accounting Officer)

/s/	ROBERT CURT	Director	March 29, 2013
Robert Curt

/s/	MARK RACHOVIDES	Director	March 29, 2013
Mark Rachovides