Form 10-Q
period 2013-03-31
SKY PETROLEUM, INC.
filed 2013-05-15
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Number of Shares outstanding at May 15, 2013: 68,118,709

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NOTE: These consolidated financial statements reflect the Company’s Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, and Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012.

Sky Petroleum, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,128,149	$46,058
Restricted cash	—	1,500,000
Other current assets	70,000	172,412
Total Current Assets	1,198,149	1,718,470

Investment in oil and gas properties, net	—	10,205,220
Fixed assets, net	21,225	23,775
Deposits and other assets	14,768	14,768
Total Assets	$1,234,142	$11,962,233

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$2,139,988	$1,187,017
Note Payable, related party	150,000	—
Total Current Liabilities	2,289,988	1,187,017

Commitments and contingencies

Stockholders' equity (deficit):
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Series B Preferred stock, no par value, 5,000,000 shares authorized, 3,863,636 issued and outstanding	7,820,000	7,820,000
Common stock, $0.001 par value, 150,000,000 shares authorized, 68,118,709 shares issued and outstanding, respectively	68,119	68,119
Additional paid-in capital	43,289,130	43,274,539
Accumulated deficit	(52,233,095)	(40,387,442)
Total Stockholders' equity (deficit):	(1,055,846)	10,775,216

Total Liabilities and Stockholders’ Equity (Deficit)	$1,234,142	$11,962,233

The accompanying Notes are an integral part of these condensed consolidated financial statements

Sky Petroleum, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31, 2013	March 31, 2012
Oil revenues	$—	$—
Expenses:
Depreciation	2,550	2,629
Arbitration expense	1,047,858	—
Legal and accounting	413,167	373,118
Travel	19,000	29,040
Consulting services	58,460	118,480
Impairment expense of oil & gas investment in Albania	10,205,220	—
Other general and administrative	99,398	151,241
Total expenses	11,845,653	674,508
Net operating loss	(11,845,653)	(674,508)
Interest income	—	5,694
Net loss	$(11,845,653)	$(668,814)

Net loss per share - basic and diluted	$(0.17)	$(0.01)
Weighted average number of common shares outstanding basic and diluted	68,383,709	65,794,863

The accompanying Notes are an integral part of these condensed consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(11,845,653)	$(668,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,550	2,629
Share based compensation	14,591	33,850
Impairment of oil & gas investment in Albania	10,205,220	—
Changes in operating assets and liabilities:
Other current assets	102,412	(55,971)
Accounts payable and accrued liabilities	952,971	244,238
Net cash used in operating activities	(567,909)	(444,068)
Cash flows from financing activities:
Proceeds from convertible debt issuance	150,000	—
Proceeds from private placement	—	140,000
Net cash provided by financing activities	150,000	140,000
Net decrease in cash and cash equivalents	(417,909)	(304,068)
Cash and cash equivalents at the beginning of period	1,546,058	605,784
Cash and cash equivalents at the end of period	$1,128,149	$301,716

The accompanying Notes are an integral part of these condensed consolidated financial statements.

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

On June 24, 2010, Sky entered into a Production Sharing Contract (“PSC”) with the Ministry of Economy, Trade and Energy of Albania, acting through the National Agency of Natural Resources of Albania (“AKBN”).  The PSC grants Sky Petroleum exclusive rights to three exploration blocks (Block Four, Block Five and Block Dumre) in the Republic of Albania (the “Concession Area”). The Concession Area covers approximately 1.2 million acres, representing approximately 20% of the landmass of Albania. The PSC had a seven-year term with three exploration periods.

On December 23, 2011, Sky Petroleum delivered Notice of Arbitration under the Arbitration Rules of the United Nations Commission on Internal Trade Law to National Agency of Natural Resources and to the Ministry of Economy, Trade and Energy of Albania to institute an arbitration proceeding against the Ministry of Economy, Trade and Energy of Albania, acting by and through AKBN, for breach of the PSC in accordance with Article XXI of the PSC. The arbitration proceeding arose out of the alleged termination of the PSC. On May 7, 2013, the Arbitration Tribunal ruled that (i) AKBN provided proper notice of the termination of the PSC to Sky Petroleum on July 22, 2011, for Sky Petroleum's failure to deliver a conforming bank guarantee to AKBN by July 22, 2011, and (ii) the PSC was properly terminated on November 17, 2011.  The Arbitration Tribunal ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774($501,511). As a result of the ruling, Sky Petroleum impaired its Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania by $10,205,220 to $0. See "Investment in Oil and Gas Properties" in the Notes to Consolidate Financial Statements for further details.

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

Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10-

Q Quarterly Report pursuant to certain rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, the interim unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the financial position and results of operations for each interim period shown in conformity with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

As of March 31, 2013, the net carrying value of the Company's investment in the Mubarek wells was $0.

As a result of the Arbitration ruling, Sky Petroleum impaired its Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania by $10,205,220 to $0. See Note 3 - Investment in Oil and Gas Properties - Arbitration Proceedings. As of March 31, 2013, the Company incurred $0 in acquisition and development costs for oil and gas projects in Albania.

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

The Company's wholly owned subsidiaries have prepared required foreign tax returns that were due for the years ended December 31, 2005 through 2012 totaling approximately $33,000 has been included for potential tax liabilities, penalties and interest which will be due upon filing the returns with the appropriate countries.

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

Basic and Diluted Net Loss Per Share

Net loss per share is presented in accordance FASB ASC Topic No. 260, Earnings Per Share. Basic net loss per share is computed based on the weighted average shares of common stock outstanding for the period. Common stock equivalents which represent stock options (approximately 2,100,000 stock options) and warrants (approximately 4,000,000 warrants), have been excluded from the computation of diluted net loss per share at as their effect is anti-dilutive. There were 4,000,000 remaining warrants that are outstanding as of March 31, 2013, 8,000,000 warrants expired on January 20, 2013.

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

On August 10, 2011, the Company delivered a bank guarantee in the form of a letter of credit under the terms of the PSC with
AKBN. In connection with the bank guarantee, Sky Petroleum deposited the principal balance of the $1,500,000 promissory note with Texas Citizens Bank N.A. to secure payment under the letter of credit. Subsequently, $1,500,000 was transferred to a certificate of deposit (“CD”) with the issuing bank. The issuing bank has the right of offset with the CD for any amounts used under the letter of credit. As of March 31, 2013 the Letter of Credit had matured and the proceeds were moved to unrestricted cash.

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and natural gas sold to purchasers. As of March 31, 2013, the Company did not have any oil or natural gas imbalances recorded. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

Note 3 - Investment in Oil and Gas Properties

Blocks Four, Five and Dumre in Albania:

On June 24, 2010, Sky Petroleum executed a PSC, covering three exploration blocks, Four, Five, and Dumre in the Republic of Albania totaling approximately 1.2 million acres representing approximately 20% of the landmass of Albania. Under the terms of the PSC, Sky Petroleum has agreed to undertake exploration work of a minimum of $3,150,000 on the blocks during three exploration periods over the next seven years commencing on the effective date of the PSC (January 3, 2011).

The PSC provided for a number of Sky Petroleum obligations, including, among other things, (a) establishing an office in Albania, (b) paying a signing bonus of $50,000 (c) preparing an exploration work program and budget, (c) designating three members to a nine member Exploration Advisory Committee: (d) providing AKBN with a bank guarantee for $1,500,000 to guarantee expenditures during the first exploration period within 90 days of the Effective Date (the “AKBN Bank Guarantee”), and (e) commencing performance of a minimum work program.

In addition, to the work program undertakings, Sky Petroleum also agreed to allocate $100,000 for training and education during each year of the Exploration period. On April 5, 2011, Sky paid $50,000 towards the $100,000 allocation for training and education for the first year exploration period related to the Albania concession area. Sky also paid a signing bonus of $50,000 in 2010.

Arbitration Proceedings

On December 23, 2011, Sky Petroleum delivered Notice of Arbitration under the Arbitration Rules of the United Nations Commission on Internal Trade Law to National Agency of Natural Resources and to the Ministry of Economy, Trade and Energy of Albania to institute an arbitration proceeding against the Ministry of Economy, Trade and Energy of Albania, acting by and through AKBN, for breach of the PSC in accordance with Article XXI of the PSC. The arbitration proceeding arose out of the termination of the PSC. On May 7, 2013, the Arbitration Tribunal ruled that the PSC was properly terminated on November 17, 2011, and ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774 ($501,511). This amount has been accrued for as of March 31, 2013 and included in accounts payable and accrued liabilities on the balance sheet.

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

The fair market value of the total 3 million common shares issued to Orsett was approximately $1,170,000, and the fair market value of the 3,863,636 shares issued for Preferred Series B Stock of $7,820,000. The fair value of the preferred stock was determined using quoted market prices along with internally developed models that primarily use, as inputs, observable market-based parameters, and other valuation adjustments made to ensure that financial instruments are recorded at fair value.

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

Total Orsett Agreement costs of $9,840,000 along with other payments related to the investment totaling $365,220 were impaired to $0 as of March 31, 2013. On June 25, 2012, the Company issued a stop order notice to its transfer agent under which the transfer agent was instructed to: not to remove the restrictive legends from the share certificates representing the Orsett Shares; not to effect or facilitate the transfer, assignment, conveyance or sale of any of the Orsett Shares; and not to effect the conversion of the Series B Preferred Stock into shares of common stock of the Corporation, unless the transfer agent receives the expressed written instructions of the Secretary of the Registrant.

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

As of March 31, 2013 and December 31, 2012, the Company's investment in the Mubarek field oil and gas properties was zero.

Note 4 – Restricted Cash and Bank Guarantee

On August 10, 2011, the Company delivered a bank guarantee in the form of a letter of credit under the terms of the PSC with AKBN. In connection with the bank guarantee, Sky Petroleum made a cash deposit of $1,500,000 with Texas Citizens Bank N.A. in 2011. On February 22, 2013 the Letter of Credit expired and restricted cash relieved.

Note 5 - Stockholders' Equity

Preferred Stock

We have authorized 10 million shares of $0.001 par value Series A Preferred Stock. There were no shares of Series A Preferred Stock outstanding as of March 31, 2013, respectively.

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

In connection with the Series B designation and the Consultant Agreement, the Company issued 3,863,636 shares, with a fair value of $7,820,000. These shares were issued to the Consultant for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties in Albania. As of March 31, 2013, 3,863,636 shares of Series B Preferred Stock were outstanding.

On June 25, 2012, the Company issued a stop order notice to its transfer agent under which the transfer agent was instructed to: not to remove the restrictive legends from the share certificates representing the Orsett Shares; not to effect or facilitate the transfer, assignment, conveyance or sale of any of the Orsett Shares; and not to effect the conversion of the Series B Preferred Stock into shares of common stock of the Corporation, unless the transfer agent receives the expressed written instructions of the Secretary of the Registrant. The Company has determined that Orsett breached numerous terms of the Consulting Agreement and committed other actions that resulted in substantial harm and damage to the Company and it's shareholders.

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

On August 19, 2012, the Company granted 150,000 common shares valued at $24,000 to a new Advisory board member. Additionally, on October 11, 2012, the Company granted 100,000 common shares valued at $17,000 to a second Advisory board member. The common shares were all valued based on the quoted market price at date the shares were approved by the Board. The share certificates have been issued. On August 7, 2012, the Company granted 300,000 stock options under the Non-US Plan. The options are exercisable at $0.25 per share with vesting over the next three years and were valued at $56,767.

The 2012 and 2011 stock options fair value was determined using the following attributes and assumptions for each separate issuance: share prices ranging from $0.18 to $0.25, risk-free interest rates of approximately 1.55%, expected dividend yields of 0%, expected life of 4 years, and expected volatility of 207% to 291%.  The Company estimates forfeitures based on historical experience.

For the three months ended March 31, 2013, the Company recorded $14,591 of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these stock option awards. No options were exercised for the three months ended March 31, 2013. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying stock option. In accordance with FASB ASC Topic No. 718 and No. 505, the fair value of each stock option grant was estimated on the date of the grant, using the Black-Scholes option-pricing model. As of March 31, 2013, there was approximately $76,055 of unrecognized compensation expenses related to non-vested stock option agreements.

A summary of stock options outstanding as of March 31, 2013, is as follows:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.18	750,000	5.22	$0.18	500,000	$0.18
$0.25	550,000	5.63	$0.25	250,000	$0.25
$0.50	200,000	3.60	$0.50	200,000	$0.50
$1.29	600,000	2.50	$1.29	600,000	$1.29

The aggregate intrinsic value of exercisable options as of March 31, 2013 is $0.  The aggregate intrinsic value of options outstanding as of March 31, 2013 is $0.

The following is a summary of stock option activity for the nine months ended March 31, 2013 and for the year ended December 31, 2012:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2011	2,500,000	$0.76	4.35
Options canceled	(700,000)	(1.18)
Options granted	300,000	0.25
Balance, December 31, 2012	2,100,000	0.55	4.61
Options canceled	—
Options granted	—
Balance, March 31, 2013	2,100,000	0.55	4.39

Exercisable, March 31, 2013	1,550,000	$0.66	4.03

Class A Units and Class A Warrants and Class B Units and Class B Warrants

In October 2011, the Company initiated subscriptions agreements for a non-brokered private placement to raise $1,000,000. Upon receipt of proceeds the Company will issue up to 4,000,000 Class A Units at $0.25 per unit to investors. Each Class A Unit consisted of one share of common stock of the Company, par value $0.001and one Class A Warrant.  Each Class A Warrant is exercisable to acquire one Class B Unit of the Company at an exercise price of $0.35 per Class B Unit until January 20, 2013. Each Class B Unit consists of one share of common stock of the Company, par value $0.001 and one Class B Warrant.  Each Class B Warrant is exercisable to acquire one common share of the Company, par value $0.001 at an exercise price of $0.60 per Class B Warrant Share until January 20, 2014. The Company received $860,000 in proceeds prior to the year ended December 31, 2011 for the offering, and received $140,000 after December, 31, 2011.The Company had received all $1,000,000 in proceeds as of March 31, 2013. As of March 31, 2013, 4,000,000 common shares were issued and 4,000,000 Class A Warrants and Class B Warrants had expired.

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

Note 6 - Note Payable

The Company unanimously approved to obtain loans through the offer of 8% Promissory Notes due January 8, 2014 (the "Notes") in the aggregate amount of up to $1,000,000 (the "Offering") for the purpose of raising working capital. The Notes are convertible into shares of common stock of the Company ("Common Shares") at a conversion price of $0.25 per share (the "Conversion Price") and interest on the Notes is payable in cash or, at the option of the Company, in-kind in Common Shares at the Conversion Price. On January 18, 2018, Mark Rachovides (a "Board Member") loaned the Company $150,000 related to the Offering, a total of 600,000 shares can be exercised up to January 8, 2014. The note payable principal and interest is due in full January 9, 2014.

Note 7 - Income Taxes

For the three months ended March 31, 2013, the Company had net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2013, the Company has accumulated operating losses totaling approximately $45.2 million. The net operating loss carry forwards will begin to expire in 2020 if not utilized. The Company has recorded net operating losses in each year since its inception through March 31, 2013. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that, the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at March 31, 2013.
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

Note 8 - Contingencies

Notice of Arbitration

On November 4, 2011, AKBN delivered a letter to Sky Petroleum that was untranslated. Sky Petroleum received an English translation on November 9, 2011.  The AKBN letter alleged material breach of the PSC and providing notice of termination pursuant to Section 24.2(a) of the PSC.  AKBN alleged breaches for failures to commence its initial working program, deliver a bank guarantee, open an office in Albania and establish an Exploration Advisory Committee.  Sky Petroleum responded to AKBN on November 10, 2011, and provided AKBN notice of its intent to institute an arbitration proceeding under the terms of the PSC against AKBN for breach of the PSC.
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
On April 30, 2012, the Company paid approximately $112,000 (CHF 100,000) to the Tribunal for the first tranche of the provisional budget which are included in other current assets on the Consolidated Balance Sheets as of December 31, 2012. Both Sky and AKBN were required to pay the advances, however AKBN failed to deliver its portion of the advance. During the quarter ended March 31, 2013, AKBN again failed to deliver its portion of the balance of the provisional budget, therefore the Company paid $238,000 (CHF 210,000) to the Tribunal.
The Arbitration took place before the Tribunal, at the International Dispute Resolution Centre in London, UK between February 18th and February 22, 2013.
On May 7, 2013, the Arbitration Tribunal ruled that the PSC was properly terminated on November 17, 2011, and ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774($501,511). As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $0, and for the period ended March 31, 2013, Sky Petroleum had an impairment charge of $10,205,220; and recorded a liability by $501,511(EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding.

Note 9 - Subsequent Events

On May 7, 2013, the Arbitration Tribunal issued ruled that (i) AKBN provided proper notice of the termination of the PSC to Sky Petroleum on July 22, 2011, for Sky Petroleum's failure to deliver a conforming bank guarantee to AKBN by July 22, 2011, and (ii) the PSC was properly terminated on November 17, 2011.  The Arbitration Tribunal ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774($501,511). As a result of the ruling, Sky Petroleum impaired its Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania by $10,205,220 to $0. See "Investment in Oil and Gas Properties - Arbitration Proceedings" in the Notes to Consolidate Financial Statements for further details.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (which we refer to as the “SEC”) on March 31, 2013. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Our management has included projections and estimates in this Quarterly Report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

Business and Exploration Activities

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

Sky Petroleum committed to undertake G&G; seismic acquisition and an exploration drilling program with minimum expenditure commitments totaling $3,150,000.

Under the terms of the PSC, Sky Petroleum was obligated to, among other things, (a) establish an office in Albania, (b) pay a signing bonus of $50,000; (c) prepare an exploration work program and budget, (c) designate three members to a six member Exploration Advisory Committee, (d) provide AKBN with a bank guarantee for $1,500,000 to guarantee expenditures during the first exploration period within 90 days of the Effective Date and (e) commence performance of a minimum work program.

Since June 24, 2010, the Ministry of Economy, Trade and Energy of Albania and AKBN has been subject to multiple transitions in leadership.  Since June 24, 2010, each of Mr. Dritan Prifti, Mr. Ilir Meta and Mr. Nasip Naco have served as the Minister of the Ministry of Economy, Trade and Energy of Albania, and AKBN has had several Executive Directors, including Mr. Taulant Musabelliu, Mr. Gjergj Thomai and Mr. Besjan Pesha.  Since the ratification of the PSC, Sky Petroleum patiently sought guidance from AKBN on the nature, scope and timing of deliverables through several meetings and exchanges with AKBN officials.

Mr. Pesha was appointed as Executive Director of AKBN on June 27, 2011, and management of Sky Petroleum met with Mr. Pesha and members of AKBN on July 15, 2011 to discuss Sky Petroleum’s undertakings and commitments under the PSC.  On July 22, 2011, Sky Petroleum received a fax from AKBN that improperly canceled a scheduled July 25, 2011 planning presentation and improperly stated that AKBN intended to take the necessary steps to terminate the PSC based on Article 24.2(a), citing Sky Petroleum’s failure to commence its initial working program, deliver a bank guarantee, open an office in Albania and establish an Exploration Advisory Committee.  Sky Petroleum responded by objecting to AKBN’s cancellation of the July 22, 2011 meeting and proposed that AKBN withdraw its mandate to termination the PSC.  On August 10, 2011, Sky Petroleum management met with AKBN and delivered the bank guarantee to AKBN in the form of a letter of credit from Texas Citizens Bank, N.A.

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

On November 4, 2011, AKBN delivered an untranslated letter to Sky Petroleum. Sky Petroleum received an English translation on November 9, 2011.  The AKBN letter alleged material breach of the PSC and providing notice of termination pursuant to Section 24.2(a) of the PSC.  AKBN alleged breaches for failures to commence its initial working program, deliver a bank guarantee, open an office in Albania and establish an Exploration Advisory Committee.  Sky Petroleum responded to AKBN on November 10, 2011, and provided AKBN notice of its intent to institute an arbitration proceeding under the terms of the PSC against AKBN for breach of the PSC.

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
The Company paid approximately $342,000 to the Tribunal for estimated costs. Both Sky and AKBN were required to pay the advances, however AKBN has failed to deliver its portion of the advance.

On May 7, 2013, the Arbitration Tribunal ruled that the PSC was properly terminated on November 17, 2011, and ruled Sky Petroleum to reimburse AKBN for fees and expenses in connection with the Arbitration.

The Company's expenditures related to the Albania exploration blocks consisted of acquisition costs totaling $50,000, and $850,000 for fees to consultants for locating and negotiating the Company's investment in the Albania exploration blocks, $850,000 for fees related to evaluations and assessments of the concession area, and $50,000 towards the $100,000 allocation for training and education for the first year exploration period. In addition, 3 million shares of common stock with a fair value of $1,170,000, plus 3,863,636 Preferred Shares Series B with a value of $7,820,000, were issued to Orsett for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties.

As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $0, and for the period ended March 31, 2013, Sky Petroleum had an impairment charge of $10,205,220; and recorded a liability by $501,511 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding.

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

Comparison of the Statement of Operations for the three months ended March 31, 2013 and March 31, 2012

We had no revenues from operations for the three months ended March 31, 2013 and March 31, 2012, respectively. Revenue from operations, if any, will be dependent on our ability to obtain Oil and Gas properties and successfully develop such properties.

We had a net loss of $11,845,653 for the three months ended March 31, 2013, and a net loss of $668,814 for the three months ended March 31, 2012. On May 7, 2013, the Arbitration Tribunal issued ruled that the PSC was properly terminated on November 17, 2011, and ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774($501,511). As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $0, and for the period ended March 31, 2013, Sky Petroleum had an impairment charge of $10,205,220; and recorded a liability by $501,551 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding.

For the three months ended March 31, 2013, total expenses increased to $11,845,653 from $674,508 for the three months ended March 31, 2012, an increase of $11,171,145 or 1,656%, which related primarily to impairment expenses in Albania of $10,205,220; arbitration expense of $1,047,858,  increases in legal expenses of $40,049, net of decreases in travel expenses of $10,040, other general and administrative expenses of $51,843, and consulting expenses of $60,020.

During the three months ended March 31, 2013, we incurred impairment expense in Albania Oil and Gas of $10,205,220; legal and accounting expenses of $413,167 ($373,118, Q1 2012); travel expenses of $19,000 ($29,040, Q1 2012); consulting services expenses of $58,460 ($118,480, Q1 2012); and general and administrative expenses of $99,398 ($151,241 Q1 2012). We had income from interest of $0 for the three months ended March 31, 2013, compared to $5,694 for the three months ended March 31, 2012.

The Company reduced all operating expenses. The Company is reviewing strategic options related to its future operations and capital requirements.

Liquidity and Capital Resources

A component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing to fund our Albania projects. Our only source of internal operating cash flow historically has been derived from our participation interest in the Mubarek Field, which ceased production at the end of 2009. We had cash on hand of $1,128,149 as of March 31, 2013.

Since inception, we have financed our cash flow requirements through the issuance of equity and revenue from our working interest in the Mubarek Field, which terminated production in 2009. We have no revenue from operations and do not expect any revenues from operations for the foreseeable future.

We anticipate that we will be required to raise additional funds in 2013 to meet our minimum working capital requirements. We intend to fund these obligations through common stock or preferred stock offerings, debt financings and bank borrowings, to the extent available. The current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements.

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

Net cash used in operating activities during the three months ended March 31, 2013 was $567,909 as compared to net cash used in operating activities of $444,068 for the comparable period in 2012, an increase of $123,841. This increase in cash used in operations is a result increased accrued liabilities and one-time expenses. Net cash provided by financing activities was $150,000 for three months ended March 31, 2013 due to the issuance of convertible debt, compared to $140,000 for the same period in 2012 due to private placement in 2012.

Total assets as of March 31, 2013, were $1,234,142 compared to total assets of $11,962,233 as of December 31, 2012. Stockholders' deficit as of March 31, 2013 was $1,055,846 compared to stockholders’ equity of $10,775,216 as of December 31, 2012. The decrease in assets and stockholders’ equity was primarily related to the impairment of investment in oil and gas properties Changes in total assets resulted from the $10,205,220 impairment of Investment in Oil and Gas Properties, that related to acquisition and development costs for oil and gas projects in Albania. Total and current liabilities included a recorded liability of $501,511 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration ruling.

As of March 31, 2013, we had current assets of $1,198,149, including cash and cash equivalents of $1,128,149.  We had current liabilities of $2,289,988  The Company had a deficit of $1,091,839 of working capital at March 31, 2013 compared to $531,453 in working capital at December 31, 2012. Working capital was negatively affected by the Arbitration ruling on May 7, 2013.

Sky Petroleum anticipates that it will be required to raise capital during the remainder of 2013 to fund its ongoing working capital requirements and current liabilities.

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

During the three months ended March 31, 2013, we had no other material transactions affecting our liquidity and capital resources other than those described above.

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

Production Sharing Contract related to Blocks Four, Five and Dumre in Albania:

Under the terms of the PSC, Sky Petroleum had agreed to undertake exploration work on the blocks during the following three exploration periods over the next seven years commencing on the effective date of the PSC.

On December 23, 2011, Sky Petroleum delivered Notice of Arbitration under the Arbitration Rules of the United Nations Commission on Internal Trade Law to National Agency of Natural Resources and to the Ministry of Economy, Trade and Energy of Albania to institute an arbitration proceeding against the Ministry of Economy, Trade and Energy of Albania, acting by and through AKBN, for breach of the PSC in accordance with Article XXI of the PSC. The arbitration proceeding arose out of the alleged termination of the PSC. On May 7, 2013, the Arbitration Tribunal ruled that (i) AKBN provided proper notice of the termination of the PSC to Sky Petroleum on July 22, 2011, for Sky Petroleum's failure to deliver a conforming bank guarantee to AKBN by July 22, 2011, and (ii) the PSC was properly terminated on November 17, 2011.  The Arbitration Tribunal ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774($501,511). As a result of the ruling, Sky Petroleum impaired its Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania by $10,205,220 to $0. See "Investment in Oil and Gas Properties" in the Notes to Consolidate Financial Statements for further details.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T - Disclosure Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by our Annual Report for the year ended December 31, 2012 an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Interim Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act). Based on that evaluation the CEO and CFO have concluded that the Company’s disclosure controls and procedures are adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Management conducted an evaluation of the design and operation of the Company's internal control over financial reporting as of the end of the period covered by our Annual Report for the year December 31, 2012 based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that the Company's internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were involved in Arbitration proceedings regarding our Albania investment. On May 7, 2013, the Arbitration Tribunal issued ruled that the PSC was properly terminated on November 17, 2011, and ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding. See further information in "Contingencies - Notice of Arbitration" in the Notes to Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Form 10-K, which was filed with the SEC on March 29, 2013, except as follows:

The Adverse Ruling by the Arbitration Tribunal will have a material adverse affect on our Result of Operations and our Financial Condition

On May 7, 2013, the Arbitration Tribunal ruled that (i) AKBN provided proper notice of the termination of the PSC to Sky Petroleum on July 22, 2011, for Sky Petroleum's failure to deliver a conforming bank guarantee to AKBN by July 22, 2011, and (ii) the PSC was properly terminated on November 17, 2011.  The Arbitration Tribunal ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774($501,511). The Arbitration ruling has a material impact on Sky Petroleum's financial statements for the quarter ending March 31, 2013. Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania of $10,205,220 for the period ended March 31, 2013, Sky Petroleum had an impairment charge of $10,205,220; and recorded a liability by $501,511 (EUR 382,774) related to the Arbitration ruling. The adverse ruling will have a material adverse affect on our financial condition and results of operations for 2013.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable. There were no sales of unregistered securities during the quarter ended March 31, 2013.

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

SKY PETROLEUM, INC.

By:	/s/ Karim Jobanputra
Karim Jobanputra
Chairman
(Principal Executive Officer)

By:	/s/ Michael D. Noonan
Michael D. Noonan
(Principal Financial Officer and Principal Accounting Officer)

May 15, 2013