Form 10-Q
period 2013-06-30
SKY PETROLEUM, INC.
filed 2013-08-14
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Number of Shares outstanding at August 14, 2013: 68,118,709

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NOTE: These condensed consolidated financial statements reflect the Company’s Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012.

Sky Petroleum, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$340,744	$46,058
Restricted cash	—	1,500,000
Other current assets	77,194	172,412
Total Current Assets	417,938	1,718,470

Investment in oil and gas properties, net	—	10,205,220
Fixed assets, net	18,675	23,775
Deposits and other assets	14,768	14,768
Total Assets	$451,381	$11,962,233

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,809,830	$1,187,017
Note Payable, related party	150,000	—
Total Current Liabilities	1,959,830	1,187,017

Commitments and contingencies

Stockholders' equity (deficit):
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Series B Preferred stock, no par value, 5,000,000 shares authorized, 3,863,636 issued and outstanding	7,820,000	7,820,000
Common stock, $0.001 par value, 150,000,000 shares authorized, 68,118,709 shares issued and outstanding, respectively	68,119	68,119
Additional paid-in capital	43,303,721	43,274,539
Accumulated deficit	(52,700,289)	(40,387,442)
Total Stockholders' equity (deficit):	(1,508,449)	10,775,216

Total Liabilities and Stockholders’ Equity (Deficit)	$451,381	$11,962,233

The accompanying Notes are an integral part of these condensed consolidated financial statements

Sky Petroleum, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Oil revenues	$—	$—	$—	$—
Expenses:
Depreciation	2,550	2,629	5,100	5,258
Arbitration expense	(106,544)	—	941,314	—
Legal and accounting	171,696	149,847	584,863	522,965
Travel	199,925	27,512	218,925	56,552
Consulting services	58,097	40,980	116,557	159,460
Impairment expense of oil & gas investment in Albania	—	—	10,205,220	—
Other general and administrative	141,470	121,897	240,868	273,138
Total expenses	467,194	342,865	12,312,847	1,017,373
Net operating loss	(467,194)	(342,865)	(12,312,847)	(1,017,373)
Interest income	—	2,793	—	8,487
Net loss	$(467,194)	$(340,072)	$(12,312,847)	$(1,008,886)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.18)	$(0.02)
Weighted average number of common shares outstanding basic and diluted	68,383,709	67,104,588	68,383,709	66,450,083

The accompanying Notes are an integral part of these condensed consolidated financial statements.

Sky Petroleum, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(12,312,847)	$(1,008,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,100	5,258
Share based compensation	29,182	37,985
Impairment of oil & gas investment in Albania	10,205,220	—
Changes in operating assets and liabilities:
Other current assets	95,218	(119,369)
Accounts payable and accrued liabilities	622,813	267,690
Net cash used in operating activities	(1,355,314)	(817,322)
Cash flows from investing activities:
Purchase of fixed assets	—	(5,930)
Purchases of surety bond	—	(50,000)
Net cash used in investing activities	—	(55,930)
Cash flows from financing activities:
Proceeds from convertible debt issuance	150,000	—
Proceeds from private placement	—	640,000
Net cash provided by financing activities	150,000	640,000
Net decrease in cash and cash equivalents	(1,205,314)	(233,252)
Cash and cash equivalents at the beginning of period	1,546,058	605,784
Cash and cash equivalents at the end of period	$340,744	$372,532

The accompanying Notes are an integral part of these condensed consolidated financial statements.

Sky Petroleum, Inc.
Notes to Condensed Consolidated Financial Statements

As used herein, the terms, “Sky Petroleum,” “Sky,” “Company,” “we,” “us,” and “our” refer to Sky Petroleum, Inc. and related subsidiaries.

Note 1 - Organization and Basis of Presentation

The Company was organized on August 22, 2002 under the laws of the State of Nevada, as The Flower Valet. On December 20, 2004 the Company amended its articles of incorporation to change its name to Seaside Explorations, Inc. Subsequently, on March 28, 2005 the Company changed its name to Sky Petroleum, Inc ("Sky", "Sky Petroleum", or "Company"). The Company has three wholly-owned subsidiaries, two incorporated in Cyprus: Sastaro Limited (“Sastaro”) and Bekata Limited (Bekata”) which owns 100% of Sastaro, of which the companies relate to our Mubarek field operations, and a third Sky Petroleum (Albania) Inc., ("Sky Petroleum Albania") a Cayman Islands corporation and qualified branch in Albania, incorporated for the purposes of holding and operating our previously held interests in the Concession Area (as defined below) in Albania.

The Company is engaged in the exploration and development of oil and natural gas properties of others under arrangements in which we finance the costs in exchange for interests in the oil or natural gas revenue generated by the properties. Such arrangements are commonly referred to as farm-ins to us, or farm-outs by the property owners farming out to us.

On June 24, 2010, Sky entered into a Production Sharing Contract (“PSC”) with the Ministry of Economy, Trade and Energy of Albania, acting through the National Agency of Natural Resources of Albania (“AKBN”).  The PSC granted Sky Petroleum exclusive rights to three exploration blocks (Block Four, Block Five and Block Dumre) in the Republic of Albania (the “Concession Area”). The Concession Area covers approximately 1.2 million acres, representing approximately 20% of the landmass of Albania. The PSC had a seven-year term with three exploration periods.

On December 23, 2011, Sky Petroleum delivered Notice of Arbitration under the Arbitration Rules of the United Nations Commission on Internal Trade Law to National Agency of Natural Resources and to the Ministry of Economy, Trade and Energy of Albania to institute an arbitration proceeding against the Ministry of Economy, Trade and Energy of Albania, acting by and through AKBN, for breach of the PSC in accordance with Article XXI of the PSC. The arbitration proceeding arose out of the alleged termination of the PSC. On May 7, 2013, the Arbitration Tribunal ruled that (i) AKBN provided proper notice of the termination of the PSC to Sky Petroleum on July 22, 2011, for Sky Petroleum's failure to deliver a conforming bank guarantee to AKBN by July 22, 2011, and (ii) the PSC was properly terminated on November 17, 2011.  The Arbitration Tribunal ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774($501,511). As a result of the ruling, Sky Petroleum impaired its Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania by $10,205,220 to $0. See "Investment in Oil and Gas Properties" in the Notes to Condensed Consolidated Financial Statements for further details.

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

In the opinion of management, the interim unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the financial position and results of operations for each interim period shown in conformity with accounting principles generally accepted in the United States of America. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The Company cannot be certain that its existing sources of cash will be adequate to meet our liquidity requirements including cash requirements that are due under the arbitration award and our working capital deficit. Management has implemented plans to improve liquidity through slowing or stopping certain planned expenditures and exploring new business opportunities and arrangements. Management plans to obtain funding through equity, debt or other securities offerings. There can be no assurance that the capital raising efforts will be successful or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.

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

Nature of Operations

The Company's focus is on the acquisition, development and exploitation of long-lived oil and natural gas reserves and, to a lesser extent, exploration for new oil and natural gas reserves. The Company's business activities are currently to explore business opportunities in off-shore and on-shore concessions in the Middle East and Europe.

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

As of June 30, 2013, the net carrying value of the Company's investment in the Mubarek wells was $0.

As a result of the Arbitration ruling, Sky Petroleum impaired its Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania by $10,205,220 to $0. See Note 3 - Investment in Oil and Gas Properties - Arbitration Proceedings. As of June 30, 2013, the Company incurred $0 in acquisition and development costs for oil and gas projects in Albania.

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

Stock-Based Compensation

The Company measures all share-based payments, including grants of employee stock options, using a fair-value based method in accordance with the FASB ASC Topic No. 505, Equity, and Topic No. 718 (formerly SFAS No. 123R), Share-Based Payments. The cost of services received in exchange for awards of equity instruments is recognized in the condensed consolidated statement of operations based on the grant date fair value of those awards amortized over the requisite service period.

Basic and Diluted Net Loss Per Share

Net loss per share is presented in accordance FASB ASC Topic No. 260, "Earnings Per Share". Basic net loss per share is computed based on the weighted average shares of common stock outstanding for the period. Common stock equivalents which represent stock options (approximately 2,100,000 stock options) and warrants (approximately 4,000,000 warrants), have been excluded from the computation of diluted net loss per share at as their effect is anti-dilutive. There were 4,000,000 remaining warrants that are outstanding as of June 30, 2013, 8,000,000 warrants expired on January 20, 2013.

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

FASB ASC Topic 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available (Level 1). If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters (Level 2). Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer's creditworthiness, among other things, as well as unobservable parameters (Level 3). Any such valuation adjustments are applied consistently over time.

Cash Equivalents and Restricted Cash

For purposes of the condensed consolidated statements of cash flows, the Company considers all demand deposits, money market accounts and certificates of deposit purchased with an original maturity of three months or less to be cash equivalents.

On August 10, 2011, the Company delivered a bank guarantee in the form of a letter of credit under the terms of the PSC with
AKBN. In connection with the bank guarantee, Sky Petroleum deposited the principal balance of the $1,500,000 promissory note with Texas Citizens Bank N.A. to secure payment under the letter of credit. Subsequently, $1,500,000 was transferred to a certificate of deposit (“CD”) with the issuing bank. The issuing bank has the right of offset with the CD for any amounts used under the letter of credit. As of June 30, 2013 the Letter of Credit had matured and the proceeds were moved to unrestricted cash.

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and natural gas sold to purchasers. As of June 30, 2013, the Company did not have any oil or natural gas imbalances recorded. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

Note 3 - Investment in Oil and Gas Properties

Blocks Four, Five and Dumre in Albania:

On June 24, 2010, Sky Petroleum executed a PSC, covering three exploration blocks, Four, Five, and Dumre in the Republic of Albania totaling approximately 1.2 million acres representing approximately 20% of the landmass of Albania. Under the terms of the PSC, Sky Petroleum had agreed to undertake exploration work of a minimum of $3,150,000 on the blocks during three exploration periods over the next seven years commencing on the effective date of the PSC (January 3, 2011).

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

Arbitration Proceedings

On December 23, 2011, Sky Petroleum delivered Notice of Arbitration under the Arbitration Rules of the United Nations Commission on Internal Trade Law to National Agency of Natural Resources and to the Ministry of Economy, Trade and Energy of Albania to institute an arbitration proceeding against the Ministry of Economy, Trade and Energy of Albania, acting by and through AKBN, for breach of the PSC in accordance with Article XXI of the PSC. The arbitration proceeding arose out of the termination of the PSC. On May 7, 2013, the Arbitration Tribunal ruled that the PSC was properly terminated on November 17, 2011, and ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774 ($501,511). This amount has been paid as of June 30, 2013 and included in arbitration costs on the condensed consolidated statement of operations. Sky Petroleum impaired its investment in oil and gas properties, net, related to acquisition and development cost for oil and gas projects in Albania by $10,205,220 to $0.

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

Total Orsett Agreement costs of $9,840,000 along with other payments related to the investment totaling $365,220 were capitalized as oil and gas properties in Albania projects and were subsequently impaired to $0 as of June 30, 2013. On June 25, 2012, the Company issued a stop order notice to its transfer agent under which the transfer agent was instructed to: not to remove the restrictive legends from the share certificates representing the Orsett Shares; not to effect or facilitate the transfer, assignment, conveyance or sale of any of the Orsett Shares; and not to effect the conversion of the Series B Preferred Stock into shares of common stock of the Corporation, unless the transfer agent receives the expressed written instructions of the Secretary of the Registrant.

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

The Company's operating costs were capped at $3.00 per barrel and royalty fees were 14.5% of gross production revenues under the Participation Agreement.

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

As a result of these events, and as of December 31, 2009, the investment in the wells was impaired to $0.

As of June 30, 2013 and December 31, 2012, the Company's investment in the Mubarek field oil and gas properties was $0.

Note 4 – Restricted Cash and Bank Guarantee

On August 10, 2011, the Company delivered a bank guarantee in the form of a letter of credit under the terms of the PSC with AKBN. In connection with the bank guarantee, Sky Petroleum made a cash deposit of $1,500,000 with Texas Citizens Bank N.A. in 2011. On February 22, 2013 the Letter of Credit expired and restricted cash relieved.

Note 5 - Stockholders' Equity

Preferred Stock

We have authorized 10 million shares of $0.001 par value Series A Preferred Stock. There were no shares of Series A Preferred Stock outstanding as of June 30, 2013, respectively. The Company has determined that Orsett breached numerous terms of the Consulting Agreement and committed other actions that resulted in substantial harm and damage to the Company and it's shareholders.

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

In connection with the Series B designation and the Consultant Agreement, the Company issued 3,863,636 shares, with a fair value of $7,820,000. These shares were issued to the Consultant for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties in Albania. As of June 30, 2013, 3,863,636 shares of Series B Preferred Stock were outstanding.

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

For the six months ended June 30, 2013, the Company recorded $29,182 of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these stock option awards. No options were exercised for the six months ended June 30, 2013. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying stock option. In accordance with FASB ASC Topic No. 718 and No. 505, the fair value of each stock option grant was estimated on the date of the grant, using the Black-Scholes option-pricing model. As of June 30, 2013, there was approximately $61,745 of unrecognized compensation expenses related to non-vested stock option agreements.

A summary of stock options outstanding as of June 30, 2013, is as follows:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.18	750,000	4.97	$0.18	683,333	$0.18
$0.25	550,000	5.52	$0.25	250,000	$0.25
$0.50	200,000	3.35	$0.50	200,000	$0.50
$1.29	600,000	2.25	$1.29	600,000	$1.29

The aggregate intrinsic value of exercisable options as of June 30, 2013 is $0.  The aggregate intrinsic value of options outstanding as of June 30, 2013 is $0.

The following is a summary of stock option activity for the nine months ended June 30, 2013 and for the year ended December 31, 2012:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2011	2,500,000	$0.76	4.35
Options canceled	(700,000)	(1.18)
Options granted	300,000	0.25
Balance, December 31, 2012	2,100,000	0.55	4.61
Options canceled	—
Options granted	—
Balance, June 30, 2013	2,100,000	0.55	4.11

Exercisable, June 30, 2013	1,733,333	$0.61	3.89

Class A Units and Class A Warrants and Class B Units and Class B Warrants

In October 2011, the Company initiated subscriptions agreements for a non-brokered private placement to raise $1,000,000. Upon receipt of proceeds the Company will issue up to 4,000,000 Class A Units at $0.25 per unit to investors. Each Class A Unit consisted of one share of common stock of the Company, par value $0.001and one Class A Warrant.  Each Class A Warrant is exercisable to acquire one Class B Unit of the Company at an exercise price of $0.35 per Class B Unit until January 20, 2013. Each Class B Unit consists of one share of common stock of the Company, par value $0.001 and one Class B Warrant.  Each Class B Warrant is exercisable to acquire one common share of the Company, par value $0.001 at an exercise price of $0.60 per Class B Warrant Share until January 20, 2014. The Company received $860,000 in proceeds prior to the year ended December 31, 2011 for the offering, and received $140,000 after December, 31, 2011.The Company had received all $1,000,000 in proceeds as of June 30, 2013. As of June 30, 2013, 4,000,000 common shares were issued and 4,000,000 Class A Warrants and Class B Warrants had expired.

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

Note 6 - Note Payable

The Company unanimously approved to obtain loans through the offer of 8% Promissory Notes due January 8, 2014 (the "Notes") in the aggregate amount of up to $1,000,000 (the "Offering") for the purpose of raising working capital. The Notes are convertible into shares of common stock of the Company ("Common Shares") at a conversion price of $0.25 per share (the "Conversion Price") and interest on the Notes is payable in cash or, at the option of the Company, in-kind in Common Shares at the Conversion Price. On January 8, 2013, Mark Rachovides (a "Board Member") loaned the Company $150,000 related to the Offering, a total of 600,000 shares can be exercised up to January 8, 2014. The note payable principal and interest is due in full January 9, 2014.

Note 7 - Income Taxes

For the six months ended June 30, 2013, the Company had net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2013, the Company has accumulated operating losses totaling approximately $45.7 million. The net operating loss carry forwards will begin to expire in 2020 if not utilized. The Company has recorded net operating losses in each year since its inception through June 30, 2013. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that, the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at June 30, 2013.

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

The Company’s wholly owned subsidiaries have prepared the required foreign tax returns for the years ended December 31, 2005 through December 31, 2008. Foreign taxes of approximately $33,000 have been recorded for tax years 2005 through 2008, and are included in accrued expenses. Management has engaged qualified firms to identify and prepare foreign tax returns for filing for the years ended December 31, 2005 through 2012. The Company believes amounts due, if any, would not be material due to changes in Cyprus tax laws during those periods, and due to net operating losses from foreign operations carried forward.

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
On April 30, 2012, the Company paid approximately $112,000 (CHF 100,000) to the Tribunal for the first tranche of the provisional budget which are included in other current assets on the Condensed Consolidated Balance Sheets as of December 31, 2012. Both Sky and AKBN were required to pay the advances, however AKBN failed to deliver its portion of the advance. During the quarter ended March 31, 2013, AKBN again failed to deliver its portion of the balance of the provisional budget, therefore the Company paid $238,000 (CHF 210,000) to the Tribunal.
The Arbitration took place before the Tribunal, at the International Dispute Resolution Centre in London, UK between February 18 and 22, 2013.
On May 7, 2013, the Arbitration Tribunal ruled that the PSC was properly terminated on November 17, 2011, and ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774 ($501,511). As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $0, and for the period ended June 30, 2013, Sky Petroleum had an impairment charge of $10,205,220; and paid $501,511 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding.

Note 9 - Subsequent Events

On June 19, 2013, Michael Noonan provided notice of his intention to resign as chief financial officer of Sky Petroleum, Inc. The Board of Directors accepted Mr. Noonan's resignation following a 90 day transition period commencing July 1, 2013 and ending September 30, 2013 (the “Transition Period”). Mr. Noonan's resignation will result in the termination of the independent contractor services agreement (the “Agreement”) between the Company and Michael Noonan, individually and acting for Noonan Advisors, LLC effective April 1, 2005, as amended, and filed with the United States Securities and Exchange Commission as Exhibit 10.5 to the Company's Form SB-2/A Amendment No. 1 (SEC File No. 333-127940) on September 9, 2005. The Company's Board of Directors accepted the terms of Mr. Noonan's resignation and approved monthly compensation of $7,500 per month payable to Mr. Noonan during the Transition Period.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (which we refer to as the “SEC”) on March 29, 2013. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Our management has included projections and estimates in this Quarterly Report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis, the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our consolidated financial position or results of operations.

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

Mr. Pesha was appointed as Executive Director of AKBN on June 27, 2011, and management of Sky Petroleum met with Mr. Pesha and members of AKBN on July 15, 2011 to discuss Sky Petroleum’s undertakings and commitments under the PSC.  On July 22, 2011, Sky Petroleum received a fax from AKBN that canceled a scheduled July 25, 2011 planning presentation and stated that AKBN intended to take the necessary steps to terminate the PSC based on Article 24.2(a), citing Sky Petroleum’s failure to commence its initial working program, deliver a bank guarantee, open an office in Albania and establish an Exploration Advisory Committee.  Sky Petroleum responded by objecting to AKBN’s cancellation of the July 22, 2011 meeting and proposed that AKBN withdraw its mandate to termination the PSC.  On August 10, 2011, Sky Petroleum management met with AKBN and delivered the bank guarantee to AKBN in the form of a letter of credit from Texas Citizens Bank, N.A.

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

As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $0, and for the period ended June 30, 2013, Sky Petroleum had an impairment charge of $10,205,220; and paid $501,511 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding.

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

Comparison of the Statement of Operations for the three months ended June 30, 2013 and June 30, 2012

We had no revenues from operations for the three months ended June 30, 2013 and June 30, 2012, respectively. Revenue from operations, if any, will be dependent on our ability to obtain Oil and Gas properties and successfully develop such properties.

We had a net loss of $467,194 for the three months ended June 30, 2013, and a net loss of $340,072 for the three months ended June 30, 2012. On May 7, 2013, the Arbitration Tribunal issued ruled that the PSC was properly terminated on November 17, 2011, and ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774($501,511). As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $0, and for the period ended June 30, 2013. Sky Petroleum had an impairment charge of $10,205,220; and paid $501,551 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding.

For the three months ended June 30, 2013, total expenses were $467,194 compared to $342,865 for the three months ended June 30, 2012, an increase of $124,329 or 36%. The increase was the result of increases in legal expenses of $21,849, travel expenses of $172,413, other general and administrative expenses of $19,573, consulting expenses of $17,117 and adjustments to arbitration expense.

During the three months ended June 30, 2013, we incurred legal and accounting expenses of $171,696 ($149,847, Q2 2012); travel expenses of $199,925 ($27,512, Q2 2012); consulting services expenses of $58,097 ($40,980, Q2 2012); and general and administrative expenses of $141,470 ($121,897 Q2 2012). We had income from interest of $0 for the three months ended June 30, 2013, compared to $2,793 for the three months ended June 30, 2012.

The Company is reviewing strategic options related to its future operations and capital requirements.

Comparison of the Statement of Operations for the six months ended June 30, 2013 and June 30, 2012

We had no revenues from operations for the six months ended June 30, 2013 and June 30, 2012, respectively. Revenue from operations, if any, will be dependent on our ability to obtain Oil and Gas properties and successfully develop such properties.

We had a net loss of $12,312,847 for the six months ended June 30, 2013, and a net loss of $1,008,886 for the six months ended June 30, 2012. On May 7, 2013, the Arbitration Tribunal issued ruled that the PSC was properly terminated on November 17, 2011, and ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding.

For the six months ended June 30, 2013, total expenses increased to $12,312,847 from $1,017,373 for the six months ended June 30, 2012, an increase of $11,295,474 or (1,110)%, which related primarily to impairment expenses in Albania of $10,205,220; arbitration expense of $941,314,  increases in legal expenses of $61,898 and travel expenses of $162,373, net of decreases in other general and administrative expenses of $32,270, and consulting expenses of $42,903.

During the six months ended June 30, 2013, we incurred impairment expense in Albania Oil and Gas of $10,205,220; legal and accounting expenses of $584,863 ($522,965, Q2 2012); travel expenses of $218,925 ($56,552, Q2 2012); consulting services expenses of $116,557 ($159,460, Q2 2012); and general and administrative expenses of $240,868 ($273,138 Q2 2012). We had income from interest of $0 for the six months ended June 30, 2013, compared to $8,487 for the six months ended June 30, 2013.

The Company is reviewing strategic options related to its future operations and capital requirements.

Liquidity and Capital Resources

A component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing to fund our working capital requirements and exploration of business opportunities. Our only source of internal operating cash flow historically has been derived from our participation interest in the Mubarek Field, which ceased production at the end of 2009. We had cash on hand of $340,744 as of June 30, 2013.

Since inception, we have financed our cash flow requirements through the issuance of equity and debt securities with nominal revenue from our working interest in the Mubarek Field, which terminated production in 2009. We have no revenue from operations and do not expect any revenues from operations for the foreseeable future.

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

Net cash used in operating activities during the six months ended June 30, 2013 was $1,355,314 as compared to net cash used in operating activities of $817,322 for the comparable period in 2012, an increase of $537,992. This increase in cash used in operations is a result of one-time expenses. Net cash provided by financing activities was $150,000 for six months ended June 30, 2013 due to the issuance of convertible debt, compared to $640,000 for the same period in 2012 due to private placement in 2012.

Total assets as of June 30, 2013, were $451,381 compared to total assets of $11,962,233 as of December 31, 2012. Stockholders' deficit as of June 30, 2013 was $1,508,449 compared to stockholders’ equity of $10,775,216 as of December 31, 2012. The decrease in assets and stockholders’ equity was primarily related to the impairment of investment in oil and gas properties Changes in total assets resulted from the $10,205,220 impairment of Investment in Oil and Gas Properties, that related to acquisition and development costs for oil and gas projects in Albania.

As of June 30, 2013, we had current assets of $417,938, including cash and cash equivalents of $340,744.  We had current liabilities of $1,959,830.  The Company had a deficit of $1,541,892 of working capital at June 30, 2013 compared to $531,453 in working capital at December 31, 2012. Working capital was negatively affected by the Arbitration ruling on May 7, 2013.

Sky Petroleum anticipates that it will be required to raise capital during the remainder of 2013 to fund its ongoing working capital requirements and current liabilities, as well as to provide capital to pursue business opportunities. We maybe unable to raise such capital in acceptable terms if at all.

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

During the three and six months ended June 30, 2013 , we had no other material transactions affecting our liquidity and capital resources other than those described above.

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

On December 23, 2011, Sky Petroleum delivered Notice of Arbitration under the Arbitration Rules of the United Nations Commission on Internal Trade Law to National Agency of Natural Resources and to the Ministry of Economy, Trade and Energy of Albania to institute an arbitration proceeding against the Ministry of Economy, Trade and Energy of Albania, acting by and through AKBN, for breach of the PSC in accordance with Article XXI of the PSC. The arbitration proceeding arose out of the alleged termination of the PSC. On May 7, 2013, the Arbitration Tribunal ruled that (i) AKBN provided proper notice of the termination of the PSC to Sky Petroleum on July 22, 2011, for Sky Petroleum's failure to deliver a conforming bank guarantee to AKBN by July 22, 2011, and (ii) the PSC was properly terminated on November 17, 2011.  The Arbitration Tribunal ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774($501,511). As a result of the ruling, Sky Petroleum impaired its Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania by $10,205,220 to $0. See "Investment in Oil and Gas Properties" in the Notes to Condensed Consolidated Financial Statements for further details.

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

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above-referenced evaluation by management of the effectiveness of our internal control over financial reporting that occurred during the three and six months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were involved in Arbitration proceedings regarding our Albania investment. On May 7, 2013, the Arbitration Tribunal issued ruled that the PSC was properly terminated on November 17, 2011, and ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding. See further information in "Contingencies - Notice of Arbitration" in the Notes to Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Form 10-K, which was filed with the SEC on March 29, 2013, except as follows:

The Adverse Ruling by the Arbitration Tribunal will have a material adverse affect on our Result of Operations and our Financial Condition

On May 7, 2013, the Arbitration Tribunal ruled that (i) AKBN provided proper notice of the termination of the PSC to Sky Petroleum on July 22, 2011, for Sky Petroleum's failure to deliver a conforming bank guarantee to AKBN by July 22, 2011, and (ii) the PSC was properly terminated on November 17, 2011.  The Arbitration Tribunal ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774($501,511). The Arbitration ruling has a material impact on Sky Petroleum's financial statements for the quarter ending June 30, 2013. Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania of $10,205,220 for the period ended June 30, 2013, Sky Petroleum had an impairment charge of $10,205,220; and paid $501,511 (EUR 382,774) related to the Arbitration ruling. The adverse ruling had a material adverse affect on our financial condition and results of operations for 2013.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable. There were no sales of unregistered securities during the quarter ended June 30, 2013.

Item 3 - Defaults Upon Senior Securities

None

Item 4 – [RESERVED]

Item 5 - Other Information

On June 19, 2013, Michael Noonan provided notice of his intention to resign as chief financial officer of the Company. The Board of Directors accepted Mr. Noonan's resignation effective following a 90 day transition period commencing July 1, 2013 and ending September 30, 2013 (the “Transition Period”). Mr. Noonan's resignation will result in the termination of the independent contractor services agreement (the “Agreement”) between the Company and Michael Noonan, individually and acting for Noonan Advisors, LLC effective April 1, 2005, as amended, and filed with the United States Securities and Exchange Commission as Exhibit 10.5 to the Company's Form SB-2/A Amendment No. 1 (SEC File No. 333-127940) on September 9, 2005. The Company's Board of Directors accepted the terms of Mr. Noonan's resignation effective on the expiration of the Transition Period and approved monthly compensation of $7,500 per month payable to Mr. Noonan during the Transition Period.

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
Michael D. Noonan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

August 14, 2013