Form 10-Q
period 2013-09-30
SKY PETROLEUM, INC.
filed 2013-11-20
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Number of Shares outstanding at November 19, 2013: 68,118,709

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NOTE: These condensed consolidated financial statements reflect the Company’s Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, and Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012.

Sky Petroleum, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$295,285	$46,058
Restricted cash	—	1,500,000
Other current assets	19,666	172,412
Total Current Assets	314,951	1,718,470

Investment in oil and gas properties, net	—	10,205,220
Fixed assets, net	16,125	23,775
Deposits and other assets	14,767	14,768
Total Assets	$345,843	$11,962,233

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$1,962,140	$1,187,017
Note Payable, related party	150,000	—
Total Current Liabilities	2,112,140	1,187,017

Commitments and contingencies

Stockholders' equity (deficit):
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Series B Preferred stock, no par value, 5,000,000 shares authorized, 3,863,636 issued and outstanding	7,820,000	7,820,000
Common stock, $0.001 par value, 150,000,000 shares authorized, 68,118,709 shares issued and outstanding, respectively	68,119	68,119
Additional paid-in capital	43,309,895	43,274,539
Accumulated deficit	(52,964,311)	(40,387,442)
Total Stockholders' equity (deficit):	(1,766,297)	10,775,216

Total Liabilities and Stockholders’ Equity (Deficit)	$345,843	$11,962,233

The accompanying Notes are an integral part of these condensed consolidated financial statements

Sky Petroleum, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Oil revenues	$—	$—	$—	$—
Expenses:
Depreciation	2,551	2,722	7,651	7,980
Arbitration expense	—	—	941,314	—
Legal and accounting	27,042	213,496	611,905	736,461
Travel	33,800	21,329	252,725	77,881
Consulting services	53,510	36,037	170,067	195,497
Impairment expense of oil & gas investment in Albania	—	—	10,205,220	—
Other general and administrative	138,541	88,860	379,409	361,998
Total expenses	255,444	362,444	12,568,291	1,379,817
Net operating loss	(255,444)	(362,444)	(12,568,291)	(1,379,817)
Interest income (expense)	(8,578)	3,657	(8,578)	12,144
Net loss	$(264,022)	$(358,787)	$(12,576,869)	$(1,367,673)

Net loss per share - basic and diluted	$—	$(0.01)	$(0.18)	$(0.02)
Weighted average number of common shares outstanding basic and diluted	68,383,709	68,035,833	68,383,709	66,982,541

The accompanying Notes are an integral part of these condensed consolidated financial statements.

Sky Petroleum, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net loss	$(12,576,869)	$(1,367,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,651	7,980
Share based compensation	35,356	14,865
Impairment of oil & gas investment in Albania	10,205,220	—
Changes in operating assets and liabilities:
Other current assets	152,746	(90,829)
Accounts payable and accrued liabilities	775,123	397,939
Net cash used in operating activities	(1,400,773)	(1,037,718)
Cash flows from investing activities:
Purchase of fixed assets	—	(5,931)
Purchases of surety bond	—	(50,000)
Net cash used in investing activities	—	(55,931)
Cash flows from financing activities:
Proceeds from convertible debt issuance	150,000	—
Proceeds from private placement	—	640,000
Net cash provided by financing activities	150,000	640,000
Net decrease in cash and cash equivalents	(1,250,773)	(453,649)
Cash and cash equivalents at the beginning of period	1,546,058	605,784
Cash and cash equivalents at the end of period	$295,285	$152,135

The accompanying Notes are an integral part of these condensed consolidated financial statements.

Sky Petroleum, Inc.
Notes to Condensed Consolidated Financial Statements

As used herein, the terms, “Sky Petroleum,” “Sky,” “Company,” “we,” “us,” and “our” refer to Sky Petroleum, Inc. and related subsidiaries.

Note 1 - Organization and Basis of Presentation

The Company was organized on August 22, 2002 under the laws of the State of Nevada, as The Flower Valet. On December 20, 2004 the Company amended its articles of incorporation to change its name to Seaside Explorations, Inc. Subsequently, on March 28, 2005 the Company changed its name to Sky Petroleum, Inc ("Sky", "Sky Petroleum", or "Company"). The Company has three wholly-owned subsidiaries, two incorporated in Cyprus: Sastaro Limited (“Sastaro”) and Bekata Limited ("Bekata”) which owns 100% of Sastaro, of which the companies relate to our Mubarek field operations, and a third Sky Petroleum (Albania) Inc., ("Sky Petroleum Albania") a Cayman Islands corporation and qualified branch in Albania, incorporated for the purposes of holding and operating our previously held interests in the Concession Area (as defined below) in Albania.

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

In the opinion of management, the interim unaudited consolidated financial statements include all normal recurring adjustments necessary to present fairly the financial position and results of operations for each interim period shown in conformity with accounting principles generally accepted in the United States of America. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Note 2 - Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the
United States of America (U.S. GAAP) pursuant to the rules and regulations of the SEC and stated in US dollars.

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

As of September 30, 2013, the net carrying value of the Company's investment in the Mubarek wells was $0.

As a result of the Arbitration ruling, Sky Petroleum impaired its Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania by $10,205,220 to $0. See Note 3 - Investment in Oil and Gas Properties - Arbitration Proceedings. As of September 30, 2013, the Company incurred $0 in acquisition and development costs for oil and gas projects in Albania.

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

Stock-Based Compensation

The Company measures all share-based payments, including grants of employee stock options, using a fair-value method. The cost of services received in exchange for awards of equity instruments is recognized in the condensed consolidated statement of operations based on the grant date fair value of those awards amortized over the requisite service period.

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed based on the weighted average shares of common stock outstanding for the period. Common stock equivalents which represent stock options (approximately 2,100,000 stock options) and warrants (approximately 4,000,000 warrants), have been excluded from the computation of diluted net loss per share at as their effect is anti-dilutive. There were 4,000,000 remaining warrants that are outstanding as of September 30, 2013, 8,000,000 warrants expired on January 20, 2013.

Use of Estimates in the Preparation of Consolidated Financial Statements

Preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of the note payable approximates fair value since this instrument bears market rates of interest. None of these instruments are held for trading purposes.

U.S. GAAP defines fair value, establishes a framework for measuring fair value and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available (Level 1). If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters (Level 2). Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer's creditworthiness, among other things, as well as unobservable parameters (Level 3). Any such valuation adjustments are applied consistently over time.

Cash Equivalents and Restricted Cash

For purposes of the condensed consolidated statements of cash flows, the Company considers all demand deposits, money market accounts and certificates of deposit purchased with an original maturity of three months or less to be cash equivalents.

On August 10, 2011, the Company delivered a bank guarantee in the form of a letter of credit under the terms of the PSC with
AKBN. In connection with the bank guarantee, Sky Petroleum deposited the principal balance of the $1,500,000 promissory note with Texas Citizens Bank N.A. to secure payment under the letter of credit. Subsequently, $1,500,000 was transferred to a certificate of deposit (“CD”) with the issuing bank. The issuing bank had the right of offset with the CD for any amounts used under the letter of credit. As of September 30, 2013 the Letter of Credit had matured and the proceeds were moved to unrestricted cash.

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and natural gas sold to purchasers. As of September 30, 2013, the Company did not have any oil or natural gas imbalances recorded. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

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

Arbitration Proceedings

On December 23, 2011, Sky Petroleum delivered Notice of Arbitration under the Arbitration Rules of the United Nations Commission on Internal Trade Law to National Agency of Natural Resources and to the Ministry of Economy, Trade and Energy of Albania to institute an arbitration proceeding against the Ministry of Economy, Trade and Energy of Albania, acting by and through AKBN, for breach of the PSC in accordance with Article XXI of the PSC. The arbitration proceeding arose out of the termination of the PSC. On May 7, 2013, the Arbitration Tribunal ruled that the PSC was properly terminated on November 17, 2011, and ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774 ($501,511). This amount has been paid as of September 30, 2013 and included in arbitration costs on the condensed consolidated statement of operations. Sky Petroleum impaired its investment in oil and gas properties, net, related to acquisition and development cost for oil and gas projects in Albania by $10,205,220 to $0.

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

Total Orsett Agreement costs of $9,840,000 along with other payments related to the investment totaling $365,220 were capitalized as oil and gas properties in Albania projects and were subsequently impaired to $0 as of September 30, 2013. On June 25, 2012, the Company issued a stop order notice to its transfer agent under which the transfer agent was instructed to: not to remove the restrictive legends from the share certificates representing the Orsett Shares; not to effect or facilitate the transfer, assignment, conveyance or sale of any of the Orsett Shares; and not to effect the conversion of the Series B Preferred Stock into shares of common stock of the Corporation, unless the transfer agent receives the expressed written instructions of the Secretary of the

Registrant. The Company has determined that Orsett breached numerous terms of the Consulting Agreement and committed other actions that resulted in substantial harm and damage to the Company and it's shareholders.

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

As of September 30, 2013 and December 31, 2012, the Company's investment in the Mubarek field oil and gas properties was $0.

Note 4 – Restricted Cash and Bank Guarantee

On August 10, 2011, the Company delivered a bank guarantee in the form of a letter of credit under the terms of the PSC with AKBN. In connection with the bank guarantee, Sky Petroleum made a cash deposit of $1,500,000 with Texas Citizens Bank N.A. in 2011. On February 22, 2013 the Letter of Credit expired and restricted cash relieved.

Note 5 - Stockholders' Equity

Preferred Stock

We have authorized 10 million shares of $0.001 par value Series A Preferred Stock. There were no shares of Series A Preferred Stock outstanding as of September 30, 2013, respectively. The Company has determined that Orsett breached numerous terms of the Consulting Agreement and committed other actions that resulted in substantial harm and damage to the Company and it's shareholders.

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

In connection with the Series B designation and the Consultant Agreement, the Company issued 3,863,636 shares, with a fair value of $7,820,000. These shares were issued to the Consultant for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties in Albania. As of September 30, 2013, 3,863,636 shares of Series B Preferred Stock were outstanding.

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

For the nine months ended September 30, 2013, the Company recorded $35,356 of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these stock option awards. No options were exercised for the nine months ended September 30, 2013. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying stock option. In accordance with U.S. GAAP, the fair value of each stock option grant was estimated on the date of the grant, using the Black-Scholes option-pricing model. As of September 30, 2013, there was approximately $55,571 of unrecognized compensation expenses related to non-vested stock option agreements.

A summary of stock options outstanding as of September 30, 2013, is as follows:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.18	750,000	4.71	$0.18	683,333	$0.18
$0.25	550,000	5.00	$0.25	350,000	$0.25
$0.50	200,000	3.10	$0.50	200,000	$0.50
$1.29	600,000	1.99	$1.29	600,000	$1.29

The aggregate intrinsic value of exercisable options as of September 30, 2013 is $0.  The aggregate intrinsic value of options outstanding as of September 30, 2013 is $0.

The following is a summary of stock option activity for the nine months ended September 30, 2013 and for the year ended December 31, 2012:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2011	2,500,000	$0.76	4.35
Options canceled	(700,000)	(1.18)
Options granted	300,000	0.25
Balance, December 31, 2012	2,100,000	0.55	4.61
Options canceled	—
Options granted	—
Balance, Sept 30, 2013	2,100,000	0.55	3.86

Exercisable, Sept 30, 2013	1,833,333	$0.59	3.71

Class A Units and Class A Warrants and Class B Units and Class B Warrants

In October 2011, the Company initiated subscriptions agreements for a non-brokered private placement to raise $1,000,000. Upon receipt of proceeds the Company will issue up to 4,000,000 Class A Units at $0.25 per unit to investors. Each Class A Unit consisted of one share of common stock of the Company, par value $0.001and one Class A Warrant.  Each Class A Warrant is exercisable to acquire one Class B Unit of the Company at an exercise price of $0.35 per Class B Unit until January 20, 2013. Each Class B Unit consists of one share of common stock of the Company, par value $0.001 and one Class B Warrant.  Each Class B Warrant is exercisable to acquire one common share of the Company, par value $0.001 at an exercise price of $0.60 per Class B Warrant Share until January 20, 2014. The Company received $860,000 in proceeds prior to the year ended December 31, 2011 for the offering, and received $140,000 after December, 31, 2011.The Company had received all $1,000,000 in proceeds as of September 30, 2013. As of September 30, 2013, 4,000,000 common shares were issued and 4,000,000 Class A Warrants and Class B Warrants had expired.

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

Note 7 - Income Taxes

For the nine months ended September 30, 2013, the Company had net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2013, the Company has accumulated operating losses totaling approximately $46.0 million. The net operating loss carry forwards will begin to expire in 2020 if not utilized. The Company has recorded net operating losses in each year since its inception through September 30, 2013. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that, the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at September 30, 2013.

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
The Arbitration took place before the Tribunal, at the International Dispute Resolution Centre in London, UK between February 18 and 22, 2013.
On May 7, 2013, the Arbitration Tribunal ruled that the PSC was properly terminated on November 17, 2011, and ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774 ($501,511). As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $0, and for the period ended September 30, 2013, Sky Petroleum had an impairment charge of $10,205,220; and paid $501,511 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding.

Note 9 - Subsequent Events

The Company entered into a Joint Venture Shareholders’ Agreement (the “JV Agreement”) with Hyde Resources Ltd., incorporated in Northern Ireland (the “JV Corporation”), Sky Petroleum UK Limited, incorporated in England and Wales ( “Sky JV Sub”), and SO Ventures Ltd., incorporated in Northern Ireland (the “SO Ventures”). Sky JV Sub, is a wholly owned subsidiary of Sky Petroleum. Sky JV SUB owns 300 ordinary shares of the JV Corporation, while the Irish SO Ventures owns 100 ordinary shares of the JV Corporation. Each ordinary share was issued for 1 British Pound.

The purpose of the JV Corporation is to obtain licenses and to conduct technical, environmental and exploration due diligence; raise capital and commence into one or more joint venture projects (each a “JVC Project”) for the purposes of conducting, Exploration, Development and Commercialization of oil and gas in the Area of Interest (as those terms are defined in the JV Agreement). Pursuant to the terms of the JV Agreement, the Parties will jointly use commercially reasonable efforts to jointly identify and secure property, rights and concessions in the Area of Interest. The Parties will also jointly determine the capital requirements of each JVC Project and use commercially reasonable efforts to obtain the required capital.

Sky JV Sub has undertaken to advance funds through loans or use commercially reasonable efforts to identify and secure loans or advancement of funds from bona fide arms’ length third party lenders, on commercially reasonable terms, to fund the reasonable business costs and general and administrative expenses of the JV Corporation and to fund the business from Exploration through to Discovery and onto the Delivery of a Development Plan (as those terms are defined in the JV Agreement). We have guaranteed the due and punctual performance of all obligations of Sky JV Sub under or in connection with the JV Agreement if and when they become performable in accordance with the terms of the JV Agreement (the “Guaranteed Obligations”). We further agreed to indemnify the SO Ventures against any losses, costs and expenses suffered or incurred by the SO Ventures arising out of, or in connection with: (a) any failure of Sky JV Sub to perform or discharge the Guaranteed Obligations; or (b) any of the Guaranteed Obligations being or becoming totally or partially unenforceable; but our obligations or liability under the indemnity shall be no greater than Sky JV Sub’s obligations or liability under the JV Agreement.

The Board of Directors of the JV Corporation has responsibility for the supervision and management of the JV Corporation and its Business. The JV Corporation shall have a minimum of 5 directors, three of whom are appointed by Sky JV Sub and 2 of whom are appointed by SO Ventures. At all times, the Sky JV Sub appointees will make up a majority of the board of directors. The JV Agreement contains other customary terms and agreements between the parties.

The JV Corporation is also governed by the terms of its Articles of Association, which adopt the model articles for private companies limited by shares contained in Schedule 1 of the Companies (Model Articles) Regulations 2008 of Northern Ireland.

The foregoing description of the JV Agreement and the Articles of Association is qualified in its entirety by reference to the full-text of the JV Agreement and the Articles of Association, a copies of which are filed as Exhibits 10.1 and 10.2.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2013. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Our management has included projections and estimates in this Quarterly Report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

Overview and Plan of Operation

Business and Exploration Activities

New Joint Venture

Subsequent to September 30, 2013, we entered into a Joint Venture Shareholders’ Agreement (the “JV Agreement”) with Hyde Resources Ltd., incorporated in Northern Ireland (the “JV Corporation”), Sky Petroleum UK Limited, incorporated in England and Wales ( “Sky JV Sub”), and SO Ventures Ltd., incorporated in Northern Ireland (the “SO Ventures”). Sky JV Sub, is a wholly owned subsidiary of Sky Petroleum. Sky JV SUB owns 300 ordinary shares of the JV Corporation, while the Irish SO Ventures owns 100 ordinary shares of the JV Corporation. Each ordinary share was issued for 1 British Pound.

The purpose of the JV Corporation is to obtain licenses and to conduct technical, environmental and exploration due diligence; raise capital and commence into one or more joint venture projects (each a “JVC Project”) for the purposes of conducting, Exploration, Development and Commercialization of oil and gas in the Area of Interest (as those terms are defined in the JV Agreement). Pursuant to the terms of the JV Agreement, the Parties will jointly use commercially reasonable efforts to jointly identify and secure property, rights and concessions in the Area of Interest. The Parties will also jointly determine the capital requirements of each JVC Project and use commercially reasonable efforts to obtain the required capital.

Sky JV Sub has undertaken to advance funds through loans or use commercially reasonable efforts to identify and secure loans or advancement of funds from bona fide arms’ length third party lenders, on commercially reasonable terms, to fund the reasonable business costs and general and administrative expenses of the JV Corporation and to fund the business from Exploration through to Discovery and onto the Delivery of a Development Plan (as those terms are defined in the JV Agreement). We have guaranteed the due and punctual performance of all obligations of Sky JV Sub under or in connection with the JV Agreement if and when they become performable in accordance with the terms of the JV Agreement (the “Guaranteed Obligations”). We further agreed to indemnify the SO Ventures against any losses, costs and expenses suffered or incurred by the SO Ventures arising out of, or in connection with: (a) any failure of Sky JV Sub to perform or discharge the Guaranteed Obligations; or (b) any of the Guaranteed Obligations being or becoming totally or partially unenforceable; but our obligations or liability under the indemnity shall be no greater than Sky JV Sub’s obligations or liability under the JV Agreement.

The Board of Directors of the JV Corporation has responsibility for the supervision and management of the JV Corporation and its Business. The JV Corporation shall have a minimum of 5 directors, three of whom are appointed by Sky JV Sub and 2 of whom are appointed by SO Ventures. At all times, the Sky JV Sub appointees will make up a majority of the board of directors. The JV Agreement contains other customary terms and agreements between the parties.

The JV Corporation is also governed by the terms of its Articles of Association, which adopt the model articles for private companies limited by shares contained in Schedule 1 of the Companies (Model Articles) Regulations 2008 of Northern Ireland.

The foregoing description of the JV Agreement and the Articles of Association is qualified in its entirety by reference to the full-text of the JV Agreement and the Articles of Association, a copies of which are filed as Exhibits 10.1 and 10.2.

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

Sky Petroleum committed to undertake geological and geophysical work; seismic acquisition and an exploration drilling program with minimum expenditure commitments totaling $3,150,000.

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
On December 23, 2011, Sky Petroleum delivered Notice of Arbitration under the Arbitration Rules of the United Nations Commission on Internal Trade Law to National Agency of Natural Resources and to the Ministry of Economy, Trade and Energy of Albania to institute an arbitration proceeding against the Ministry of Economy, Trade and Energy of Albania, acting by and through AKBN, for breach of the PSC in accordance with Article XXI of the PSC (the "arbitration") at the Tribunal at the International Dispute Resolution Centre in London, UK (the "Arbitration Tribunal").
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

As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $0, and for the period ended September 30, 2013, Sky Petroleum had an impairment charge of $10,205,220; and accrued a liability of $501,511 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding. As of the date of this Quarterly Report, the obligation to pay AKBN remains outstanding.

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

Resignation of our CFO
As previously announced in our Quarterly Report on Form 10-Q for the period ended June 30, 2013, Michael Noonan resigned as our chief financial officer, effective September 30, 2013. The Board of Directors accepted Mr. Noonan’s resignation following a 90 day transition period commencing July 1, 2013 and ending September 30, 2013. Mr. Noonan’s resignation terminated the independent contractor services agreement between the Company and Michael Noonan, individually and acting for Noonan Advisors, LLC. In connection with the acceptance of Mr. Noonan’s resignation, the Board of Directors and approved monthly compensation of $7,500 per month payable to Mr. Noonan during the transition period. Karim Jobanputra will serve as our principal accounting officer until the position of chief financial officer is filled.

Comparison of the Statement of Operations for the three months ended September 30, 2013 and September 30, 2012

We had no revenues from operations for the three months ended September 30, 2013 and September 30, 2012, respectively. Revenue from operations, if any, will be dependent on our ability to obtain Oil and Gas properties and successfully develop such properties.

We had a net loss of $264,022 for the three months ended September 30, 2013, and a net loss of $358,787 for the three months ended September 30, 2012. On May 7, 2013, the Arbitration Tribunal issued ruled that the PSC was properly terminated on November 17, 2011, and ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774($501,511). As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $0, and for the period ended September 30, 2013. Sky Petroleum had an impairment charge of $10,205,220; and paid $501,551 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding.

For the three months ended September 30, 2013, total expenses were $255,444 compared to $362,444 for the three months ended September 30, 2012, decrease of $107,000 or 30%. The decrease was the net result of decreases in legal expenses of $186,454, offset by increases in travel expenses of $12,471, other general and administrative expenses of $49,681,and consulting expenses of $17,473.

During the three months ended September 30, 2013, we incurred legal and accounting expenses of $27,042 ($213,496, Q3 2012); travel expenses of $33,800 ($21,329, Q3 2012); consulting services expenses of $53,510 ($36,037, Q3 2012); and general and administrative expenses of $138,541 ($88,860 Q3 2012). We had interest expense of $8,578 for the three months ended September 30, 2013, compared to $3,657 of interest income for the three months ended September 30, 2012.

The Company is reviewing strategic options related to its future operations and capital requirements.

Comparison of the Statement of Operations for the nine months ended September 30, 2013 and September 30, 2012

We had no revenues from operations for the nine months ended September 30, 2013 and September 30, 2012, respectively. Revenue from operations, if any, will be dependent on our ability to obtain Oil and Gas properties and successfully develop such properties.

We had a net loss of $12,576,869 for the nine months ended September 30, 2013, and a net loss of $1,367,673 for the nine months ended September 30, 2012. On May 7, 2013, the Arbitration Tribunal issued ruled that the PSC was properly terminated on November 17, 2011, and ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding.

For the nine months ended September 30, 2013, total expenses increased to $12,568,291 from $1,379,817 for the nine months ended September 30, 2012, an increase of $11,188,474 or (811)%, which related primarily to impairment expenses in Albania of $10,205,220; arbitration expense of $941,314,  decreases in legal expenses of $124,556, net of increases in travel expenses of $174,844, and other general and administrative expenses of $17,411.

During the nine months ended September 30, 2013, we incurred impairment expense in Albania Oil and Gas of $10,205,220; legal and accounting expenses of $611,905 ($736,461, Q3 2012); travel expenses of $252,725 ($77,881, Q3 2012); consulting services expenses of $170,067 ($195,497, Q3 2012); and general and administrative expenses of $379,409 ($361,998 Q3 2012). We had interest expense of $8,578 for the nine months ended September 30, 2013, compared to interest income of $12,144 for the nine months ended September 30, 2013.

The Company is reviewing strategic options related to its future operations and capital requirements.

Liquidity and Capital Resources

Subsequent to September 30, 2013, we entered into the JV Agreement with JV Corporation, Sky JV Sub and SO Ventures. Sky JV Sub, is a wholly owned subsidiary of Sky Petroleum. The purpose of the JV Corporation is to obtain licences and to conduct technical, environmental and exploration due diligence; raise capital and commence into one or more joint venture projects (each a “JVC Project”) for the purposes of conducting, Exploration, Development and Commercialization of oil and gas in the Area of Interest (as those terms are defined in the JV Agreement). Pursuant to the terms of the JV Agreement, the Parties will jointly use commercially reasonable efforts to jointly identify and secure property, rights and concessions in the Area of Interest. The Parties will also jointly determine the capital requirements of each JVC Project and use commercially reasonable efforts to obtain the required capital. Sky JV Sub has undertaken to advance funds through loans or use commercially reasonable efforts to identify and secure loans or advancement of funds from bona fide arms’ length third party lenders, on commercially reasonable terms, to fund the reasonable business costs and general and administrative expenses of the JV Corporation and to fund the business from Exploration through to Discovery and onto the Delivery of a Development Plan (as those terms are defined in the JV Agreement). We anticipate that we will fund the capital requirements of Sky JV Sub. We currently do not have sufficient cash to do so and intend to raise capital through common stock or preferred stock offerings, debt financings and bank borrowings, to the extent available.

A component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing to fund our working capital requirements and exploration of business opportunities. Our only source of internal operating cash flow historically has been derived from our participation interest in the Mubarek Field, which ceased production at the end of 2009. We had cash on hand of $295,285 as of September 30, 2013.

Since inception, we have financed our cash flow requirements through the issuance of equity and debt securities with nominal revenue from our working interest in the Mubarek Field, which terminated production in 2009. We have no revenue from operations and do not expect any revenues from operations for the foreseeable future.

We anticipate that we will be required to raise additional funds in 2013 to meet our minimum working capital requirements and the funding requirements of the Sky JV Sub. We intend to fund these obligations through common stock or preferred stock offerings, debt financings and bank borrowings, to the extent available. The current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements.

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

Net cash used in operating activities during the nine months ended September 30, 2013 was $1,400,773 as compared to net cash used in operating activities of $1,037,718 for the comparable period in 2012, an increase of $363,055. This increase in cash used in operations is a result of one-time expenses. Net cash provided by financing activities was $150,000 for nine months ended September 30, 2013 due to the issuance of convertible debt, compared to $640,000 for the same period in 2012 due to private placement in 2012.

Total assets as of September 30, 2013, were $345,843 compared to total assets of $11,962,233 as of December 31, 2012. Stockholders' deficit as of September 30, 2013 was $1,766,297 compared to stockholders’ equity of $10,775,216 as of December 31, 2012. The decrease in assets and stockholders’ equity was primarily related to the impairment of investment in oil and gas properties Changes in total assets resulted from the $10,205,220 impairment of Investment in Oil and Gas Properties, that related to acquisition and development costs for oil and gas projects in Albania.

As of September 30, 2013, we had current assets of $314,951, including cash and cash equivalents of $295,285.  We had current liabilities of $2,112,140.  The Company had a deficit of $1,797,189 of working capital at September 30, 2013 compared to $531,453 in working capital at December 31, 2012. Working capital was negatively affected by the Arbitration ruling on May 7, 2013.

Sky Petroleum anticipates that it will be required to raise capital during the remainder of 2013 to fund its ongoing working capital requirements and current liabilities, as well as to provide capital to pursue business opportunities -- including those opportunities discovered through the JV Corporation. We maybe unable to raise such capital in acceptable terms if at all.

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

During the three and nine months ended September 30, 2013 , we had no other material transactions affecting our liquidity and capital resources other than those described above.

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

Commitments and Contingencies

JV Agreement Commitments
Pursuant to the JV Agreement, the Sky JV Sub has undertaken to advance funds through loans or use commercially reasonable efforts to identify and secure loans or advancement of funds from bona fide arms’ length third party lenders, on commercially reasonable terms, to fund the reasonable business costs and general and administrative expenses of the JV Corporation and to fund the business from Exploration through to Discovery and onto the Delivery of a Development Plan (as those terms are defined in the JV Agreement), generally meaning a plan submitted by the Sky JV Sub or its designated affiliate to the JV Corporation’s Board of Directors.
We guaranteed to SO Ventures, the due and punctual performance of all obligations of the Sky JV Sub under or in connection with the JV Agreement if and when they become performable in accordance with the terms of the JV Agreement (the “Guaranteed Obligations”). We further agreed to indemnify SO Ventures in full and on demand from and against all and any losses, costs and expenses suffered or incurred by SO Ventures arising out of, or in connection with: (a) any failure of the Sky JV Sub to perform or discharge the Guaranteed Obligations; or (b) any of the Guaranteed Obligations being or becoming totally or partially unenforceable by reason of illegality, incapacity, lack or exceeding of powers, ineffectiveness or execution or any other matters; but Sky’s obligations or liability under the indemnity shall be no greater than the Sky JV Sub’s obligations or liability under the JV Agreement.
Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 - Disclosure Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q for the period ended September 30, 2013 an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Principal Executive Officer (“PEO”) and Principal Accounting Officer (“PAO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the United States Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation the PEO and PAO have concluded that the Company’s disclosure controls and procedures are adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our PEO and PAO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three and nine months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Form 10-K, which was filed with the SEC on March 29, 2013, except as follows:

The Adverse Ruling by the Arbitration Tribunal will have a material adverse affect on our Result of Operations and our Financial Condition

On May 7, 2013, the Arbitration Tribunal ruled that (i) AKBN provided proper notice of the termination of the PSC to Sky Petroleum on July 22, 2011, for Sky Petroleum's failure to deliver a conforming bank guarantee to AKBN by July 22, 2011, and (ii) the PSC was properly terminated on November 17, 2011.  The Arbitration Tribunal ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774($501,511). The Arbitration ruling has a material impact on Sky Petroleum's financial statements for the nine months ending September 30, 2013. Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania of $10,205,220 for the nine months ended September 30, 2013, Sky Petroleum had an impairment charge of $10,205,220; and has accrued a potential liability of $501,511 (EUR 382,774) related to the Arbitration ruling. The Company has submitted a counter settlement as is awaiting a response. The adverse ruling had a material adverse affect on our financial condition and results of operations for 2013.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the quarter ended September 30, 2013.

Item 3 - Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 - Other Information

On June 19, 2013, Michael Noonan provided notice of his intention to resign as chief financial officer of the Company. The Board of Directors accepted Mr. Noonan's resignation effective following a 90 day transition period commencing July 1, 2013 and ending September 30, 2013 (the “Transition Period”). Mr. Noonan's resignation resulted in the termination of the independent contractor services agreement (the “Agreement”) between the Company and Michael Noonan, individually and acting for Noonan Advisors, LLC effective April 1, 2005, as amended, and filed with the United States Securities and Exchange Commission as Exhibit 10.5

to the Company's Form SB-2/A Amendment No. 1 (SEC File No. 333-127940) on September 9, 2005. The Company's Board of Directors accepted the terms of Mr. Noonan's resignation effective on the expiration of the Transition Period and approved monthly compensation of $7,500 per month payable to Mr. Noonan during the Transition Period.

Item 6 – Exhibits

10.1	Joint Venture Shareholders Agreement
10.2	Articles of Association
31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY PETROLEUM, INC.

By:	/s/ Karim Jobanputra
Karim Jobanputra
Chairman
(Principal Executive Officer and Principal Accounting Officer)

November 19, 2013