Form 10-K
period 2013-12-31
SKY PETROLEUM, INC.
filed 2014-04-15
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
Commission file number: 333-99455
SKY PETROLEUM, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	32-0027992
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15950 N. Dallas Parkway, Suite 400
Dallas, Texas	75248
(Address of Principal Executive Offices)	(Zip Code)
(214) 299-7660

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

The number of shares of the Registrant’s Common Stock outstanding as of March 31, 2014 was 68,383,709.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

-	risks related to our limited operating history:
-	risks related to our need to raise additional capital to fund working capital requirements;
-	risks related to the historical losses and expected losses in the future and our ability to continue as a going concern;
-	risks related to our dependence on our executive officers;
-	risks related to fluctuations in oil and natural gas prices;
-	risks related to exploratory activities, drilling for and producing oil and natural gas;
-	risks related to liability claims from oil and gas operations;
-	risks related to legal compliance costs and litigation expenditures;
-	risks related to the unavailability of drilling equipment and supplies;
-	risks related to competition in the oil and natural gas industry;
-	risks related to period to period comparison of our financial results;
-	risks related to our securities, including trading activity, price fluctuation and volatility;
-	risks related to our ability to raise capital or enter into joint venture or working interest arrangements to complete exploration and development programs on acceptable terms, if at all; and
-	political, social and cultural risks associated with operations and conducting business in foreign countries.

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

The Company cannot be certain that its existing sources of cash will be adequate to meet our liquidity requirements. However, management has implemented plans to improve liquidity through slowing or stopping certain planned expenditures and improvements to results from operations. Management plans to continue to obtain funding through equity, debt or other securities offerings. There can be no assurance that the capital raising efforts will be successful or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.

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

As of December 31, 2013, the Company had four wholly-owned subsidiaries, two incorporated in Cyprus: Sastaro Limited (“Sastaro”) and Bekata Limited ("Bekata”) which owns 100% of Sastaro and a third Sky Petroleum (Albania) Inc., a Cayman Islands corporation and qualified branch in Albania, incorporated for the purposes of holding interests in Albania. On October 31, 2013, the Company entered into a Joint Venture Shareholders agreement, with Hyde Resources Ltd., incorporated in Northern Ireland (the " JV Corporation"). The company established Sky Petroleum UK Limited, incorporated in England and Wales (the "Sky JV Sub"), a wholly owned subsidiary of the Company. Sky JV Sub owns 75% of the Joint Venture shares.

SKY PETROLEUM, INC.
ORGANIZATION STRUCTURE

Sastaro was incorporated on March 28, 2005. Bekata was incorporated on February 7, 2005. Sky Petroleum (Albania) Inc. was incorporated on February 17, 2011.

Our principal corporate and executive offices are located at 15950 N. Dallas Parkway, Suite 400, Dallas, Texas 75248. Our telephone number is (214) 299-7660. We maintain a website at www.skypetroleum.com. Information contained on our website is not part of this Annual Report.

Joint Venture Agreement

On October, 31, 2013, the Company entered into a Joint Venture Shareholders’ Agreement (the “JV Agreement”) with Hyde Resources Ltd., incorporated in Northern Ireland (the “JV Corporation”), Sky Petroleum UK Limited, incorporated in England and Wales ( “Sky JV Sub”), and SO Ventures Ltd., incorporated in Northern Ireland (the “SO Ventures”). Sky JV Sub, is a wholly owned subsidiary of Sky Petroleum. Sky JV SUB owns 300 ordinary shares of the JV Corporation, while the Irish SO Ventures owns 100 ordinary shares of the JV Corporation. Each ordinary share was issued for 1 British Pound.

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

Sky JV Sub has undertaken to advance funds through loans or use commercially reasonable efforts to identify and secure loans or advancement of funds from bona fide arms’ length third party lenders, on commercially reasonable terms, to fund the reasonable business costs and general and administrative expenses of the JV Corporation and to fund the business from Exploration through to Discovery and onto the Delivery of a Development Plan (as those terms are defined in the JV Agreement). We have guaranteed the due and punctual performance of all obligations of Sky JV Sub under or in connection with the JV Agreement if and when they become performable in accordance with the terms of the JV Agreement (the “Guaranteed Obligations”). We further agreed to indemnify the SO Ventures against any losses, costs and expenses suffered or incurred by the SO Ventures arising out of, or in connection with: (a) any failure of Sky JV Sub to perform or discharge the Guaranteed Obligations; or (b) any of the Guaranteed Obligations being or becoming totally or partially unenforceable; but our obligations or liability under the indemnity shall be no greater than Sky JV Sub’s obligations or liability under the JV Agreement. There has been no activity or operations in the Joint Venture and no property acquired as of December 31, 2013.

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
The foregoing description of the JV Agreement and the Articles of Association is qualified in its entirety by reference to the full-text of the JV Agreement and the Articles of Association, a copies of which are filed on Form 8-K dated October 28, 2013.

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

As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $0, and for the year ended December 31, 2013, Sky Petroleum had an impairment charge of $10,205,220; and accrued a liability of $501,511 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding. As of the date of this Annual Report, the obligation to pay AKBN remains outstanding.

 Other Projects:

Komi Republic - Russian Federation

In 2007, we acquired a minority stake in the development of an oilfield in the Komi Republic of the Russian Federation by acquiring a 3.9% interest, subject to dilution, in Pechora Energy through its UK parent company, Concorde Oil & Gas Plc. (“Concorde”). This acquisition was essentially a carried interest. Pechora Energy holds the production license for the Luzskoye field in the Komi Republic. During March 2010, Concorde’s directors noted that Concorde was in the process of disposing its operating assets to one of its majority shareholders - Kuwait Energy Company (“KEC”). The completion of this transaction is subject to a number of conditions, including regulatory consents, bank consent, and approval of KEC shareholders. As a result of these events, and as of December 31, 2010, the investment in this project was impaired to zero. As of December 31, 2013, the Company has not received any proceeds related to the disposition of these assets.

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

Productive Wells and Acreage

As of December 31, 2013, we had no productive wells or acreage.

Undeveloped Acreage

The Company does not have any undeveloped acreage.

Drilling Activities

The Company had no drilling activities during the years ended December 31, 2013 and 2012.

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

Risks related to our company and the oil and natural gas industry

On May 7, 2013, the Arbitration Tribunal ruled that the PSC was properly terminated on November 17, 2011, and ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774 ($501,511). As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $ 0, and for the year ended December 31, 2013, Sky Petroleum had an impairment charge of $10,205,220; and accrued a liability of $501,511 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding. We have not had sufficient funds to pay this award and have received demands for payment from the Tribunal.

We have a history of losses and will require additional financing to fund working capital requirements and ongoing efforts to secure oil and gas properties.  Failure to obtain additional financing could have a material adverse effect on our financial condition and could cast uncertainty on our ability to continue as a going concern.

We have limited working capital and we will need to raise additional capital to fund working capital requirements. We will be required to raise additional funds during 2014. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Our ability to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions as well as our business performance. Our ability to continue on a going concern basis beyond the next twelve months depends on its ability to successfully raise additional financing for the substantial capital expenditures required to achieve planned principal operations.

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

We are dependent upon the continued services of Karim Jobanputra, our principal executive officer and principal accounting officer and chairman of the board who have significant experience in the oil and gas industry. We do not carry key person insurance on their lives. Mr. Jobanputra is an entrepreneur and may not dedicate 100% of their business efforts to the business of Sky. Our executive officers and directors have other business interests, some of which may be in the oil and gas industry, and may serve on the board of directors or provide consulting services for other companies. The loss of the services of our executive officer and board members, through incapacity or otherwise, would be costly to us and would require us to seek and retain other qualified personnel. See “Directors, Executive Officers, and Corporate Governance” below.

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

Our operations will be subject to risks associated with oil and natural gas operations. Losses and liabilities arising from uninsured and under insured events could materially and adversely affect the payment of production revenues to us, if any. Our oil and natural gas exploration activities will be subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

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

The market price of our common stock on the OTCBB has ranged from a high of $0.18 and a low of $0.065 during the twelve-month period ended December 31, 2013. As of March 31, 2014, the market price for our common stock closed at $0.045 on the OTCBB. See “Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities”. We cannot assure you that the market price of our common stock will not significantly fluctuate from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, operating results and financial condition.

Broker-dealers may be discouraged from effecting transactions in our common stock because our common shares are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 as amended (“Exchange Act”), impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a penny stock. Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the OTCBB during the period from November 6, 2003 to December 31, 2013 ranged between a high of $3.20 and a low of $0.03 per share, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

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

The continuation of our company as a going concern is dependent upon our company attaining and maintaining profitable operations, and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations. Due to the uncertainty of our ability to meet our current operating expenses, in their report on the annual financial statements for the years ended December 31, 2013, our independent auditors included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the company. The continuation of our business is dependent upon us raising additional financial support, and maintaining profitable operations. The issuance of additional equity securities by us could result in a substantial dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If the Company should fail to continue as a going concern, you may lose the value of your investment in the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Our principal corporate and executive offices are located at 15950 N. Dallas Parkway, Suite 400, Dallas, Texas 75248. Our telephone number is (214) 299-7660. We rent our corporate office space on a month-to-month basis. We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

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

On May 7, 2013, the Arbitration Tribunal ruled that the PSC was properly terminated on November 17, 2011, and ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774 ($501,511). As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $ 0, and for the year ended December 31, 2013, Sky Petroleum had an impairment charge of $10,205,220; and accrued a liability of $501,511 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding. We have not had sufficient funds to pay this award and have received demands for payment from the Tribunal.

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

The high and low bid quotations of our common stock on the OTCBB as reported by the FINRA were as follows:

Period	High	Low
2013
First Quarter	$0.17	$0.09
Second Quarter	$0.18	$0.05
Third Quarter	$0.12	$0.07
Fourth Quarter	$0.12	$0.06
2012
First Quarter	$0.17	$0.08
Second Quarter	$0.19	$0.09
Third Quarter	$0.20	$0.10
Fourth Quarter	$0.20	$0.10

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As of December 31, 2013, the closing bid quotation for our common stock was $0.09 per share as quoted by the OTCBB. On March 31, 2014, the closing bid quotation on our common stock was $0.045 as quoted by the OTCBB.

Holders

As of March 31, 2014, we had 68,383,709 shares of common stock outstanding, held by 36 registered stockholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,100,000	$0.55	4,500,959
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)
We have two stock option plans: a stock incentive plan for non-U.S. residents and a stock incentive plan for U.S. residents. Our stock incentive plan for non-U.S. residents authorizes the issuance of stock options to acquire up to 10% of our issued and outstanding shares of common stock (currently 6,813,371 shares, based on 68,133,709 issued shares of common stock at December 31, 2013) , and our stock incentive plan for U.S. residents authorizes the issuance of stock options to acquire up to a maximum of 3,321,600 shares of common stock (less the number of shares issuable upon exercise of options granted by us under all other stock incentive plans on the date of any grant under the U.S. plan). As of December 31, 2013, 950,000 options were granted under the U.S. plan and 1,150,000 options were granted under the non-U.S. plan. A total of 5,663,371 options are available for grant under the Non-U.S. Plan and a total of 1,221,600 are available for grant under the U.S. Plan.

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

This discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of the Company and related notes. The discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the Company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the Company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the Company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in the sub-section "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” and have not changed significantly.

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

Comparison of 2013 Statement of Operations to 2012 Statement of Operations

Net Losses:

During the year ended December 31, 2013 we had a net loss of $12,918,008 as compared to a net loss of $1,946,450 during the year ended December 31, 2012.

We did not generate any revenue from operations in 2013 or 2012.
We do not expect to generate any operating revenue until we complete exploration and development on our properties.

Operating expenses:

Total operating expenses in 2013 of $12,906,438 as compared to total operating expenses of $1,961,853 for 2012, increased in total in 2013 by $10,944,585 or 558%. The operating expenses increased in 2013 primarily attributable to the impairment of Albanian assets of $10,205,220 and increases in travel expenses of $169,706 ($268,587 in 2013; $98,881 in 2012). This was offset by decreases in other general and administrative expenses of $159,994 ($485,266 in 2013; $645,260 in 2012) and decreases in consulting fees of $88,181 ($228,388 in 2013; $316,569 in 2012), and legal and accounting expenses decreased by $123,082 related to the Arbitration matter ($767,462 in 2013; $890,544 in 2012). We expect operating expenses to decrease in 2014 as our arbitration dispute was decided.

General and administrative expenses may increase if we elect to pursue additional projects or properties.

Liquidity and Capital Resources

A component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing to fund new projects. We had cash on hand of approximately $277,995 at December 31, 2013.

The current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements. If we are unable to obtain financing through equity investments, we will seek alternative financing solutions including, but not limited to, credit facilities, debenture issuances or third party funding of our arbitration.

Net cash used in operating activities during the year ended December 31, 2013 was $(1,418,063) as compared to net cash used in operating activities of $(1,143,796) for the comparable period in 2012, an increase of $(274,267). Cash provided by investing activities in 2013 of $1,500,000 as compared to cash used of $(55,930) in 2012 to purchase fixed assets. Cash from investing activities was $150,000 in 2013 from the private placement proceeds compared to $640,000 in 2012.

Total assets as of December 31, 2013 were $303,499 compared to total assets of $11,962,233 as of December 31, 2012.  Stockholder’s deficit as of December 31, 2013 was $2,101,261 compared to stockholders’ equity of $10,775,216 as of December 31, 2012. The decrease in assets and stockholder’s equity was primarily related to impairment of investment in Albania Oil and Gas and cash outflows for operating expenses.

As of December 31, 2013 we had current assets of $277,995 including cash and cash equivalents of $277,995. We had current liabilities of $2,404,760 resulting in a working capital deficit of $(2,126,765) as compared to working capital of $531,453 for the same period ended 2012.

Over the next twelve months, we anticipate that our working capital requirements will increase.  We anticipate that we will raise additional capital through equity, debt or other securities offerings during 2014 to fund working capital requirements.

On January 8, 2013 the Company obtained loans through the offer of 8% Convertible Promissory Notes due May 8, 2014 (the “Notes”) in the aggregate amount of $150,000 (the “Offering”). The Notes are convertible into shares of common shares of the Company (“Common Shares”) at a conversion price of $0.25 per share (the “Conversion Price”) and interest on the Notes is payable in cash or, at the option of the Company, in-kind in Common Shares at the Conversion Price.

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

Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated "ceiling”. The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and natural gas properties. In calculating future net cash flows, current prices and costs are generally held constant indefinitely. The net book value of oil and natural gas properties, less related deferred income taxes is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the SEC, all or a portion of the excess above the ceiling may not be written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that all or a portion of such excess above the ceiling would not have existed if the increased prices were used in the calculations.

Revenue is recognized in the period in which title to the petroleum or natural gas transfers to the purchaser.

Income taxes

We follow the Financial Accounting Standards Board ("FASB") guidance issued within ASC Topic No. 740, Accounting for Income Taxes, for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

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

ASC Topic No. 740 Accounting for Income Taxes which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC Topic No. 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This topic provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted this topic as of January 1, 2007, as required.

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as other general and administrative expense. There was no interest or other general and administrative expenses accrued or recognized related to income taxes for the years ended December 31, 2013 and 2012, respectively. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the year ended December 31, 2013 or during any prior years. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

Contractual Obligations

Leases

The Company rented office facilities in Austin, Texas on a month to month basis, totaling approximately $13,000 for the year. The lease terminated on June 30, 2013 due to the resignation of the former Chief Financial Officer.

The Company leased office facilities in Dubai, United Arab Emirates, under a one year operating lease agreement that expired on October 24, 2013, totaling approximately $42,000 for the year.

The Company leases office facilities in Tirana, Albania on a month to month cancelable basis, totaling approximately $36,000 per year. The lease has been terminated as of March 31, 2014.

Oil and Gas Properties Commitments and Contingencies

PSC Arbitration

On May 7, 2013, the Arbitration Tribunal ruled that the PSC was properly terminated on November 17, 2011, and ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774 ($501,511). As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $0, and for the year ended December 31, 2013, Sky Petroleum had an impairment charge of $10,205,220; and accrued a liability of $501,511(EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding. (See "Legal Proceedings", above). We have not had sufficient funds to pay this award and have received demands for payment from the Tribunal.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sky Petroleum, Inc.

We have audited the accompanying consolidated balance sheets of Sky Petroleum, Inc. and subsidiaries (the “Company”), as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company, as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company will need additional working capital to fund operations. This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ WHITLEY PENN LLP

Dallas, Texas April 15, 2014

Sky Petroleum, Inc.
Consolidated Balance Sheets

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$277,995	$46,058
Restricted cash	—	1,500,000
Other current assets	—	172,412
Total Current Assets	277,995	1,718,470

Investment in oil and gas properties, net	—	10,205,220
Fixed assets, net	13,575	23,775
Deposits and other assets	11,929	14,768
Total Assets	$303,499	$11,962,233

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$2,004,712	$1,114,139
Accounts payable, related party	238,344	72,878
Accrued interest	11,704	—
Note payable, related party	150,000	—
Total Current Liabilities	2,404,760	1,187,017

Commitments and contingencies

Stockholders’ equity (deficit):
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Series B Preferred stock, no par value, 5,000,000 shares authorized, 3,863,636 issued and outstanding	7,820,000	7,820,000
Common stock, $0.001 par value, 150,000,000 shares authorized, 68,133,709 and 68,118,709 issued, and 68,383,709 outstanding, respectively	68,134	68,119
Additional paid-in capital	43,316,055	43,274,539
Accumulated deficit	(53,305,450)	(40,387,442)
Total Stockholders’ Equity (Deficit)	(2,101,261)	10,775,216
Total Liabilities and Stockholders’ Equity (Deficit)	$303,499	$11,962,233

The accompanying notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc. Consolidated Statement of Operations

	Year Ended December 31.
	2013	2012
Oil revenues	$—	$—
Expenses:
Depreciation	10,201	10,599
Arbitration costs	941,314	—
Impairment expense of oil & gas investment in Albania	10,205,220	—
Legal and accounting	767,462	890,544
Travel	268,587	98,881
Consulting services	228,388	316,569
Other general and administrative	485,266	645,260
Total expenses	12,906,438	1,961,853
Net operating loss	(12,906,438)	(1,961,853)
Interest income (expense)	(11,570)	15,403
Net loss	$(12,918,008)	$(1,946,450)

Net loss per share - basic and diluted	$(0.19)	$(0.03)
Weighted average number of common shares outstanding basic and diluted	68,383,709	67,386,523

The accompanying notes are an integral part of these consolidated financial statements.

200000Sky Petroleum, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2013 and 2012

	Preferred Series B Shares	Preferred Series B Amount	Common Shares	Common Shares Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity(Deficit)
Balance at December 31, 2011	3,863,636	$7,820,000	61,868,709	$61,869	$42,547,487	$(38,440,992)	$11,988,364
Proceeds from private placement for 4,000,000 Class A Units and 4,000,000 Class A Warrants	—	—	6,000,000	6,000	634,000	—	640,000
Stock issued to Directors	—	—	250,000	250	40,750	—	41,000
Stock based compensation	—	—	—	—	52,302	—	52,302
Net loss	—	—	—	—	—	(1,946,450)	(1,946,450)
Balance at December 31, 2012	3,863,636	7,820,000	68,118,709	68,119	43,274,539	(40,387,442)	10,775,216

Stock issued to Consultants	—	—	15,000	15	(15)	—	—
Stock based compensation	—	—	—	—	41,531	—	41,531
Net loss	—	—	—	—	—	(12,918,008)	(12,918,008)
Balance at December 31, 2013	3,863,636	$7,820,000	68,133,709	$68,134	$43,316,055	$(53,305,450)	$(2,101,261)

The accompanying notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended
	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net loss	$(12,918,008)	$(1,946,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,201	10,599
Share based compensation	41,531	93,302
Impairment of oil & gas investment in Albania	10,205,220	—
Changes in operating assets and liabilities:
Other current assets	172,411	(69,169)
Accounts payable and accrued liabilities	1,070,582	767,922
Net cash used in operating activities	(1,418,063)	(1,143,796)
Cash flows from investing activities:
Redemption of certificate of deposit for letters of credit	1,500,000	—
Purchase of surety bond	—	(50,000)
Purchase of fixed assets	—	(5,930)
Net cash provided by (used in) investing activities	1,500,000	(55,930)
Cash flows from financing activities:
Proceeds from private placement	150,000	640,000
Net cash provided by financing activities	150,000	640,000
Net increase (decrease) in cash and cash equivalents	231,937	(559,726)
Cash and cash equivalents at the beginning of period	46,058	605,784
Cash and cash equivalents at the end of period	$277,995	$46,058

The accompanying notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Notes to Consolidated Financial Statements

As used herein, the terms, “Sky Petroleum,” “Sky,” “Company,” “we,” “us,” and “our” refer to Sky Petroleum, Inc. and related subsidiaries.

Note 1 - Organization and Basis of Presentation

The Company was organized on August 22, 2002 under the laws of the State of Nevada, as The Flower Valet. On December 20, 2004 the Company amended its articles of incorporation to change its name to Seaside Explorations, Inc. Subsequently, on March 28, 2005 the Company changed its name to Sky Petroleum, Inc ("Sky", "Sky Petroleum", or "Company"). The Company has three wholly-owned subsidiaries, two incorporated in Cyprus: Sastaro Limited (“Sastaro”) and Bekata Limited (Bekata”) which owns 100% of Sastaro, of which the companies relate to our Mubarek field operations, and a third Sky Petroleum (Albania) Inc., ("Sky Petroleum Albania") a Cayman Islands corporation and qualified branch in Albania, incorporated for the purposes of holding and operating our interests in the Concession Area (as defined below) in Albania. The company owns 100% of Sky Petroleum UK Limited (the "JV Sub"), incorporated in England and Wales which owns 75% of Hyde Resources Limited (the "JV Corporation"). The purpose of the "JV Corporation" is to obtain licenses and to conduct technical, environmental and exploration due diligence; raise capital and commence into one or more joint venture projects (each a “JVC Project”) for the purposes of conducting, Exploration, Development and Commercialization of oil and gas in the Area of Interest.

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

The Company cannot be certain that its existing sources of cash will be adequate to meet our liquidity requirements. However, management has implemented plans to improve liquidity through slowing or stopping certain planned expenditures and improvements to results from operations. Management plans to obtain funding through equity, debt or other securities offerings. There can be no assurance that the capital raising efforts will be successful or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.

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

Basis of Consolidation

The financial statements present the consolidated accounts of the Company and its wholly owned subsidiaries, Bekata, Sastaro and Sky Petroleum (Albania) and Sky Petroleum UK Limited (which owns 75% of Hyde Resources Limited (the "JV Corporation"). All intercompany account balances and transactions have been eliminated.

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

As of December 31, 2013, the net carrying value of the Company's acquisition and development costs for oil and gas projects in Albania was $0.

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

The Company's wholly owned subsidiaries have prepared required foreign tax returns that were due for the years ended December 31, 2005 through 2012. The Company has accrued approximately $33,000. This amount includes potential tax liabilities, penalties and interest which will be due upon filing the returns with the appropriate countries.

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

Basic and Diluted Net Loss Per Share

Net loss per share is presented in accordance FASB ASC Topic No. 260, Earnings Per Share. Basic net loss per share is computed based on the weighted average shares of common stock outstanding for the period which included 250,000 shares outstanding and earned but unissued. Common stock equivalents which represent stock options (approximately 2,100,000 stock options) have been excluded from the computation of diluted net loss per share as their effect is anti-dilutive.  Convertible debentures (principal and accrued interest) outstanding at December 31, 2013, and 2012 totaling $161,704 and $0, respectively, were convertible into common stock at a price of $.25 have been excluded from the computation of diluted net loss per share as their effect is anti-dilutive. There were no remaining warrants that are outstanding as of December 31, 2013.

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

On August 10, 2011, the Company delivered a bank guarantee in the form of a letter of credit under the terms of the PSC with AKBN. In connection with the bank guarantee, Sky Petroleum deposited the principal balance of the $1,500,000 promissory note with Texas Citizens Bank N.A. to secure payment under the letter of credit. Subsequently, $1,500,000 was transferred to a certificate of deposit (“CD”) with the issuing bank.  The issuing bank has the right of offset with the CD for any amounts used under the letter of credit. As of March 29, 2013 the Letter of Credit had matured and the proceeds were moved to unrestricted cash.

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and natural gas sold to purchasers. As of December 31, 2013 and December 31, 2012, the Company did not have any oil or natural gas imbalances recorded. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

Note 3 - Investment in Oil and Gas Properties

As of December 31, 2013 the Company's investment in oil and gas properties was zero.

On May 7, 2013, the Arbitration Tribunal ruled that the PSC was properly terminated on November 17, 2011, and ruled Sky Petroleum to reimburse AKBN for fees and expenses in connection with the Arbitration.

The Company's expenditures related to the Albania exploration blocks consisted of acquisition costs totaling $50,000, and $700,000 for fees to consultants for locating and negotiating the Company's investment in the Albania exploration blocks, $415,220 for fees related to evaluations and assessments of the concession area, and $50,000 towards the $100,000 allocation for training and education for the first year exploration period. In addition, 3 million shares of common stock with a fair value of $1,170,000, plus 3,863,636 Preferred Shares Series B with a value of $7,820,000, were issued to Orsett for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties.

As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $0, and for the year ended December 31, 2013, Sky Petroleum had an impairment charge of $10,205,220; and accrued a liability of $501,511 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding. As of the date of this Annual Report, the obligation to pay AKBN remains outstanding.

Note 4 – Restricted Cash and Bank Guarantee

On August 10, 2011, the Company delivered a bank guarantee in the form of a letter of credit under the terms of the PSC with AKBN. In connection with the bank guarantee, Sky Petroleum made a cash deposit of $1,500,000 with Texas Citizens Bank N.A. in 2011. The cash deposit is considered restricted cash.

The Letter of Credit was effective through February 22, 2013. The principal under the Letter of Credit shall be reduced every month or three months, as agreed between AKBN and the Company during the First Exploration Period, as defined under the PSC, by an amount equal to the sum spent by the Company on its Work Program obligations, as defined under the PSC, during such month or three months, such reductions to be effected in accordance with monthly or quarterly written statements issued by AKBN to the Company. As of March 29, 2013 the Letter of Credit had matured and the proceeds were moved to unrestricted cash.

Note 5 - Stockholders' Equity

Preferred Stock

We have authorized 10 million shares of $0.001 par value Series A Preferred Stock. There were no shares of Series A Preferred Stock outstanding as of December 31, 2013 and December 31, 2012, respectively.

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

In connection with the Series B designation and the Consultant Agreement, the Company issued 3,863,636 shares, with a fair value of $7,820,000. These shares were issued to the Consultant for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties in Albania. As of December 31, 2013 and December 31, 2012, 3,863,636 shares of Series B Preferred Stock were outstanding.

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

The 2012 stock options fair value was determined using the following attributes and assumptions for each separate issuance: share prices ranging from $0.05 to $0.18, risk-free interest rates of approximately 1.55%, expected dividend yields of 0%, expected life of 4 years, and expected volatility of 207% to 291%.  The Company estimates forfeitures based on historical experience.

For the twelve months ended December 31, 2013, the Company recorded $41,531 of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these stock option awards. No options were exercised for the year ended December 31, 2013. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying stock option. In accordance with FASB ASC Topic No. 718 and No. 505, the fair value of each stock option grant was estimated on the date of the grant, using the Black-Scholes option-pricing model. As of December 31, 2013, there was approximately $49,397 unrecognized compensation expenses related to non-vested stock option agreements.

A summary of stock options outstanding as of December 31, 2013, is as follows:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.18	750,000	4.46	$0.18	716,667	$0.18
$0.25	550,000	4.75	$0.25	350,000	$0.25
$0.50	200,000	2.85	$0.50	200,000	$0.50
$1.29	600,000	1.74	$1.29	600,000	$1.29

The aggregate intrinsic value of exercisable options as of December 31, 2013 is $0.  The aggregate intrinsic value of options outstanding as of December 31, 2013 is $0.

The following is a summary of stock option activity for the years ended December 31, 2013 and December 31, 2012:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2011	2,500,000	$0.76	4.35
Options canceled	(700,000)	(1.18)
Options granted	300,000	0.25
Balance, December 31, 2012	2,100,000	0.55	4.61
Options canceled	—	—
Options granted	—	—
Balance, December 31, 2013	2,100,000	0.55	3.61

Exercisable,December 31, 2013	1,866,667	$0.58	3.48

Class A Units and Class A Warrants and Class B Units and Class B Warrants

In October 2011, the Company initiated subscriptions agreements for a non-brokered private placement to raise $1,000,000. Upon receipt of proceeds the Company issued 4,000,000 Class A Units at $0.25 per unit to investors. Each Class A Unit consisted of one share of common stock of the Company, par value $0.001and one Class A Warrant.  Each Class A Warrant is exercisable to acquire one Class B Unit of the Company at an exercise price of $0.35 per Class B Unit until January 20, 2013, which expired. Each Class B Unit consists of one share of common stock of the Company, par value $0.001 and one Class B Warrant.  Each Class B Warrant is exercisable to acquire one common share of the Company, par value $0.001 at an exercise price of $0.60 per Class B Warrant Share until January 20, 2014. The Company received $860,000 in proceeds prior to the year ended December 31, 2011 for the offering, and received $140,000 in 2012.The Company had received all $1,000,000 in proceeds as of December 31, 2012.

In connection with the offering of the Class A Units, the Corporation issued a reservation order reserving Common Shares for issuance as follows:

Warrant Class/ Exercise Price	Number of Shares Common Stock (Reserved)	Aggregate Exercise Price
Class A Warrants (US$0.35)	4,000,000	$1,400,000
Class B Warrants (US$0.60)	4,000,000	$2,400,000
Total	8,000,000	$3,800,000

In May 2012, the Company initiated subscriptions agreements for a non-brokered private placement to raise $500,000. The Company issued 2,000,000 Class A Units at $0.25 per unit to an investor in May 2012. Each Class A Unit consisted of one share of common stock of the Company, par value $0.001and one Class A Warrant. Each Class A Warrant is exercisable to acquire one Class B Unit of the Company at an exercise price of $0.35 per Class B Unit until May 14, 2013, which expired. Each Class B Unit consists of one share of common stock of the Company, par value $0.001 and one Class B Warrant. Each Class B Warrant is exercisable to acquire one common share of the Company, par value $0.001 at an exercise price of $0.60 per Class B Warrant Share until May 14, 2014. The Company received $500,000 in proceeds as of December 31, 2012.

In connection with the offering of the Class A Units, the Corporation issued a reservation order reserving Common Shares for issuance as follows:

Warrant Class/ Exercise Price	Number of Shares Common Stock (Reserved)	Aggregate Exercise Price
Class A Warrants (US$0.35)	2,000,000	$700,000
Class B Warrants (US$0.60)	2,000,000	$1,200,000
Total	4,000,000	$1,900,000

Note 6 - Income Taxes

For the year ended December 31, 2013 the Company had net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2013, the Company has accumulated operating losses totaling approximately $60.0 million. The net operating loss carry forwards will begin to expire in 2020 if not utilized. The Company has recorded net operating losses in each year since its inception through December 31, 2013. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that, the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at December 31, 2013 and December 31, 2012.

Non-current deferred tax assets were as follows for the dates ended below:

	December 31,
	2013	2012
Net operating loss carryfowards	16,339,012	12,013,183
Impairment of investment	350,000	350,000
Accrued expenses	180,779
Less: valuation allowance	(16,869,791)	(12,363,183)
Net non-current deferred tax asset	—	—

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

The Company’s wholly owned subsidiaries have prepared the required foreign tax returns for the years ended December 31, 2005 through December 31, 2008. Foreign taxes have been estimated at approximately $33,000 for tax years 2005 through 2008, however, we do not believe that we will be required to pay these. Management has engaged qualified firms to identify and prepare foreign tax returns for filing for the years ended December 31, 2005 through 2012. The Company believes amounts due, if any, would not be material due to changes in Cyprus tax laws during those periods, and due to net operating losses from foreign operations carried forward.

Reconciliation between the income tax benefit determined by applying the applicable Federal statutory income tax rate to the pre-tax loss is as follows for the period indicated:

	Year Ended December 31,
	2013	2012
Tax benefit at statutory income tax rate	(4,521,303)	(681,258)
Stock based compensation	14,536	32,656
Meals and entertainment	159	289
Change in valuation allowance	4,506,608	648,313
Tax benefit reported	—	—

Note 7 - Contingencies

Leases

The Company had one lease on office facilities under operating lease agreements that expired on October 31, 2013. A second lease that terminated June 30, 2013 with the Company resulting from the resignation of the former Interim Chief Financial Officer. The Tirana, Albania lease is on a month to month cancelable basis and was terminated on March 31, 2014. Total rent expense was $91,252 in 2013, and $109,000 in 2012.

Oil and Gas Properties Commitments and Contingencies

On May 7, 2013, the Arbitration Tribunal ruled that the PSC was properly terminated on November 17, 2011, and ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774 ($501,511). As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $ 0, and for the period ended September 30, 2013, Sky Petroleum had an impairment charge of $10,205,220; and accrued a liability of $501,511 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding. We have not had sufficient funds to pay this award and have received demands for payment from the Tribunal.

Note 8 - Related Party Transactions

On January 8, 2013, Mark Rachovides, Director with the Company, gave proceeds in the amount of $150,000 for a convertible promissory note at 8% to mature on January 8, 2014. The note converts to 600,000 shares of Common Stock of SKPI. Subsequent to year-end, the note was extended to May 8, 2014.

During 2013, Karim Jobanputra, Chairman of the Board of Directors, has made payments to vendors due to the Company's lack of working capital and has a current balance due him of $16,840 as of December 31, 2013. The Company also owes various amounts to other related parties of $221,504 and $72,878 as of December 31, 2013 and 2012.

Note 9 - Supplemental Financial Information for Oil and Gas Producing Activities (unaudited)

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

Costs Incurred in Oil and Gas Producing Activities:

For the Years Ended December 31:	2013	2012
Acquisition of proved properties	$—	$—
Acquisition of unproved properties-Albania project	—	—
Development costs	—	—
Exploration costs	—	—
Total Costs Incurred	$—	$—

Results of Operations from Oil and Gas Producing Activities:

Year Ended December 31,
	2013	2012
Oil and gas revenues-Mubarek Field	$—	$—
Production costs-Mubarek Field	—	—
Exploration expenses	—	—
Depletion and depreciation	—	—
Impairment	—	—
Results of oil and gas producing operations before income taxes	—	—
Provision for income taxes	—	—
Results of Oil and Gas Producing Operations	$—	$—

Changes in the Standardized Measure

There were no changes in the standardized measure of discounted future net cash flows for the years ended December 31, 2013 and 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practice or financial statement disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Interim Principal Executive Officer and Interim Principal Accounting Officer , of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act). Based on that evaluation the Principal Executive and Accounting Officer concluded that the Company’s disclosure controls and procedures are adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Accounting Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the monitoring and review of work performed by our Chief Financial Officer and/or accounting consultant in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Interim Principal Accounting Officer and/or accounting consultant. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer and accounting consultant. Because of the material weakness described above, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO’).

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

Name	Position	Director/Officer Since	Age

Karim Jobanputra(1)	Director (Principal Executive Officer and Interim Principal Accounting Officer), Corporate Secretary	November 2, 2005	49
Michael D. Noonan(2)	Director, Former Interim Chief Financial Officer	November 16, 2005	55
Robert Curt(3)	Director	July 31, 2009	62
Mark Rachovides(4)	Director	August 8, 2012	50

(1)
Mr. Jobanputra was appointed Chief Executive Officer on September 12, 2007 until his resignation on December 1, 2011. He was reappointed as Interim Principal Executive Officer on July 23, 2012 and assumed the position of Interim Principal Accounting Officer on September 30, 2013 after the Chief Financial Officer resigned. He continues to serve as a director and Chairman of the Board.

(2)	Mr. Noonan was appointed as director on November 16, 2005.

(3)	Mr. Curt was appointed as director on July 31, 2009 pursuant to its powers under the Company's bylaws to fill vacant seats on the Board.

(4)	Mr. Rachovides was appointed as director on August 8, 2012, pursuant to its powers under the Company’s bylaws to fill vacant seats on the Board.

The following is a description of the principal occupations and other employment during the past five years and their directorships in certain companies of the directors of the Company. This information is as reported by the respective directors and executive officers.

Karim Jobanputra - Director/Interim Principal Executive Officer and Interim Principal Accounting Officer. Karim Jobanputra is an entrepreneur and owns companies that do business mostly in the Middle East and Europe. Mr. Jobanputra has experience in the areas of corporate finance and international business development.  Mr. Jobanputra is an entrepreneur and dedicates less than 100% of his business efforts to the business of Sky.  Mr. Jobanputra has other business interests, some of which may be in the oil and gas industry, and serves on the board of directors and as an officer for private companies.  Mr. Jobanputra also works as a self-employed consultant based in the United Kingdom and has provided consulting services to companies in the areas of corporate finance and business development in the Asian and Middle East markets, including Indonesia, Qatar, Saudi Arabia, India and China.

Michael D. Noonan - Director. Mr. Noonan has more than 25 years of corporate finance, corporate governance and investor relations experience. He received a Bachelor of Business Administration degree in Business Administration and Economics from Simon Fraser University in British Columbia, Canada; a Master of Business Administration degree from Athabasca University in Alberta, Canada; and an Executive Juris Doctorate from Concord School of Law in Los Angeles, California.

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

Mark Rachovides - Director. Mr. Rachovides is a well-known specialist in South East Europe and President of the Euromines. Euromines is recognized as the representative body of the European metals and minerals mining industry. Mark Rachovides is a consultant to Eldorado Gold Corporation and until recently was Chairman of Deva Gold being Eldorado’s subsidiary in Romania. Previously he was Vice President, Europe at Dundee Resources Limited after spending 11 years at the European Bank for Reconstruction and Development (EBRD.) He was formerly an Executive Director of European Goldfields which was acquired by Eldorado in early 2012. He was also a director of Uzhuralzoloto, one of Russia’s largest gold producers until recently and remains on the Board of Eurogas International, a company developing oil and gas projects in Tunisia. He has been involved with a number of public companies and natural resource projects in the region both as a company director and a financier. He has also written a number of articles and conference presentations for Euromines, the LBMA, the World Gold Council, PDAC, the Mining Journal, the Russia-Canada mining group and other bodies. He has been involved in a wide variety of projects in the Former Soviet Union, Southern and Eastern Europe.

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

Corporate Governance

The Company’s Board of Directors is responsible for the Company’s Corporate Governance policies and has separately designated standing Compensation, Nominating, and Audit Committees. During 2013, the full Board handled the responsibilities of the designated committees until such time as qualified independent directors could be nominated and appointed to the Board and assigned to the committees. The Company’s Board determines independence based on the criteria for independence and un-relatedness prescribed by the Sarbanes-Oxley Act of 2002, and section 803A of the NYSE Amex Company Guide.

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

During 2013 the Compensation Committee had no members.  Accordingly, the members of the Company’s Board of Directors, as a whole, performed the functions and responsibilities of the Compensation Committee.

Nominating Committee

Nominees for the election to the Board of Directors are recommended by the Nominating Committee. The Company has adopted a formal written Board resolution addressing the nomination process and such related matters as may be required under federal securities laws. During 2013, the Corporate Governance and Nominating Committee had no members.  Accordingly, the members of the Company’s Board of Directors, as a whole, performed the functions and responsibilities of the Nominating Committee.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee

The Company’s Audit Committee Charter designated an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

During 2013, the Company’s Audit Committee had no members.  Accordingly, the members of the Company’s Board of Directors, as a whole, performed the functions and responsibilities of the Audit Committee. The Company has not identified an independent financial expert our its Board of Directors.

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

Code of Ethics

We have adopted a corporate code of ethics administered by our former corporate secretary, Michael D. Noonan who resigned as of September 30, 2013 and replaced by Karim Jobanputra. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct, to provide full, fair, accurate, timely and understandable disclosure in public reports, to comply with applicable laws, to ensure prompt internal reporting of code violations, and to provide accountability for adherence to the code. Our code of ethics provides written standards that are reasonably designed to deter wrongdoing and to promote:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock (“10% stockholders”), to file reports of ownership and changes in ownership with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely upon our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all of these filing requirements were satisfied by our officers, directors, and 10% stockholders in 2013.

ITEM 11. EXECUTIVE COMPENSATION

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other executives for the fiscal year ended December 31, 2013 is as follows:

Name and	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	Nonqualified Deferred	All other	Total
Principal Position						Compensation	Compensation Earnings	Comp.
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Noonan Director(1)	2013 2012	80,000 72,500							80,000 72,500
Karim Jobanputra Chairman and Director(2)	2013 2012	7,500 7,500							7,500 7,500
Robert Curt Director	2013 2012	30,000 7,500							30,000 7,500
Mark Rachovides Director	2013 2012	30,000 7,500							30,000 7,500

(1)
Includes $120,000 paid in consulting fees for services as VP Corporate, Corporate Secretary, and $30,000 in director fees. As of December 31, 2013 the amount due to Mr. Noonan in deferred and unpaid fees was $77,500

(2)	Mr. Jobanputra did not receive compensation for services in 2012 and $7,500 in directors fees. As of December 31, 2012 the amount due to Mr. Jobanputra is $22,500.

Executive Compensation Agreements and Summary of Executive Compensation

Report of the Board of Directors on Executive Compensation

During the year ended December 31, 2013, our Board of Directors was responsible for establishing compensation policy and administering the compensation programs of our executive officers.

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

Appointment of Karim Jobanputra - Director/Interim Principal Executive Officer and Interim Principal Accounting Officer.

Mr. Karim Jobanputra was appointed as our Interim Principal Executive Officer and Principal Accounting Officer on September 30, 2013. Mr. Jobanputra previously served as the Company's Chief Executive Officer from September 5, 2007 to December 1, 2011. Mr. Jobanputra assumed the office of Principal Executive officer on July 3, 2012 and Interim Principal Accounting Officer after the resignation of our Chief Financial Officer. Mr. Jobanputra currently serves the Company as Chairman of the Board of Directors.

Equity Awards

The following table sets forth certain information concerning our outstanding options for our named executive officers and directors at December 31, 2013. Under our U.S. and non-U.S. Employee Stock Option Plans there is 1/3 vesting on the first anniversary of the grant and 1/3 vested each anniversary thereafter with terms between 7 and 10 years.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(1) (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Noonan	600,000			1.29	9/28/2015
	150,000			0.18	6/28/2020
Karim Jobanputra	300,000			0.18	6/28/2017
Robert Curt	150,000			0.50	8/17/2016
	50,000			0.18	6/28/2020

Mark Rachovides		300,000		0.25	8/8/2018

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of March 31, 2014, by each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock; our named executive officers; our directors; and all of our executive officers and directors as a group.

Name of Stockholder	Address	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Officers:
Karim Jobanputra, Director, Interim Chief Executive Officer and Interim Chief Accounting Officer	P.O. Box 82 Doha, State of Qatar	12,140,200	17.89%
Michael Noonan, Director	401 Congress Avenue Suite 1540 Austin, Texas USA 78701	314,687	0.01%
Robert P. Curt Director	15950 N. Dallas Parkway Suite 400 Dallas, Texas USA 75248	—	**
Mark Rachovides Director	15950 N. Dallas Parkway Suite 400 Dallas, Texas USA 75248	295,000	**
All Officers & Directors as a Group		12,749,887	18.86%
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2013, except for the transactions described below, none of our directors, named executive officers or more-than-five-percent shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction, or in any proposed transactions which has materially affected or will materially affect us.

Consulting Arrangement with Karim Jobanputra

On September 30, 2013, Mr. Jobanputra was appointed as Interim Principal Accounting Officer after the resignation of our Chief Financial Officer.

Director Independence

As of December 31, 2013, we had four directors, two of which are considered independent directors:

•	Karim Jobanputra

•	Michael D. Noonan

•	Robert P. Curt (Independent)

•	Mark Rachovides (Independent)

An “independent” director is a director whom the Board of Directors has determined satisfies the requirements for independence section 803A of the NYSE MKT Company Guide.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s independent registered public accounting firm for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for 2013 and 2012 and reviews of the consolidated financial statements included in the Company’s Forms 10-K and 10-Q for 2013 and 2012 were approximately $51,000 and $71,000, respectively.

Audit-Related Fees

The aggregate fees billed by the Company’s independent registered public accounting firm for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above for 2013 and 2012 were $0.

Tax Fees

The aggregate fees billed by the Company’s independent registered public accounting firm for professional services for tax compliance, tax advice, and tax planning for 2013 and 2012 were approximately $6,785 and $9,000, respectively.

All Other Fees

The aggregate fees billed by the Company’s independent registered public accounting firm for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for 2013 and 2012 were $0.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY PETROLEUM, INC.

April 15, 2014	By:	/s/ KARIM JOBANPUTRA Karim Jobanputra Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/	KARIM JOBANPUTRA	Chairman	April 15, 2014
	Karim Jobanputra	(Principal Executive Officer and Principal Accounting Officer)

/s/	MICHAEL D. NOONAN	Director	April 15, 2014
Michael D. Noonan

/s/	ROBERT CURT	Director	April 15, 2014
Robert Curt

/s/	MARK RACHOVIDES	Director	April 15, 2014
Mark Rachovides