Form 10-Q
period 2014-03-31
SKY PETROLEUM, INC.
filed 2014-05-20
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Number of Shares outstanding at May 20, 2014: 68,133,709

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NOTE: These condensed consolidated financial statements reflect the Company’s Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013.

Sky Petroleum, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$64,166	$277,995
Other current assets	7,213	—
Total Current Assets	71,379	277,995

Investment in oil and gas properties, net	—	—
Fixed assets, net	11,024	13,575
Deposits and other assets	11,929	11,929
Total Assets	$94,332	$303,499

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$2,040,986	$2,004,712
Accounts payable, related party	192,250	238,344
Accrued interest	14,630	11,704
Note Payable, related party	150,000	150,000
Total Current Liabilities	2,397,866	2,404,760

Commitments and contingencies

Stockholders' deficit:
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Series B Preferred stock, no par value, 5,000,000 shares authorized, 3,863,636 issued and outstanding	7,820,000	7,820,000
Common stock, $0.001 par value, 150,000,000 shares authorized, 68,133,709 shares issued and outstanding, respectively	68,134	68,134
Additional paid-in capital	43,322,229	43,316,055
Accumulated deficit	(53,513,897)	(53,305,450)
Total Stockholders' equity (deficit):	(2,303,534)	(2,101,261)

Total Liabilities and Stockholders’ Equity (Deficit)	$94,332	$303,499

The accompanying Notes are an integral part of these condensed consolidated financial statements

Sky Petroleum, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended
	March 31, 2014	March 31, 2013
Oil revenues	$—	$—
Expenses:
Depreciation	2,551	2,550
Arbitration expense	—	1,047,858
Legal and accounting	78,466	413,167
Travel	—	19,000
Consulting services	41,147	58,460
Impairment expense of oil & gas investment in Albania	—	10,205,220
Other general and administrative	83,357	99,398
Total expenses	205,521	11,845,653
Net operating loss	(205,521)	(11,845,653)
Interest expense	(2,926)	—
Net loss	$(208,447)	$(11,845,653)

Net loss per share - basic and diluted	0.00	$(0.17)
Weighted average number of common shares outstanding basic and diluted	68,383,709	68,383,709

The accompanying Notes are an integral part of these condensed consolidated financial statements.

Sky Petroleum, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(208,447)	$(11,845,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,551	2,550
Share based compensation	6,174	14,591
Impairment of oil & gas investment in Albania	—	10,205,220
Changes in operating assets and liabilities:
Other current assets	(7,214)	102,412
Accounts payable and accrued liabilities	(6,893)	952,971
Net cash used in operating activities	(213,829)	(567,909)
Cash flows from financing activities:
Proceeds from private placement	—	150,000
Net cash provided by financing activities	—	150,000
Net decrease in cash and cash equivalents	(213,829)	(417,909)
Cash and cash equivalents at the beginning of period	277,995	1,546,058
Cash and cash equivalents at the end of period	$64,166	$1,128,149

The accompanying Notes are an integral part of these condensed consolidated financial statements.

Sky Petroleum, Inc.
Notes to Condensed Consolidated Financial Statements

As used herein, the terms, “Sky Petroleum,” “Sky,” “Company,” “we,” “us,” and “our” refer to Sky Petroleum, Inc. and related subsidiaries.

Note 1 - Organization and Basis of Presentation

The Company was organized on August 22, 2002 under the laws of the State of Nevada, as The Flower Valet. On December 20,
2004 the Company amended its articles of incorporation to change its name to Seaside Explorations, Inc. Subsequently, on March 28, 2005 the Company changed its name to Sky Petroleum, Inc. ("Sky", "Sky Petroleum", or "Company"). The Company has four wholly-owned subsidiaries, two incorporated in Cyprus: Sastaro Limited (“Sastaro”) and Bekata Limited (Bekata”) which owns 100% of Sastaro, of which the companies relate to our Mubarek field operations, and a third Sky Petroleum (Albania) Inc., ("Sky Petroleum Albania") a Cayman Islands corporation, incorporated for the purposes of holding and operating interests in Albania. The company owns 100% of Sky Petroleum UK Limited (the "JV Sub"), incorporated in England and Wales which owns 75% of Hyde Resources Limited (the "JV Corporation"). The purpose of the "JV Corporation" is to obtain licenses and to conduct technical, environmental and exploration due diligence; raise capital and enter into one or more joint venture projects (each a “JVC Project”) for the purposes of conducting, Exploration, Development and Commercialization of oil and gas project in an Area of Interest. The Company is engaged in the exploration and development of oil and natural gas properties of others under arrangements in which we finance the costs in exchange for interests in the oil or natural gas revenue generated by the properties. Such arrangements are commonly referred to as farm-ins to us, or farm-outs by the property owners farming out to us.

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

The Company cannot be certain that its existing sources of cash will be adequate to meet our liquidity requirements. However, management has implemented plans to improve liquidity through slowing or stopping certain planned expenditures and negotiations with Creditors to reduce its debt obligations.. Management plans to obtain funding through equity, debt or other securities offerings. There can be no assurance that the capital raising efforts will be successful or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.

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

Note 2 - Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the
United States of America (U.S. G.A.A.P.) pursuant to the rules and regulations of the SEC and stated in US dollars.

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

As of March 31, 2014, the net carrying value of the Company's acquisition and development costs for oil and gas projects in
Albania was $0.

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

Stock-Based Compensation

The Company measures all share-based payments, including grants of employee stock options, using a fair-value based method in accordance with U.S. GAAP. The cost of services received in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the grant date fair value of those awards amortized over the requisite service period.

Basic and Diluted Net Loss Per Share

Basic net loss per share is computed based on the weighted average shares of common stock outstanding for the period which included 250,000 shares outstanding and earned but unissued. Common stock equivalents which represent stock options (approximately 2,100,000 stock options) have been excluded from the computation of diluted net loss per share as their effect is anti-dilutive. Convertible debentures (principal and accrued interest) outstanding at March 31, 2014, and 2013 totaling $164,630 and $161,704, respectively, were convertible into common stock at a price of $.25 have been excluded from the computation of diluted net loss per share as their effect is antidilutive. There were no remaining warrants that are outstanding as of March 31, 2014.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management for each period presented herein. Fair values were assumed to approximate carrying values for cash and cash equivalents, and accounts payable and accrued expenses because they are short term in nature and their carrying amounts approximate fair values.

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

U.S. GAAP establishes a framework for measuring fair value and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available (Level 1). If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters (Level 2). Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer's creditworthiness, among other things, as well as unobservable parameters (Level 3). Any such valuation adjustments are applied consistently over time.

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

Note 3 - Investment in Oil and Gas Properties

As of March 31, 2014, the Company's investment in oil and gas properties was zero.

On June 24, 2010, Sky entered into a Production Sharing Contract (“PSC”) with the Ministry of Economy, Trade and Energy of
Albania, acting through the National Agency of Natural Resources of Albania (“AKBN”). The PSC grants Sky Petroleum exclusive rights to three exploration blocks (Block Four, Block Five and Block Dumre) in the Republic of Albania (the “Concession Area”). The Concession Area covered approximately 1.2 million acres, representing approximately 20% of the landmass of Albania.

On December 23, 2011, Sky Petroleum delivered Notice of Arbitration under the Arbitration Rules of the United Nations
Commission on Internal Trade Law to National Agency of Natural Resources and to the Ministry of Economy, Trade and Energy of Albania to institute an arbitration proceeding against the Ministry of Economy, Trade and Energy of Albania, acting by and through AKBN, for breach of the PSC in accordance with Article XXI of the PSC. The arbitration proceeding arose out of the alleged termination of the PSC in breach of the expressed termination provisions in the PSC. The Arbitration Tribunal ruled that the PSC was properly terminated. See "Contingencies" in Note 7 to Consolidated Financial Statements for further details.

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

The Company's expenditures related to the Albania exploration blocks consisted of acquisition costs totaling $50,000, and
$700,000 for fees to consultants for locating and negotiating the Company's investment in the Albania exploration blocks,
$415,220 for fees related to evaluations and assessments of the concession area, and $50,000 towards the $100,000 allocation for training and education for the first year exploration period. In addition, 3 million shares of common stock with a fair value of $1,170,000, plus 3,863,636 Preferred Shares Series B with a value of $7,820,000, were issued to a Consultant for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties.

As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $0, and for the year ended December 31, 2013, Sky Petroleum had an impairment charge of $10,205,220; and accrued a liability of $501,511 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding. As of March 31, 2014, the obligation to pay AKBN remains outstanding.

Note 4 – Bank Guarantee

On August 10, 2011, the Company delivered a bank guarantee in the form of a letter of credit under the terms of the PSC with
AKBN. In connection with the bank guarantee, Sky Petroleum made a cash deposit of $1,500,000 with Texas Citizens Bank N.A. in 2011. The cash deposit was considered restricted cash.

The Letter of Credit was effective through February 22, 2013. The principal under the Letter of Credit would be reduced every month or three months, as agreed between AKBN and the Company during the First Exploration Period, as defined under the PSC, by an amount equal to the sum spent by the Company on its Work Program obligations, as defined under the PSC, during such month or three months, such reductions to be effected in accordance with monthly or quarterly written statements issued by AKBN to the Company. As of March 29, 2013 the Letter of Credit had matured and the proceeds were moved to unrestricted cash.

Note 5 - Stockholders' Equity

Preferred Stock

We have authorized 10 million shares of $0.001 par value Series A Preferred Stock. There were no shares of Series A Preferred
Stock outstanding as of March 31, 2014 and March 31, 2013, respectively.

On October 8, 2010, pursuant to the terms of a Consulting Agreement, dated May 18, 2010, as amended September 29, 2010 and
October 3, 2010, by and between the Company and Consultant, the Company filed a Certificate of Designation with the Secretary of
State for the State of Nevada to designate 5,000,000 shares of the Company's preferred stock as shares of Series B Preferred Stock (the "Series B Preferred Shares").

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

In connection with the Series B designation and the Consultant Agreement, the Company issued 3,863,636 shares, with a fair value of $7,820,000. These shares were issued to the Consultant for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties in Albania. As of March 31, 2014 and December 31, 2013, 3,863,636 shares of Series B Preferred Stock were outstanding.

On June 25, 2012, the Company issued a stop order notice to its transfer agent under which the transfer agent was instructed to:
not to remove the restrictive legends from the share certificates representing the Shares; not to effect or facilitate the transfer, assignment, conveyance or sale of any of the Series B Preferred Shares; and not to effect the conversion of the Series B Preferred Stock into shares of common stock of the Corporation, unless the transfer agent receives the expressed written instructions of the Secretary of the Registrant. The Company has determined that Consultant breached numerous terms of the Consulting Agreement and committed other actions that resulted in substantial harm and damage to the Company and its shareholders.

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

For the three months ended March 31, 2014, the Company recorded $6,174 of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these stock option awards. No options were exercised for the three months ended March 31, 2014. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying stock option. In accordance with FASB ASC Topic No. 718 and No. 505, the fair value of each stock option grant was estimated on the date of the grant, using the Black-Scholes option-pricing model. As of March 31, 2014, there was approximately $43,223 unrecognized compensation expenses related to non-vested stock option agreements.

A summary of stock options outstanding as of March 31, 2014, is as follows:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.18	750,000	4.22	$0.18	716,667	$0.18
$0.25	550,000	4.50	$0.25	350,000	$0.25
$0.50	200,000	2.60	$0.50	200,000	$0.50
$1.29	600,000	1.50	$1.29	600,000	$1.29

The aggregate intrinsic value of exercisable options as of March 31, 2014 is $0.  The aggregate intrinsic value of options outstanding as of March 31, 2014 is $0.

The following is a summary of stock option activity for the three months ended March 31, 2014 and for the year ended December 31, 2013:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2012	2,100,000	$0.55	4.61
Options canceled	—
Options granted	—
Balance, December 31, 2013	2,100,000	0.55	3.61
Options canceled	—
Options granted	—
Balance, March 31, 2014	2,100,000	0.55	3.36

Exercisable, March 31, 2014	1,866,667	$0.58	3.23

Class A Units and Class A Warrants and Class B Units and Class B Warrants

In October 2011, the Company initiated subscriptions agreements for a non-brokered private placement to raise $1,000,000. Upon receipt of proceeds the Company issued 4,000,000 Class A Units at $0.25 per unit to investors. Each Class A Unit consisted of one share of common stock of the Company, par value $0.001 and one Class A Warrant. Each Class A Warrant is exercisable to acquire one Class B Unit of the Company at an exercise price of $0.35 per Class B Unit until January 20, 2013, which expired. Each Class B Unit consists of one share of common stock of the Company, par value $0.001 and one Class B Warrant. Each Class B Warrant is exercisable to acquire one common share of the Company, par value $0.001 at an exercise price of $0.60 per Class B Warrant Share until January 20, 2014 which expired. The Company received $860,000 in proceeds prior to the year ended December 31, 2011 for the offering, and received $140,000 in 2012.The Company had received all $1,000,000 in proceeds as of December 31, 2012.

In connection with the offering of the Class A Units, the Corporation issued a reservation order reserving Common Shares for issuance as follows:

Warrant Class/ Exercise Price	Number of Shares Common Stock (Reserved)	Aggregate Exercise Price
Class A Warrants (US$0.35)	4,000,000	1,400,000
Class B Warrants (US$0.60)	4,000,000	2,400,000
Total	8,000,000	3,800,000

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

Warrant Class/ Exercise Price	Number of Shares Common Stock (Reserved)	Aggregate Exercise Price
Class A Warrants (US$0.35)	2,000,000	700,000
Class B Warrants (US$0.60)	4,000,000	2,400,000
Total	8,000,000	3,100,000

Note 6 - Income Taxes

For the three months ended March 31, 2014, the Company had net operating losses and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At March 31, 2014, the Company has accumulated operating losses totaling approximately $60 million. The net operating loss carry forwards will begin to expire in 2020 if not utilized. The Company has recorded net operating losses in each year since its inception through March 31, 2014. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that, the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at March 31, 2014.

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

Note 8 - Note Payable, Related Party Transactions

On January 8, 2013, Mark Rachovides, Director with the Company, gave proceeds in the amount of $150,000 for a convertible promissory note at 8% to mature on January 8, 2014. The note converts to 600,000 shares of Common Stock of SKPI.
Subsequent to the period-end, the note was extended to May 8, 2015.

Note 9 - Subsequent Events

Effective May 8, 2014, the Company entered into a Second Note Extension Agreement with Mark Rachovides, a director of the Company (the "Holder") in connection with the extension of the maturity date of an issued and outstanding 8% Convertible Promissory Note, due May 8, 2014 (the "Note"), in the principal amount of $150,000. Under the terms of the Note Extension Agreement, the Company and the Holder agreed to extend the maturity date of the Note from May 8, 2014 to May 8, 2015, and the Company agreed to prepay $25,000 in interest. The Company issued the Holder an Amended and Restated 8% Convertible Promissory Note, due May 8, 2015, which shall amend, superseded and replace in its entirety the originally issued Note.

Effective May 15, 2014, the Company and Dorsey & Whitney LLP , ("Dorsey") entered into a Fee Settlement Arrangement to settle an obligation for professional fees for services rendered and for expenses and other disbursement through April 30, 2014 in an amount of $1,088,886. On the terms and subject to the conditions of this Agreement, the Company hereby agrees to pay Dorsey an aggregate of $350,000 (the "Settlement Payment") in full satisfaction of these obligations. The Settlement Payment will be paid as follows: (a) $50,000 on or before May 30, 2014, and (b) $300,000 paid in eighteen (18) monthly installments of $16,667 beginning on September 1, 2014: provided, however, the Company will pay the original balance on the earlier of (i) the date the Company raises financing in the aggregate of $5,000,000 or more in one or more transactions or (ii) the date the Company closes an Acquisition Transaction. "Acquisition Transaction" means (i) any sale of equity securities or securities convertible into equity securities of the Company; (ii) any merger, consolidation, statutory share exchange or acquisition transaction involving the Company or any material subsidiary of the Company; (iii) any sale of substantially all of the assets of the Company or any material subsidiary of the Company; of (iv) any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company unless, following the completion of such transaction, the then existing shareholder of Company own or control, directly or indirectly,at least 50% of the voting power or liquidation rights of Company or the successor of such merger, consolidation or statutory share exchange.

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

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2014. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Our management has included projections and estimates in this Quarterly Report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

Comparison of the Statement of Operations for the three months ended March 31, 2014 and March 31, 2013

Net Losses:

We had no revenues from operations for the three months ended March 31, 2014 and March 31, 2013, respectively. Revenue from operations, if any, will be dependent on our ability to obtain properties and successfully develop such properties. The Xompany currently has no material Oil and Gas properties.

We had a net loss of $208,447 for the three months ended March 31, 2014, and a net loss of $11,845,653 for the three months ended March 31, 2013.

Operating expenses:

For the three months ended March 31, 2014, total expenses were $205,521 compared to $11,845,653 for the three months ended March 31, 2013, a decrease of $11,640,132 or 98.2%. The operating expense decrease in 2013 was primarily attributable to the impairment of Albanian assets of $10,205,220 and arbitration costs of $941,314 incurred for the three months ended March 31, 2014.

During the three months ended March 31, 2014, we incurred legal and accounting expenses of $78,466 ($413,167, Q1 2013); consulting services expenses of $41,147 ($58,460, Q1 2013); and general and administrative expenses of $83,357 ($99,398 Q1 2013). These decreases are a result of the Company reducing costs as the ability to pay vendors has decreased. We had interest expense of $2,926 for the three months ended March 31, 2014, compared to none for the three months ended March 31, 2013.

General and administrative expenses may increase if we elect to pursue additional projects or properties.

Liquidity and Capital Resources

A component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing to fund new projects. We had cash on hand of approximately $64,166 at March 31, 2014.

The current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements. If we are unable to obtain financing through equity investments, we will seek alternative financing solutions including, but not limited to, credit facilities, debenture issuances or third party funding of our arbitration.

Net cash used in operating activities during the three months ended March 31, 2014 was $213,829 as compared to net cash used in operating activities of $567,909 for the comparable period in 2013, an decrease of $354,080. This decrease in cash used in operations is a result of reduction in expenses. Cash from financing activities was $150,000 for the three months ended March 31, 2013 from the private placement proceeds compared to none in 2014.

Total assets as of March 31, 2014, were $94,332 compared to total assets of $303,499 as of December 31, 2012. Stockholders' deficit as of March 31, 2014 was $2,303,534 compared to stockholders’ deficit of $2,101,261 as of December 31, 2012. The decrease in assets and stockholder’s equity was related to cash outflows for operating expenses.

As of March 31, 2014, we had current assets of $71,379, including cash and cash equivalents of $64,166.  We had current liabilities of $2,397,866, resulting in a working capital deficit of $2,326,487 at March 31, 2014 as compared to $2,126,765 in working capital deficit at December 31, 2013.

Over the next nine months, we anticipate that our working capital requirements will increase. We anticipate that we will raise additional capital through equity, debt or other securities offerings during 2014 to fund working capital requirements.

Subsequent to March 31, 2014, we extended the maturity date of an 8% convertible Promissory Note from May 8, 2014 to May 8, 2014. We also reduced a vendor payable from $1,088,886 to $350,000 under an installment payment plan. See "Subsequent Events" in Note 9 to Consolidated Financial Statements for further details.

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

Contractual Obligations

Leases

The Company had one lease on office facilities under operating lease agreements that expired on October 31, 2013. A second lease that terminated June 30, 2013 with the Company resulting from the resignation of the former Interim Chief Financial
Officer. The Tirana, Albania lease is on a month to month cancelable basis and was terminated on March 31, 2014. The Dallas lease is on a month to month cancelable basis. Total rent expense was $91,252 in 2013, and $109,000 in 2012.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4 - Disclosure Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Quarterly Report an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Interim Principal Executive Officer and Interim Principal Accounting Officer, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act). Based on that evaluation the Principal Executive and Accounting Officer concluded that the Company’s disclosure controls and procedures are adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the

Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Accounting Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Form 10-K, which was filed with the SEC on April 15, 2014.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the quarter ended March 31, 2014.

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

May 20, 2014