Form 10-Q
period 2014-06-30
SKY PETROLEUM, INC.
filed 2014-08-19
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Number of Shares outstanding at August 19, 2014: 76,133,709

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NOTE: These condensed consolidated financial statements reflect the Company’s Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, and Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013.

Sky Petroleum, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$69,076	$277,995
Other current assets	1,240	—
Total Current Assets	70,316	277,995

Investment in oil and gas properties, net	—	—
Fixed assets, net	9,535	13,575
Deposits and other assets	11,929	11,929
Total Assets	$91,780	$303,499

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,082,370	$2,004,712
Accounts payable, related party	13,950	238,344
Current portion of long term note payable	176,989	—
Accrued interest	2,959	11,704
Note payable, related party	150,000	150,000
Total Current Liabilities	1,426,268	2,404,760
Long term note payable	125,210	—
Total Liabilities	$1,551,478	$2,404,760

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Series B Preferred stock, no par value, 5,000,000 shares authorized, 3,863,636 issued and outstanding	7,820,000	7,820,000
Common stock, $0.001 par value, 150,000,000 shares authorized, 76,133,709 and 68,133,709 shares issued and 76,383,704 and 68,383,709 outstanding, respectively	76,134	68,134
Additional paid-in capital	43,720,569	43,316,055
Obligations due from Shareholders, related party	(225,000)	—
Accumulated deficit	(52,851,401)	(53,305,450)
Total Stockholders' deficit:	(1,459,698)	(2,101,261)

Total Liabilities and Stockholders’ Deficit	$91,780	$303,499

The accompanying Notes are an integral part of these condensed consolidated financial statements

Sky Petroleum, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Oil revenues	$—	$—	$—	$—
Expenses:
Depreciation	1,489	2,550	4,040	5,100
Arbitration expense	—	(106,544)	—	941,314
Legal and accounting	40,082	171,696	118,548	584,863
Travel	—	199,925	—	218,925
Consulting services	7,944	58,097	49,091	116,557
Impairment expense of oil & gas investment in Albania	—	—	—	10,205,220
Gain on settlement of accounts payable	(760,202)	—	(760,202)	—
Other general and administrative	44,217	141,470	127,574	240,868
Total expenses (income)	(666,470)	467,194	(460,949)	12,312,847
Net operating income (loss)	666,470	(467,194)	460,949	(12,312,847)
Interest expense	(3,974)	—	(6,900)	—
Net income (loss)	$662,496	$(467,194)	$454,049	$(12,312,847)

Basic earnings (loss) per share - net income	0.01	$(0.01)	$0.01	$(0.18)
Diluted earnings (loss) per share - net income	0.01	$(0.01)	$0.01	$(0.18)
Weighted average number of common shares outstanding:
Basic	71,196,896	68,383,709	69,790,302	68,383,709
Diluted	71,796,896	68,383,709	69,790,302	68,383,709

The accompanying Notes are an integral part of these condensed consolidated financial statements.

Sky Petroleum, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$454,049	$(12,312,847)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,040	5,100
Share based compensation	12,514	29,182
Amortization of debt discount	1,015	—
Impairment of oil & gas investment in Albania	—	10,205,220
Gain on settlement of accounts payable	(760,202)	—
Changes in operating assets and liabilities:
Other current assets	(1,240)	95,218
Accounts payable and accrued liabilities	(66,595)	622,813
Net cash used in operating activities	(356,419)	(1,355,314)
Cash flows from financing activities:
Proceeds from convertible debt issuance	—	150,000
Proceeds from issuance of shares	175,000
Payments on debt	(27,500)	—
Net cash provided by financing activities	147,500	150,000
Net decrease in cash and cash equivalents	(208,919)	(1,205,314)
Cash and cash equivalents at the beginning of period	277,995	1,546,058
Cash and cash equivalents at the end of period	$69,076	$340,744

Supplemental disclosures of cash flow information:
Total non-cash exchange of accounts payable for debt	$350,000	$—
Total cash paid for interest - related party	$14,630	$—

The accompanying Notes are an integral part of these condensed consolidated financial statements.

Sky Petroleum, Inc.
Notes to Condensed Consolidated Financial Statements

As used herein, the terms, “Sky Petroleum,” “Sky,” “Company,” “we,” “us,” and “our” refer to Sky Petroleum, Inc. and related subsidiaries.

Note 1 - Organization and Basis of Presentation

The Company was organized on August 22, 2002 under the laws of the State of Nevada, as The Flower Valet. On December 20,
2004 the Company amended its articles of incorporation to change its name to Seaside Explorations, Inc. Subsequently, on March 28, 2005 the Company changed its name to Sky Petroleum, Inc. ("Sky", "Sky Petroleum", or "Company"). The Company has four wholly-owned subsidiaries, two incorporated in Cyprus: Sastaro Limited (“Sastaro”) and Bekata Limited (Bekata”) which owns 100% of Sastaro, of which the companies relate to our Mubarek field operations, and a third Sky Petroleum (Albania) Inc., ("Sky Petroleum Albania") a Cayman Islands corporation, incorporated for the purposes of holding and operating interests in Albania. The company owns 100% of Sky Petroleum UK Limited (the "JV Sub"), incorporated in England and Wales which owns 75% of Hyde Resources Ltd. (the "JV Corporation"). The purpose of the JV Corporation is to obtain licenses and to conduct technical, environmental and exploration due diligence; raise capital and enter into one or more joint venture projects (each a “JVC Project”) for the purposes of conducting, exploration, development and commercialization of oil and gas project in an Area of Interest. The Company is engaged in the exploration and development of oil and natural gas properties of others under arrangements in which we finance the costs in exchange for interests in the oil or natural gas revenue generated by the properties. Such arrangements are commonly referred to as farm-ins to us, or farm-outs by the property owners farming out to us.

The Company cannot be certain that its existing sources of cash will be adequate to meet our liquidity requirements. However, management has implemented plans to improve liquidity through slowing or stopping certain planned expenditures and negotiations with creditors to reduce its debt obligations. Management plans to obtain funding through equity, debt or other securities offerings. There can be no assurance that the capital raising efforts will be successful or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.

Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this Form 10- Q Quarterly Report pursuant to certain rules and regulations of the Securities and Exchange Commission ("SEC"). These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Note 2 - Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the
United States of America ("U.S. GAAP") pursuant to the rules and regulations of the SEC and stated in US dollars.

Basis of Consolidation

The financial statements present the consolidated accounts of the Company and its wholly owned subsidiaries, Bekata, Sastaro and Sky Petroleum Albania and Sky Petroleum UK Limited (which owns 75% of Hyde Resources Ltd. All intercompany account balances and transactions have been eliminated.

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

Under the full cost method of accounting, the net book value of oil and natural gas properties, less related deferred income taxes, may not exceed a calculated “ceiling”. The ceiling limitation is the discounted estimated after-tax future net cash flows from proved oil and natural gas properties. In calculating future net cash flows, current prices and costs are generally held constant indefinitely. The net book value of oil and natural gas properties, less related deferred income taxes is compared to the ceiling on a quarterly and annual basis. Any excess of the net book value, less related deferred income taxes, is generally written off as an expense. Under rules and regulations of the Securities Exchange Commission ("SEC"), all or a portion of the excess above the ceiling may not be written off if, subsequent to the end of the quarter or year but prior to the release of the financial results, prices have increased sufficiently that all or a portion of such excess above the ceiling would not have existed if the increased prices were used in the calculations.

As of June 30, 2014, the net carrying value of the Company's acquisition and development costs for oil and gas projects in
Albania was $0.

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

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and natural gas sold to purchasers. As of June 30, 2014 and December 31, 2013, the Company
did not have any oil or natural gas imbalances recorded. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition.

Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No, 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently evaluating the impact of adopting the guidance on our consolidated financial statements.

Note 3 - Investment in Oil and Gas Properties

As of June 30, 2014, the Company's investment in oil and gas properties was zero.

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

On December 23, 2011, Sky Petroleum delivered Notice of Arbitration under the Arbitration Rules of the United Nations
Commission on Internal Trade Law to National Agency of Natural Resources and to the Ministry of Economy, Trade and Energy of Albania to institute an arbitration proceeding against the Ministry of Economy, Trade and Energy of Albania, acting by and through AKBN, for breach of the PSC in accordance with Article XXI of the PSC. The arbitration proceeding arose out of the alleged termination of the PSC in breach of the expressed termination provisions in the PSC. The Arbitration Tribunal ruled that the PSC was properly terminated. See "Commitments & Contingencies" in Note 7 to the condensed Consolidated Financial Statements for further details.

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

As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $0, and for the year ended December 31, 2013, Sky Petroleum had an impairment charge of $10,205,220; and accrued a liability of $501,511 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding. As of June 30, 2014, the obligation to pay AKBN remains outstanding.

On May 18, 2005, our wholly owned subsidiary Sastaro entered into a Participation Agreement with Buttes Gas and Oil Co.
International Inc. (which we refer to as “Buttes”), a wholly-owned subsidiary of Crescent Petroleum Company International
Limited (which we refer to as “Crescent”) for the financing of a drilling program in the Mubarek field. The field is an offshore region in a concession area surrounding Abu Musa Island in the Arabian Gulf. Under the terms of the Participation Agreement, the Company participated in a share of the future production revenue by contributing $25 million in drilling and completion costs related to two wells in an off-shore oil and natural gas project in the United Arab Emirates. The operator of the drilling program, Crescent completed the first well in 2006 and the second well in 2007. As of December 31, 2009, the first well produced a total of 150,413 gross barrels, and the second well produced a total of 149,471 gross barrels. Both wells terminated production in 2009.

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

Note 5 - Stockholders' Equity

Preferred Stock

We have authorized 10 million shares of $0.001 par value Preferred Stock. There were no shares of Preferred Stock outstanding as of June 30, 2014 and December 31, 2013, respectively.

On October 8, 2010, pursuant to the terms of a consulting agreement ("the Consulting Agreement"), dated May 18, 2010, as amended September 29, 2010 and October 3, 2010, by and between the Company and consultant, the Company filed a Certificate of Designation with the Secretary of State for the State of Nevada to designate 5,000,000 shares of the Company's preferred stock as shares of Series B Preferred Stock (the "Series B Preferred Shares").

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

In connection with the Series B designation and the Consultant Agreement, the Company issued 3,863,636 shares, with a fair value of $7,820,000. These shares were issued to the Consultant for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties in Albania. As of June 30, 2014 and December 31, 2014, 3,863,636 shares of Series B Preferred Stock were outstanding.

On June 25, 2012, the Company issued a stop order notice to its transfer agent under which the transfer agent was instructed to:
not to remove the restrictive legends from the share certificates representing the Shares; not to effect or facilitate the transfer, assignment, conveyance or sale of any of the Series B Preferred Shares; and not to effect the conversion of the Series B Preferred Stock into shares of common stock of the Company, unless the transfer agent receives the expressed written instructions of the Secretary of the Registrant. The Company has determined that consultant breached numerous terms of the Consulting Agreement and committed other actions that resulted in substantial harm and damage to the Company and its shareholders.

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

For the three and six months ended June 30, 2014, the Company recorded $6,174 and 12,514, respectively of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these stock option awards. No options were granted or exercised for the three and six months ended June 30, 2014. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying stock option. In accordance with U.S. GAAP, the fair value of each stock option grant was estimated on the date of the grant, using the Black-Scholes option-pricing model. As of June 30, 2014, there was approximately $37,049 unrecognized compensation expenses related to non-vested stock option agreements.

A summary of stock options outstanding as of June 30, 2014, is as follows:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.18	750,000	3.95	$0.18	716,667	$0.18
$0.25	550,000	4.33	$0.25	350,000	$0.25
$0.50	200,000	2.35	$0.50	200,000	$0.50
$1.29	600,000	1.25	$1.29	600,000	$1.29

The aggregate intrinsic value of exercisable options as of June 30, 2014 is $0.  The aggregate intrinsic value of options outstanding as of June 30, 2014 is $0.

The following is a summary of stock option activity for the six months ended June 30, 2014:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2013	2,100,000	0.55	3.36
Options canceled	—
Options granted	—
Balance, June 30, 2014	2,100,000	0.55	3.11

Exercisable, June 30, 2014	1,866,667	$0.58	2.98

Class A Units and Class A Warrants and Class B Units and Class B Warrants

In October 2011, the Company initiated subscriptions agreements for a non-brokered private placement to raise $1,000,000. Upon receipt of proceeds the Company issued 4,000,000 Class A Units at $0.25 per unit to investors. Each Class A Unit consisted of one share of common stock of the Company, par value $0.001 and one Class A Warrant. Each Class A Warrant was exercisable to acquire one Class B Unit of the Company at an exercise price of $0.35 per Class B Unit until January 20, 2013, which expired. Each Class B Unit consists of one share of common stock of the Company, par value $0.001 and one Class B Warrant. Each Class B Warrant was exercisable to acquire one common share of the Company, par value $0.001 at an exercise price of $0.60 per Class B Warrant Share until January 20, 2014, which expired. The Company received $860,000 in proceeds prior to the year ended December 31, 2011 for the offering, and received $140,000 in 2012. The Company had received all $1,000,000 in proceeds as of December 31, 2012.

In connection with the offering of the Class A Units, the Corporation issued a reservation order reserving Common Shares for issuance as follows:

Warrant Class/ Exercise Price	Number of Shares Common Stock (Reserved)	Aggregate Exercise Price
Class A Warrants (US$0.35)	4,000,000	1,400,000
Class B Warrants (US$0.60)	4,000,000	2,400,000
Total	8,000,000	3,800,000

In May 2012, the Company initiated subscriptions agreements for a non-brokered private placement to raise $500,000. The
Company issued 2,000,000 Class A Units at $0.25 per unit to an investor in May 2012. Each Class A Unit consisted of one share of common stock of the Company, par value $0.001 and one Class A Warrant. Each Class A Warrant was exercisable to acquire one Class B Unit of the Company at an exercise price of $0.35 per Class B Unit until May 14, 2013, which expired. Each Class B Unit consists of one share of common stock of the Company, par value $0.001 and one Class B Warrant. Each Class B Warrant is exercisable to acquire one common share of the Company, par value $0.001 at an exercise price of $0.60 per Class B Warrant Share until May 14, 2014, which expired. The Company received $500,000 in proceeds as of December 31, 2012.

In connection with the offering of the Class A Units, the Corporation issued a reservation order reserving Common Shares for issuance as follows:

Warrant Class/ Exercise Price	Number of Shares Common Stock (Reserved)	Aggregate Exercise Price
Class A Warrants (US$0.35)	2,000,000	700,000
Class B Warrants (US$0.60)	4,000,000	2,400,000
Total	6,000,000	3,100,000

Class D Units

In May 2014, the Company initiated subscriptions agreements for a non-brokered private placement to raise $400,000. Upon receipt of proceeds the Company will issue up to 8,000,000 Class D Units at $0.05 per unit to investors. Each Class D Unit consists of one share of common stock of the Company, par value US$0.001 (a “Common Share”) and one Class D Warrant (each, a “Class D Warrant”). Each Class D Warrant is exercisable to acquire one common share of the Company, par value US$0.001 at an exercise price of US$0.10 per Class D Warrant Share until May 29, 2016 (the two (2) year anniversary of the Closing Date) a related party invested $325,000 in units and paid in multiple transactions. The first payment was on June 23, 2014 for $55,000. The second payment was on June 25, 2014 for $45,000. A receivable of $225,000 is due as of June 30, 2014, see Note 9, Related Party Transactions. A third payment was received on July 7, 2014 for $69,000 leaving a balance of $156,000 receivable from shareholder as of the date of this filing. Another accredited investor invested $75,000 in units and paid on June 12, 2014. As of June 30, 2014, the 8,000,000 common shares were granted to the investors.

In connection with the offering of the Class D Units, the Company issued a reservation order reserving Common Shares for issuance as follows:

Warrant Class/ Exercise Price	Number of Shares Common Stock (Reserved)	Aggregate Exercise Price
Class D Warrants (US$0.10)	8,000,000	$800,000
Total	8,000,000	$800,000

Restricted Stock

Restricted stock awards are awards of common stock that are subject to the restrictions on transfer and to a risk of forfeiture if the awardee terminates with the Company prior to the lapse of the restrictions. During the six months ended June 30, 2014, the Company issued 100,000 shares of restricted stock. The shares vest 50,000 over 90 days and 50,000 over one year. The fair value of such stock was determined using the closing price on the grant date and compensation expense is recorded over the applicable vesting periods. For the three months ended June 30, 2014 we recognized $166 of stock-based compensation expense related to restricted stock awards. As of June 30, 2014 there was approximately $5,804 of unrecognized compensation expense related to restricted stock awards.

The following table summarizes the restricted stock activity for the six months ended June 30, 2014 :

	Number Of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested, March 31, 2014	—	—
Granted	100,000	0.06
Vested	—
Canceled/Forfeited	—
Nonvested, June 30, 2014	100,000	0.06

Note 6 - Income Taxes

For the three months ended June 30, 2014, the Company had net operating loss carryforwards, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At June 30, 2014, the Company has accumulated operating losses totaling approximately $60 million. The net operating loss carry forwards will begin to expire in 2020 if not utilized. The Company has recorded net operating losses in each year since its inception through June 30, 2014. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that, the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at June 30, 2014.

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

The Company’s wholly owned subsidiaries have prepared the required foreign tax returns for the years ended December 31, 2005 through December 31, 2008. Foreign taxes have been estimated at approximately $33,000 for tax years 2005 through 2008. Management has engaged qualified firms to identify and prepare foreign tax returns for filing for the years ended December 31, 2005 through 2012. The Company believes amounts due, if any, would not be material due to changes in Cyprus tax laws during those periods, and due to net operating losses from foreign operations carried forward.

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

The Company has guaranteed to, the due and punctual performance of all obligations of the JV Sub under or in connection with the JV Agreement if and when they become performable in accordance with the terms of the joint venture agreement (the "Guaranteed Obligations"). The Company further agreed to indemnify in full and on demand from and against all and any losses, costs and expenses suffered or incurred arising out of, or in connection with: (a) any failure of the JV Sub to perform or discharge the Guaranteed Obligations; or (b) any of the Guaranteed Obligations being or becoming totally or partially unenforceable by reason of illegality, incapacity, lack or exceeding of powers, ineffectiveness or execution or any other matters; but the Company's obligations or liability under the indemnity shall be no greater than the JV Sub's obligations or liability under the JV Agreement. As of June 30, 2014 no obligation have risen and no activity has occurred within the JV Sub.

Note 8 - Note Payable, Related Party Transactions

On January 8, 2013, Mark Rachovides, Director of the Company, gave proceeds in the amount of $150,000 for a convertible promissory note at 8% to mature on January 8, 2014. The note converts to 600,000 shares of Common Stock of the Company.
Subsequent to the period-end, the note was extended to May 8, 2015.

Note 9 - Related Party Transactions

In May 2014, OceanRidge Investments S.A., a company controlled by Karim Jobanputra, the Company's Chairman and Interim Principal Executive Officer, was issued share certificates representing 6,500,000 Class D Units representing shares of common stock at US$0.05 per unit for aggregate consideration of US$325,000 in proceeds and one Class D Warrant (each, a “Class D Warrant”). Each Class D Warrant is exercisable to acquire one common share of the Company, par value US$0.001 (a “Class D Warrant Share”) at an exercise price of US$0.10 per Class D Warrant Share until May 29, 2016 (the two (2) year anniversary of the Closing Date).

As of June 30, 2014, OceanRidge, paid the subscription price as follows: $100,000 in cash ($55,000 on June 23, 2014; $45,000 on June 25, 2014) and $225,000 was considered a receivable from shareholder.

Note 10 - Long-Term Note Payable

Effective May 15, 2014, the Company and Dorsey & Whitney LLP , ("Dorsey") entered into a Fee Settlement Arrangement to settle an obligation for professional fees for services rendered and for expenses and other disbursement through April 30, 2014 in an amount of $1,088,886. On the terms and subject to the conditions of this Agreement, the Company agreed to pay Dorsey an aggregate of $350,000 (the "Settlement Payment") in full satisfaction of these obligations. The Settlement Payment will be paid as follows: (a) $50,000 on or before May 30, 2014 (paid), and (b) $300,000 paid in eighteen (18) monthly installments of $16,667 beginning on September 1, 2014: provided, however, the Company will pay the balance of the settlement payment on the earlier of (i) the date the Company raises financing in the aggregate of $5,000,000 or more in one or more transactions or (ii) the date the Company closes an Acquisition Transaction. "Acquisition Transaction" means (i) any sale of equity securities or securities convertible into equity securities of the Company; (ii) any merger, consolidation, statutory share exchange or acquisition transaction involving the Company or any material subsidiary of the Company; (iii) any sale of substantially all of the assets of the Company or any material subsidiary of the Company; (iv) any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company unless, following the completion of such transaction, the then existing shareholder of Company own or control, directly or indirectly, at least 50% of the voting power or liquidation rights of Company or the successor of such merger, consolidation or statutory share exchange. This settlement resulted in the Company having a gain of $760,202 for the three and six months ended June 30, 2014.

The debt obligation is at a 0% interest rate, management calculated the imputed interest rates at 8% which is the rate the Company is currently paying for other debt obligations. Unamortized debt discount in the amount of $20,301 is netted against the note payable and is displayed net of discount.

Note 11 - Earnings Per Share

U.S. GAAP provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company.

Potential common stock shares consist of shares that may arise from outstanding dilutive common stock warrants and options (the number of which is computed using the "treasury stock method" and from outstanding convertible debentures (the number of which is computed using the "if converted method".

Diluted EPS considers the potential dilution that could occur if the Company's outstanding common stock options, warrants, and convertible debentures were converted into common stock that then shared in the Company's earnings (as adjusted for interest expense) that would longer occur if the debentures were converted.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Basic earnings per share:
Net Income	$662,496	$(467,194)	$454,049	$(12,312,847)
Average number of common shares outstanding	71,196,896	68,383,709	69,790,302	68,383,709
Basic earnings per share - net income	$0.01	-$0.01	$0.01	-$0.18

Net Income	662,496	(467,194)	454,049	(12,312,847)
Adjustment to net earnings from assumed conversion of debentures (1)	2,992	—	—	—
Adjusted Net Income	664,932	(467,194)	454,049	(12,312,847)

Average number of common share outstanding:
Common shares outstanding	71,196,896	68,383,709	69,790,302	68,383,709
Potential dilutive shares resulting from exercise of warrant and options (2)	—	—	—	—
Potential dilutive shares resulting from conversion of debentures (3)	600,000	—	—	—
Total average number of common shares outstanding used for dilution	71,796,896	68,383,709	69,790,302	68,383,709
Diluted earnings per share - net income	$0.01	-$0.01	$0.01	-$0.18

(1) Represents interest expense on dilutive convertible debentures that would not occurred if they were assumed converted.
(2) All outstanding warrants and options were not considered for the EPS computation as upside down on price per share. these totaled 2,100,000 outstanding options, 8,000,000 outstanding warrants, and 100,000 in restricted stock.

(3) Convertible debentures (principal) outstanding at the three and six months ended June 30, 2014 totaling $150,000 were convertible into common stock at a price of $0.25 per share in 2014. No potential dilutive share for each of the three and six month periods ended June 30, 2013 have been excluded from earnings per share due to being anti-dilutive

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Comparison of the Statement of Operations for the three and six months ended June 30, 2014 and June 30, 2013

Net Losses:

We had no revenues from operations for the three and six months ended June 30, 2014 and June 30, 2013, respectively. Revenue from operations, if any, will be dependent on our ability to obtain properties and successfully develop such properties. The Company currently has no material Oil and Gas properties.

We had a net income of $662,496 for the three months ended June 30, 2014, and a net loss of $467,194 for the three months ended June 30, 2013. We had a net income of $454,049 for the six months ended June 30, 2014, and a net loss of $12,312,847 for the six months ended June 30, 2013.

Operating expenses:

For the three months ended June 30, 2014, operating income was $666,470 compared to an operating loss of $467,194 for the three months ended June 30, 2013, a change of $1,133,664. The operating income was primarily due to the settlement agreement with Dorsey Whitney reducing expenses $760,202 and no further Arbitration costs as compared to prior year.

During the three months ended June 30, 2014, we had a reduction in legal and accounting expenses to $40,082 ($171,696, Q2 2013); consulting services expenses to $7,944 ($58,097, Q2 2013); and general and administrative expenses to $44,217 ($141,470 Q2 2013). These decreases relate to the AKBN arbitration costs incurred in 2013. We had interest expense of $3,974 for the three months ended June 30, 2014, compared to none for the three months ended June 30, 2013.

For the six months ended June 30, 2014, operating income was $$460,949 compared to an operating loss of $12,312,847 for the six months ended June 30, 2013, a change of $12,773,796, The operating income was primarily due to the Company negotiating a settlement reducing legal costs owed of $760,202 and a one time impairment cost in 2013 for Albania oil and gas property of $10,205,220 and related arbitration expense of $941,314.

During the six months ended June 30, 2014, we had a reduction in legal and accounting expenses to $118,548 ($584,863, Q2 2013); a reduction in consulting services to $49,091 ($116,557, Q2 2013); general and administrative expenses to $127,574 ($240,868 Q2 2013) and in 2013 we incurred impairment expense in Albania Oil and Gas of $10,205,220. We had interest expense of $6,900 for the six months ended June 30, 2013, compared to none for the six months ended June 30, 2013.

Liquidity and Capital Resources

A component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing to fund new projects. We had cash on hand of approximately $69,076 at June 30, 2014.

The current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements. If we are unable to obtain financing through equity investments, we will seek alternative financing solutions including, but not limited to, credit facilities, debenture issuances or third party funding of our arbitration.

Net cash used in operating activities during the six months ended June 30, 2014 was $356,419 as compared to net cash used in operating activities of $1,355,314 for the comparable period in 2013, an decrease of $998,895. This decrease in cash used in operations is a result of reduction in legal expenses and prior year write-off of the Albania Oil & Gas property. Cash from financing activities was $150,000 for the six months ended June 30, 2013 from the private placement proceeds compared to $147,500 for issuance of shares in 2014 reduced by debt payments.

Total assets as of June 30, 2014, were $91,780 compared to total assets of $303,499 as of December 31, 2013. Stockholders' deficit as of June 30, 2014 was $1,459,698 compared to stockholders’ deficit of $2,101,261 as of December 31, 2013. The decrease in assets was related to cash outflows for operating expenses.

As of June 30, 2014, we had current assets of $70,316, including cash and cash equivalents of $69,076.  We had current liabilities of $1,426,268, resulting in a working capital deficit of $1,355,952 at June 30, 2014 as compared to $2,126,765 in working capital deficit at December 31, 2013.

Over the next six months, we anticipate we will be required to raise additional capital to fund our working capital requirements.

In May 2014, the Company initiated subscriptions agreements for a non-brokered private placement to raise $400,000. Upon receipt of proceeds the Company will issue up to 8,000,000 Class D Units at $0.05 per unit to investors. Each Class D Unit consists of one share of common stock of the Company, par value US$0.001 (a “Common Share”) and one Class D Warrant (each, a “Class D Warrant”). Each Class D Warrant is exercisable to acquire one Common Share of the Company, par value US$0.001 at an exercise price of US$0.10 per Class D Warrant Share until May 29, 2016 (the two (2) year anniversary of the Closing Date). There were to parties that participated in the subscription agreement. A related party entity invested $325,000 in units and paid in multiple transactions. The first payment was on June 23, 2014 for $55,000. The second payment was on June 25, 2014 for $45,000. A receivable of $225,000 is due as of June 30, 014, see Note 9, Related Party Transactions. Athird payment was received on July 7, 2014 for $69,000 leaving a balance of $156,000 receivable from shareholder as of the date of this filing. Another accredited investor invested $75,000 worth in units and paid on June 12, 2014. As of June 30, 2014, the 8,000,000 common shares were granted to the investors.

Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies searching for opportunities in the oil and natural gas industry. Such risks include, but are not limited to, our ability to secure a drilling rig, our ability to successfully drill for hydrocarbons, commodity price fluctuations, delays in drilling or bringing production, if any, on line, an evolving business model and unpredictable availability of qualified oil and gas exploration prospects and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and development plan, successfully identify future drilling locations, continue to rely on qualified independent consultants, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

Leases

The Company had one lease on office facilities under operating lease agreements that expired on October 31, 2013. A second lease that terminated June 30, 2013 with the Company resulting from the resignation of the former Interim Chief Financial
Officer. The Tirana, Albania lease is on a month to month cancelable basis and was terminated on March 31, 2014. The Dallas lease is on a month to month cancelable basis. Total rent expense was $27,652 and $43,346 for the six months ended June 30, 2014 and 2013 respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Except for the issuance of 8,000,000 Class D units described above, there were no sales of unregistered securities during the quarter ended June 30, 2014. The Class D units were issued outside the United States to accredited investors in reliance upon exceptions from the registration requirement of the Securities Act of 1933, under Regulation S.

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

August 19, 2014