Form 10-Q
period 2014-09-30
SKY PETROLEUM, INC.
filed 2014-11-14
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

(214) 299-7660
(Registrant's Telephone Number, including area code)

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

Number of Shares outstanding at November 14, 2014: 76,133,709

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NOTE: These condensed consolidated financial statements reflect the Company’s Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, the Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013, and Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013.

Sky Petroleum, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$16,031	$277,995
Total Current Assets	16,031	277,995

Investment in oil and gas properties, net	—	—
Fixed assets, net	8,399	13,575
Deposits and other assets	11,929	11,929
Total Assets	$36,359	$303,499

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$1,124,669	$2,004,712
Accounts payable, related party	76,560	238,344
Current portion of long term note payable	204,404	—
Accrued interest	2,992	11,704
Note payable, related party	150,000	150,000
Total Current Liabilities	1,558,625	2,404,760
Long term note payable	78,362	—
Total Liabilities	$1,636,987	$2,404,760

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Series B Preferred stock, no par value, 5,000,000 shares authorized, 3,863,636 issued and outstanding	7,820,000	7,820,000
Common stock, $0.001 par value, 150,000,000 shares authorized, 76,133,709 and 68,133,709 shares issued and 76,383,704 and 68,383,709 outstanding, respectively	76,134	68,134
Additional paid-in capital	43,730,330	43,316,055
Obligations due from Shareholders, related party	(156,000)	—
Accumulated deficit	(53,071,092)	(53,305,450)
Total Stockholders' deficit:	(1,600,628)	(2,101,261)

Total Liabilities and Stockholders’ Deficit	$36,359	$303,499

The accompanying Notes are an integral part of these condensed consolidated financial statements

Sky Petroleum, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Oil revenues	$—	$—	$—	$—
Expenses:
Depreciation	1,136	2,551	5,176	7,651
Arbitration expense	—	—	—	941,314
Legal and accounting	46,344	27,042	164,892	611,905
Travel	44,068	33,800	44,068	252,725
Consulting services	5,636	53,510	54,727	170,067
Impairment expense of oil & gas investment in Albania	—	—	—	10,205,220
Gain on settlement of accounts payable	—	—	(760,202)	—
Other general and administrative	116,448	138,541	244,022	379,409
Total expenses (income)	213,632	255,444	(247,317)	12,568,291
Net operating income (loss)	(213,632)	(255,444)	247,317	(12,568,291)
Interest income (expense)	(6,059)	(8,578)	(12,959)	(8,578)
Net income (loss)	$(219,691)	$(264,022)	$234,358	$(12,576,869)

Basic earnings (loss) per share - net income	$—	$—	$—	$(0.18)
Weighted average number of common shares outstanding:
Basic	76,383,709	68,383,709	71,988,105	68,383,709

The accompanying Notes are an integral part of these condensed consolidated financial statements.

Sky Petroleum, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income (loss)	$234,358	$(12,576,869)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,176	7,651
Share based compensation	22,275	35,356
Amortization of debt discount	4,082	—
Impairment of oil & gas investment in Albania	—	10,205,220
Gain on settlement of accounts payable	(760,202)	—
Changes in operating assets and liabilities:
Other current assets	—	152,746
Accounts payable and accrued liabilities	38,347	775,123
Net cash used in operating activities	(455,964)	(1,400,773)
Cash flows from financing activities:
Proceeds from convertible debt issuance	—	150,000
Proceeds from issuance of shares	244,000
Payments on debt	(50,000)	—
Net cash provided by financing activities	194,000	150,000
Net decrease in cash and cash equivalents	(261,964)	(1,250,773)
Cash and cash equivalents at the beginning of period	277,995	1,546,058
Cash and cash equivalents at the end of period	$16,031	$295,285

Supplemental disclosures of cash flow information:
Total non-cash exchange of accounts payable for debt	$350,000	$—
Total cash paid for interest - related party	$17,589	$—

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

The Company cannot be certain that its existing sources of cash will be adequate to meet our liquidity requirements. However, management has implemented plans to improve liquidity through slowing or stopping certain planned expenditures and negotiations with creditors to reduce its debt obligations. management plans to obtain funding through equity, debt or other security offerings. There can be no assurance that the capital raising efforts will be successful or that our results of operations will materially improve in either the short-term or long-term and accordingly, we may be unable to meet our obligations as they become due.

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

Basis of Consolidation

The financial statements present the consolidated accounts of the Company and its wholly owned subsidiaries, Bekata, Sastaro and Sky Petroleum Albania and Sky Petroleum UK Limited (which owns 75% of Hyde Resources Ltd). All intercompany account balances and transactions have been eliminated.

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

As of September 30, 2014, the net carrying value of the Company's acquisition and development costs for oil and gas projects in
Albania was $0.

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

Use of Estimates in the Preparation of Consolidated Financial Statements

Preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments are held for trading purposes. The carrying value of note payable, related party approximates fair value since this instrument bears market rate of interest. Additional non-interest bearing long term instruments have been reduced by a market interest rate.

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

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and natural gas sold to purchasers. As of September 30, 2014 and December 31, 2013, the Company
did not have any oil or natural gas imbalances recorded. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition". Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No, 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact of adopting the guidance on our consolidated financial statements.

Note 3 - Investment in Oil and Gas Properties

As of September 30, 2014, the Company's investment in oil and gas properties was zero.

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

As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $0, and for the year ended December 31, 2013, Sky Petroleum had an impairment charge of $10,205,220; and accrued a liability of $501,511 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding. As of September 30, 2014, the obligation to pay AKBN remains outstanding.

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

Note 5 - Stockholders' Equity

Preferred Stock

We have authorized 10 million shares of $0.001 par value Preferred Stock. There were no shares of Preferred Stock outstanding as of September 30, 2014 and December 31, 2013, respectively.

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

In connection with the Series B designation and the consultant agreement, the Company issued 3,863,636 shares, with a fair value of $7,820,000. These shares were issued to the consultant for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties in Albania. As of September 30, 2014 and December 31, 2013, 3,863,636 shares of Series B Preferred Stock were outstanding.

On June 25, 2012, the Company issued a stop order notice to its transfer agent under which the transfer agent was instructed to:
not to remove the restrictive legends from the share certificates representing the Series B Preferred Shares; not to effect or facilitate the transfer, assignment, conveyance or sale of any of the Series B Preferred Shares; and not to effect the conversion of the Series B Preferred Stock into shares of common stock of the Company, unless the transfer agent receives the expressed written instructions of the Secretary of the Registrant. The Company has determined that consultant breached numerous terms of the Consulting Agreement and committed other actions that resulted in substantial harm and damage to the Company and its shareholders.

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

For the three and nine months ended September 30, 2014, the Company recorded $6,174 and $18,486, respectively of compensation expense based on its use of the Black Scholes model to estimate the grant-date fair value of these stock option awards. No options were granted or exercised for the three and nine months September 30, 2014. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying stock option. In accordance with U.S. GAAP, the fair value of each stock option grant was estimated on the date of the grant, using the Black-Scholes option-pricing model. As of September 30, 2014, there was approximately $30,874 unrecognized compensation expenses related to non-vested stock option agreements.

A summary of stock options outstanding as of September 30, 2014, is as follows:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.18	750,000	3.70	$0.18	716,667	$0.18
$0.25	550,000	4.03	$0.25	450,000	$0.25
$0.50	200,000	2.10	$0.50	200,000	$0.50
$1.29	600,000	0.99	$1.29	600,000	$1.29

The aggregate intrinsic value of exercisable options as of September 30, 2014 is $0.  The aggregate intrinsic value of options outstanding as of September 30, 2014 is $0.

The following is a summary of stock option activity for the nine months ended September 30, 2014:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance, December 31, 2013	2,100,000	0.55	3.36
Options canceled	—
Options granted	—
Balance at September 30, 2014	2,100,000	0.55	2.86

Exercisable at September 30, 2014	1,966,667	$0.57	2.79

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

Class D Units

In May 2014, the Company initiated subscriptions agreements for a non-brokered private placement to raise $400,000. Upon receipt of proceeds the Company will issue up to 8,000,000 Class D Units at $0.05 per unit to investors. Each Class D Unit consists of one share of common stock of the Company, par value US$0.001 (a “Common Share”) and one Class D Warrant (each, a “Class D Warrant”). Each Class D Warrant is exercisable to acquire one common share of the Company, par value US$0.001 at an exercise price of US$0.10 per Class D Warrant Share until May 29, 2016 (the two (2) year anniversary of the Closing Date). A related party invested $325,000 in units and paid in multiple transactions. The first payment was on June 23, 2014 for $55,000. The second payment was on June 25, 2014 for $45,000. A third payment was received on July 7, 2014 for $69,000 leaving a balance of $156,000 as of the date of this filing. A receivable from shareholder of $156,000 is due as of September 30, 2014, see Note 9, Related Party Transactions. Another accredited investor invested $75,000 in units and paid on June 12, 2014. As of September 30, 2014, the 8,000,000 common shares were granted to the investors.

In connection with the offering of the Class D Units, the Company issued a reservation order reserving Common Shares for issuance as follows:

Warrant Class/ Exercise Price	Number of Shares Common Stock (Reserved)	Aggregate Exercise Price
Class D Warrants (US$0.10)	8,000,000	$800,000
Total	8,000,000	$800,000

Restricted Stock

Restricted stock awards are awards of common stock that are subject to the restrictions on transfer and to a risk of forfeiture if the awardee terminates with the Company prior to the lapse of the restrictions. During the six months ended June 30, 2014, the Company issued 100,000 shares of restricted stock. The shares vest 50,000 over 90 days and 50,000 over one year. The fair value of such stock was determined using the closing price on the grant date and compensation expense is recorded over the applicable vesting periods. For the three months ended September 30, 2014 we recognized $3,789 of stock-based compensation expense related to restricted stock awards. As of September 30, 2014 there was approximately $2,211 of unrecognized compensation expense related to restricted stock awards.

The following table summarizes the restricted stock activity for the nine months ended September 30, 2014 :

	Number Of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested, June 30, 2014	—	$—
Granted	100,000	$0.06
Vested	50,000	$0.06
Canceled/Forfeited	—
Nonvested, September 30, 2014	50,000	$0.06

Note 6 - Income Taxes

For the three months ended September 30, 2014, the Company had net operating loss carryforwards, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2014, the Company has accumulated operating losses totaling approximately $60 million. The net operating loss carry forwards will begin to expire in 2020 if not utilized. The Company has recorded net operating losses in each year since its inception through September 30, 2014. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that, the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at September 30, 2014.

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

The Company’s wholly owned subsidiaries have prepared the required foreign tax returns for the years ended December 31, 2005 through December 31, 2008. Foreign taxes have been estimated at approximately $33,000 for tax years 2005 through 2008. Management has engaged qualified firms to identify and prepare foreign tax returns for filing for the years ended December 31, 2005 through 2013. The Company believes amounts due, if any, would not be material due to changes in Cyprus tax laws during those periods, and due to net operating losses from foreign operations carried forward.

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

The Company has guaranteed to, the due and punctual performance of all obligations of the JV Sub under or in connection with the JV Agreement if and when they become performable in accordance with the terms of the joint venture agreement (the "Guaranteed Obligations"). The Company further agreed to indemnify in full and on demand from and against all and any losses, costs and expenses suffered or incurred arising out of, or in connection with: (a) any failure of the JV Sub to perform or discharge the Guaranteed Obligations; or (b) any of the Guaranteed Obligations being or becoming totally or partially unenforceable by reason of illegality, incapacity, lack or exceeding of powers, ineffectiveness or execution or any other matters; but the Company's obligations or liability under the indemnity shall be no greater than the JV Sub's obligations or liability under the JV Agreement. As of September 30, 2014 no obligation have risen and no activity has occurred within the JV Sub.

Note 8 - Note Payable, Related Party Transactions

On January 8, 2013, Mark Rachovides, Director of the Company, gave proceeds in the amount of $150,000 for a convertible promissory note at 8% to mature on January 8, 2014. The note converts to 600,000 shares of Common Stock of the Company.
Subsequent to the period-end, the note was extended to May 8, 2015.

Note 9 - Related Party Transactions

In May 2014, OceanRidge Investments S.A., a company controlled by Karim Jobanputra, the Company's Chairman and Interim Principal Executive Officer, was issued share certificates representing 6,500,000 Class D Units representing shares of common stock at US$0.05 per unit for aggregate consideration of US$325,000 in proceeds and one Class D Warrant. Each Class D Warrant is exercisable to acquire one common share of the Company, par value US$0.001 (a “Class D Warrant Share”) at an exercise price of US$0.10 per Class D Warrant Share until May 29, 2016 (the two (2) year anniversary of the Closing Date).

As of September 30, 2014, OceanRidge, paid the subscription price as follows: $169,000 in cash ($55,000 on June 23, 2014; $45,000 on June 25, 2014 and $69,000 on July 7, 2014) and $156,000 was considered a receivable from shareholder.

Note 10 - Long-Term Note Payable

Effective May 15, 2014, the Company and Dorsey & Whitney LLP , ("Dorsey") entered into a Fee Settlement Arrangement to settle an obligation for professional fees for services rendered and for expenses and other disbursement through April 30, 2014 in an amount of $1,088,886. On the terms and subject to the conditions of this Agreement, the Company agreed to pay Dorsey an aggregate of $350,000 (the "Settlement Payment") in full satisfaction of these obligations. The Settlement Payment will be paid as follows: (a) $50,000 on or before May 30, 2014 (paid), and (b) $300,000 paid in eighteen (18) monthly installments of $16,667 beginning on September 1, 2014: provided, however, the Company will pay the balance of the settlement payment on the earlier of (i) the date the Company raises financing in the aggregate of $5,000,000 or more in one or more transactions or (ii) the date the Company closes an Acquisition Transaction. "Acquisition Transaction" means (i) any sale of equity securities or securities convertible into equity securities of the Company; (ii) any merger, consolidation, statutory share exchange or acquisition transaction involving the Company or any material subsidiary of the Company; (iii) any sale of substantially all of the assets of the Company or any material subsidiary of the Company; (iv) any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company unless, following the completion of such transaction, the then existing shareholder of Company own or control, directly or indirectly, at least 50% of the voting power or liquidation rights of Company or the successor of such merger, consolidation or statutory share exchange. This settlement resulted in the Company having a gain of $760,202 for the three and nine months September 30, 2014.

The debt obligation is at a 0% interest rate, management calculated the imputed interest rates at 8% which is the rate the Company is currently paying for other debt obligations. Unamortized debt discount in the amount of $17,378 is netted against the note payable and is displayed net of discount.

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

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Basic earnings per share:
Net Income	$(219,691)	$(264,022)	$234,358	$(12,576,869)
Average number of common shares outstanding	76,383,709	68,383,709	71,988,105	68,383,709
Basic earnings per share - net income	$—	$—	$—	$(0.18)

Net Income	(219,691)	(264,022)	234,358	(12,576,869)
Adjustment to net earnings from assumed conversion of debentures (1)	—	—	—	—
Adjusted Net Income	$(219,691)	$(264,022)	$234,358	$(12,576,869)

Average number of common share outstanding:
Common shares outstanding	76,383,709	68,383,709	71,988,105	68,383,709
Potential dilutive shares resulting from exercise of warrant and options (2)	—	—	—	—
Potential dilutive shares resulting from conversion of debentures (3)	—	—	—	—
Total average number of common shares outstanding used for dilution	76,383,709	68,383,709	71,988,105	68,383,709
Diluted earnings per share - net income	$—	$—	$—	$(0.18)

(1) Represents interest expense on dilutive convertible debentures that would not occurred if they were assumed converted.
(2) All outstanding warrants and options were not considered for the EPS computation as they are anti-dilutive. these totaled 2,100,000 outstanding options, 8,000,000 outstanding warrants, and 100,000 in restricted stock.

(3) Convertible debentures (principal) outstanding at the three and nine months ended September 30, 2014 totaling $150,000 were convertible into common stock at a price of $0.25 per share in 2014. These have been excluded from earnings per share due to being anti-dilutive.

Note 12 - Subsequent Events

The Board approved unanimously to appoint Ms. Muriel Dube to the Board of Directors of the Company as of November 12, 2014. Ms. Dube has been granted options to purchase 300,000 shares of the Corporation's common stock at an exercise price of $0.08 per share, vesting in arrears one-third (1/3) annually over the course of three years from the effective date of the appointment. The Stock Options shall terminate on November 11, 2021, which is seven (7) years from the date of the grant. Additionally, Ms. Dube was granted 50,000 shares of common stock of the Corporation as a signing bonus. The shares were not issued as of the date of this filing.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors, which could cause actual events or results to differ from those, expressed or implied by the forward-looking statements, including, without limitation:

- risks related to our limited operating history:

- risks related to our working capital deficit and our need to raise additional capital to fund working capital requirements;

- risks related to the historical losses and expected losses in the future and our ability to continue as a going concern;

- risks related to our dependence on our executive officers;

- risks related to fluctuations in oil and natural gas prices;

- risks related to acquisition and exploratory activities, drilling for and producing oil and natural gas;

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

Comparison of the Statement of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

Net Losses:

We had no revenues from operations for the three and nine months September 30, 2014 and September 30, 2013, respectively. Revenue from operations, if any, will be dependent on our ability to obtain properties and successfully develop such properties. The Company currently has no material Oil and Gas properties and no revenue or cash flow from operations.

We had a net loss of $219,691 for the three months ended September 30, 2014, and a net loss of $264,022 for the three months ended September 30, 2013. We had a net income of $234,358 for the nine months ended September 30, 2014, and a net loss of $12,576,869 for the nine months ended September 30, 2013.

Operating expenses:

For the three months ended September 30, 2014, an operating loss was $213,632 compared to an operating loss of $255,444 for the three months ended September 30, 2013, a change of $41,812. The operating expense savings were primarily due to reduction in consulting fees and a reduction in rent expense as compared to prior year.

During the three months ended September 30, 2014, we had a slight increase in legal and accounting expenses to $46,344 ($27,042, Q3 2013); a decrease in consulting services expenses to $5,636 ($53,510, Q3 2013); and general and administrative expenses to $116,448 ($138,541 Q3 2013). We had interest expense of $6,059 for the three months ended September 30, 2014, compared to interest income of $(8,578) for the three months ended September 30, 2013.

For the nine months ended September 30, 2014, operating income was $247,317 compared to an operating loss of 12,568,291 for the nine months ended September 30, 2013, a change of $12,815,608, The operating income was primarily due to the Company negotiating a settlement reducing legal costs owed of $760,202 and a one time impairment cost in 2013 for Albania oil and gas property of $10,205,220 and related arbitration expense of $941,314.

During the nine months ended September 30, 2014, we had a reduction in legal and accounting expenses to $164,892 ($611,905, Q3 2013); a reduction in consulting services to $54,727 ($170,067, Q3 2013); general and administrative expenses to $244,022 ($379,409 Q3 2013) and in 2013 we incurred impairment expense in Albania Oil and Gas of $10,205,220. We had interest expense of $12,959 for the nine months ended September 30, 2013, compared to interest income of $(8,578) for the nine months ended September 30, 2013.

Liquidity and Capital Resources

A component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing to fund new projects. We had cash on hand of approximately $16,031 at September 30, 2014.

The current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements. If we are unable to obtain financing through equity investments, we will seek alternative financing solutions including, but not limited to, credit facilities, debenture issuances or third party funding of our arbitration.

Net cash used in operating activities during the nine months ended September 30, 2014 was $455,964 as compared to net cash used in operating activities of $1,400,773 for the comparable period in 2013, an decrease of $944,809. This decrease in cash used in operations is a result of cost cutting measures. Cash from financing activities was $150,000 for the nine months ended September 30, 2013 from the private placement proceeds of convertible debt compared to $194,000 for issuance of shares in 2014 reduced by debt payments.

Total assets as of September 30, 2014, were $36,359 compared to total assets of $303,499 as of December 31, 2013. Stockholders' deficit as of September 30, 2014 was $1,600,628 compared to stockholders’ deficit of $2,101,261 as of December 31, 2013. The decrease in assets was related to cash outflows for operating expenses.

As of September 30, 2014, we had current assets of $16,031, including cash and cash equivalents of $16,031.  We had current liabilities of $1,558,625, resulting in a working capital deficit of $1,542,594 at September 30, 2014 as compared to $2,126,765 in working capital deficit at December 31, 2013. Total liabilities were $1,636,987 and $2,404,760 at September 30, 2014 and December 31, 2013, respectively.

We do not have sufficient cash flow to meet our working capital requirement and over the next six months, we will be required to raise additional capital to fund our working capital requirements.

In May 2014, the Company initiated subscriptions agreements for a non-brokered private placement to raise $400,000. Upon receipt of proceeds the Company will issue up to 8,000,000 Class D Units at $0.05 per unit to investors. Each Class D Unit consists of one share of common stock of the Company, par value US$0.001 (a “Common Share”) and one Class D Warrant (each, a “Class D Warrant”). Each Class D Warrant is exercisable to acquire one Common Share of the Company, par value US$0.001 at an exercise price of US$0.10 per Class D Warrant Share until May 29, 2016 (the two (2) year anniversary of the Closing Date). There were to parties that participated in the subscription agreement. A related party entity invested $325,000 in units and paid in multiple transactions. The first payment was on June 23, 2014 for $55,000. The second payment was on June 25, 2014 for $45,000. A third payment was received on July 7, 2014 for $69,000 leaving a balance of $156,000 receivable from shareholder as of the date of this filing. Another accredited investor invested $75,000 worth in units and paid on June 12, 2014. As of September 30, 2014, the 8,000,000 common shares were granted to the investors.

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

Contractual Obligations

Leases

The Company had one lease on office facilities under operating lease agreements that expired on October 31, 2013. A second lease that terminated June 30, 2013 with the Company resulting from the resignation of the former Interim Chief Financial
Officer. The Tirana, Albania lease was on a month to month cancelable basis and was terminated on March 31, 2014. The Dallas lease is on a month to month cancelable basis. Total rent expense was $41,100 and $61,680 for the nine months ended September 30, 2014 and 2013 respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Except for the issuance of 8,000,000 Class D units described above, there were no sales of unregistered securities during the quarter ended September 30, 2014. The Class D units were issued outside the United States to accredited investors in reliance upon exceptions from the registration requirement of the Securities Act of 1933, under Regulation S.

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
Karim Jobanputra
Chairman, Chief Executive Officer
(Principal Executive Officer and Principal Accounting Officer)

November 14, 2014