Form 10-K
period 2014-12-31
SKY PETROLEUM, INC.
filed 2015-08-28
CIK 1183276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(888) 344-9964

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Non-Accelerated Filer ☐	Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,346,068

The number of shares of the Registrant’s Common Stock outstanding as of August 28, 2015 was 76,533,709.

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

Any statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be forward-looking statements. Forward-looking statements are subject to a variety of known and unknown risks, uncertainties and other factors which could cause actual events or results to differ from those expressed or implied by the forward-looking statements, including, without limitation:

-	risks related to default judgment in Western District of Austin District Court (Federal) related to AKBN litigation;
-	risks related to our limited operating history:
-	risks related to our need to raise additional capital to fund working capital requirements;
-	risks related to the historical losses and expected losses in the future and our ability to continue as a going concern;
-	risks related to our dependence on our executive officers;
-	risks related to fluctuations in oil and natural gas prices;
-	risks related to exploratory activities, drilling for and producing oil and natural gas;
-	risks related to liability claims from oil and gas operations;
-	risks related to legal compliance costs and litigation expenditures;
-	risks related to the unavailability of drilling equipment and supplies;
-	risks related to competition in the oil and natural gas industry;
-	risks related to period to period comparison of our financial results;
-	risks related to our securities, including trading activity, price fluctuation and volatility;
-	risks related to our ability to raise capital or enter into joint venture or working interest arrangements to complete exploration and development programs on acceptable terms, if at all; and
-	political, social and cultural risks associated with operations and conducting business in foreign countries.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Business”, “Risk Factors”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. Our management has included projections and estimates in this Annual Report, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the Securities and Exchange Commission (which we refer to as the “SEC”) or otherwise publicly available. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

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

As of December 31, 2014, the Company had four wholly-owned subsidiaries, two incorporated in Cyprus: Sastaro Limited (“Sastaro”) and Bekata Limited ("Bekata”) which owns 100% of Sastaro and a third Sky Petroleum (Albania) Inc., a Cayman Islands corporation and qualified branch in Albania, incorporated for the purposes of holding interests in Albania. On October 31, 2013, the Company entered into a Joint Venture Shareholders agreement, with Hyde Resources Ltd., incorporated in Northern Ireland (the " JV Corporation"). The Company established Sky Petroleum UK Limited, incorporated in England and Wales (the "Sky JV Sub"), a wholly owned subsidiary of the Company. Sky JV Sub owns 75% of the Joint Venture shares.

SKY PETROLEUM, INC.
ORGANIZATION STRUCTURE

Sastaro was incorporated on March 28, 2005. Bekata was incorporated on February 7, 2005. Sky Petroleum (Albania) Inc. was incorporated on February 17, 2011.

Our principal corporate and executive offices are located at 15950 N. Dallas Parkway, Suite 400, Dallas, Texas 75248. Our telephone number is (888) 344-9964. We maintain a website at www.skypetroleum.com. Information contained on our website is not part of this Annual Report.

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

History

On June 24, 2010, Sky Petroleum, Inc. (the "Company") entered into a Production Sharing Contract (“PSC”) with the Ministry of Economy, Trade and Energy of Albania, acting through the National Agency of Natural Resources of Albania (“AKBN”). The PSC granted Sky Petroleum exclusive rights to three exploration blocks (Block Four, Block Five and Block Dumre) in the Republic of Albania (the “Concession Area”).

On December 23, 2011, the Company delivered Notice of Arbitration under the Arbitration Rules of the United Nations Commission on Internal Trade Law to National Agency of Natural Resources and to the Ministry of Economy, Trade and Energy of Albania (the "Arbitration") to institute an arbitration proceeding against the Ministry of Economy, Trade and Energy of Albania, acting by and through AKBN, for breach of the PSC in accordance with Article XXI of the PSC. The arbitration proceeding arose out of the termination of the PSC.

On May 7, 2013, the Arbitration Tribunal ruled that (i) AKBN provided proper notice of the termination of the PSC to Sky Petroleum on July 22, 2011, for Sky Petroleum's failure to deliver a conforming bank guarantee to AKBN by July 22, 2011, and
(ii) the PSC was properly terminated on November 17, 2011. The Arbitration Tribunal ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774($501,511). As a result of the ruling, Sky Petroleum impaired its Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania by $10,205,220 to $0. See "Investment in Oil and Gas Properties" in the Notes to Condensed Consolidated Financial Statements for further details. As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $0.  The Company had an impairment charge of $10,205,220; and accrued a liability of  $501,511 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding plus interest at the rate of 6% per annum from May 7, 2013 through the end of December 31, 2014.

On May 20, 2015, the Company received a copy of a Notice of Default Judgment issued by the United States District Court for the Western District of Texas Austin Division (the “Court”) in the matter: Ministry of Energy and Industry of the Government of the Republic of Albania, formerly known as the Ministry of Economy, Trade and Energy (acting by and through the National Agency of Natural Resources) vs. Sky Petroleum, Inc. (Case No. 14-cv-0112-SS), issued on February 11, 2015 (the “Judgment”). The complaint was filed with the Court on December 12, 2014, as an application to confirm the foreign arbitration award arising out of the decision by an arbitration tribunal issued under the 1976 UNICITRAL RULES related to the arbitration proceeding between the Company and AKBN arising from the termination of a Production Sharing Contract dated June 24, 2010. The Judgment affirmed AKBN damages as described above in the May 7, 2013 ruling. The Company is currently in settlement discussions with AKBN.
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

Sky JV Sub has undertaken to advance funds through loans or use commercially reasonable efforts to identify and secure loans or advancement of funds from bona fide arms’ length third party lenders, on commercially reasonable terms, to fund the reasonable business costs and general and administrative expenses of the JV Corporation and to fund the business from Exploration through to Discovery and onto the Delivery of a Development Plan (as those terms are defined in the JV Agreement). We have guaranteed the due and punctual performance of all obligations of Sky JV Sub under or in connection with the JV Agreement if and when they become performable in accordance with the terms of the JV Agreement (the “Guaranteed Obligations”). We further agreed to indemnify the SO Ventures against any losses, costs and expenses suffered or incurred by the SO Ventures arising out of, or in connection with: (a) any failure of Sky JV Sub to perform or discharge the Guaranteed Obligations; or (b) any of the Guaranteed Obligations being or becoming totally or partially unenforceable; but our obligations or liability under the indemnity shall be no greater than Sky JV Sub’s obligations or liability under the JV Agreement. There has been no activity or operations in the Joint Venture and no property acquired as of December 31, 2014.

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

Production Sharing Contract with the Ministry of Economy, Trade and Energy of Albania:

On June 24, 2010, Sky entered into a Production Sharing Contract with the Ministry of Economy, Trade and Energy of Albania, acting through the AKBN. The PSC granted Sky Petroleum exclusive rights to three exploration blocks (Block Four, Block Five and Block Dumre) in the Republic of Albania.
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
As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $0.  The Company had an impairment charge of $10,205,220; and accrued a liability of  $501,511 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding plus interest at the rate of 6% per annum from May 7, 2013 through the end of December 31, 2014.

On May 20, 2015, the Company received a copy of a Notice of Default Judgment issued by the United States District Court for the Western District of Texas Austin Division in the matter: Ministry of Energy and Industry of the Government of the Republic of Albania, formerly known as the Ministry of Economy, Trade and Energy (acting by and through the National Agency of Natural Resources) vs. Sky Petroleum, Inc. (Case No. 14-cv-0112-SS), issued on February 11, 2015. The complaint was filed with the Court on December 12, 2014, as an application to confirm the foreign arbitration award arising out of the decision by an arbitration tribunal issued under the 1976 UNICITRAL RULES related to the arbitration proceeding between the Company and AKBN arising from the termination of a PSC. The Judgment affirmed AKBN damages as described above in the May 7, 2013 ruling. The Company is currently in settlement discussions with AKBN.

 Other Projects:

Komi Republic - Russian Federation

In 2007, we acquired a minority stake in the development of an oilfield in the Komi Republic of the Russian Federation by acquiring a 3.9% interest, subject to dilution, in Pechora Energy through its UK parent company, Concorde Oil & Gas Plc. (“Concorde”). This acquisition was essentially a carried interest. Pechora Energy holds the production license for the Luzskoye field in the Komi Republic. During March 2010, Concorde’s directors noted that Concorde was in the process of disposing its operating assets to one of its majority shareholders - Kuwait Energy Company (“KEC”). The completion of this transaction is subject to a number of conditions, including regulatory consents, bank consent, and approval of KEC shareholders. As a result of these events, and as of December 31, 2010, the investment in this project was impaired to zero. As of December 31, 2014, the Company has not received any proceeds related to the disposition of these assets.

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

Reserves Reported to Other Agencies

No reserve estimates were filed with a federal authority or agency.

Productive Wells and Acreage

As of December 31, 2014, we had no productive wells or acreage.

Undeveloped Acreage

The Company does not have any undeveloped acreage.

Drilling Activities

The Company had no drilling activities during the years ended December 31, 2014 and 2013.

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

Risks related to our company

We may be unable to satisfy the default judgment entered against us in Western District of Texas Austin Division Federal Court.
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

As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $0.  The Company had an impairment charge of $10,205,220; and accrued a liability of  $501,511 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding plus interest at the rate of 6% per annum from May 7, 2013 through the end of December 31, 2014.

On May 20, 2015, the Company received a copy of a Notice of Default Judgment issued by the United States District Court for the Western District of Texas Austin Division in the matter: Ministry of Energy and Industry of the Government of the Republic of Albania, formerly known as the Ministry of Economy, Trade and Energy (acting by and through the National Agency of Natural

Resources) vs. Sky Petroleum, Inc. (Case No. 14-cv-0112-SS), issued on February 11, 2015. The complaint was filed with the Court on December 12, 2014, as an application to confirm the foreign arbitration award arising out of the decision by an arbitration tribunal issued under the 1976 UNICITRAL RULES related to the arbitration proceeding between the Company and AKBN arising from the termination of a PSC. The Judgment affirmed AKBN damages as described above in the May 7, 2013 ruling. The Company is currently in settlement discussions with AKBN.

We have a history of losses and will require additional financing to fund working capital requirements and ongoing efforts to secure oil and gas properties.  Failure to obtain additional financing could have a material adverse effect on our financial condition and could cast uncertainty on our ability to continue as a going concern.

We have limited working capital and we will need to raise additional capital to fund working capital requirements. We will be required to raise additional funds during 2015. We cannot be certain that additional capital or other types of financing will be available if needed or that, if available, the terms of such financing will be favorable or acceptable to us. Our ability to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions as well as our business performance. Our ability to continue on a going concern basis beyond the next twelve months depends on its ability to successfully raise additional financing for the substantial capital expenditures required to achieve planned principal operations.

We do not have sufficient capital to file our periodic reports under Section 13 of the Securities Exchange Act of 1934, and are not current in our reporting obligations. Our inability to file reports on a timely basis may adversely affect our ability to raise capital through the issuance of equity securities and our shareholders’ ability to sell or trade our equity securities.

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

We are dependent upon the continued services of Karim Jobanputra, our principal executive officer and principal accounting officer and chairman of the board who have significant experience in the oil and gas industry. We do not carry key person insurance on their lives. Mr. Jobanputra is an entrepreneur and may not dedicate 100% of their business efforts to the business of Sky. Our executive officer and directors have other business interests, some of which may be in the oil and gas industry, and may serve on the board of directors or provide consulting services for other companies. The loss of the services of our executive officer and board members, through incapacity or otherwise, would be costly to us and would require us to seek and retain other qualified personnel. See “Directors, Executive Officers, and Corporate Governance” below.

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

Lower oil and natural gas prices may not only decrease our future revenues but also may reduce the amount of oil and natural gas that we can produce economically. A substantial or extended decline in oil or natural gas prices may reduce our earnings, cash flow and working capital and the ability to obtain funding either through debt or equity.

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

The market price of our common stock on the OTCBB has ranged from a high of $0.10 and a low of $0.01 during the twelve-month period ended December 31, 2014. As of August 28, 2015, the market price for our common stock closed at $0.02 on the OTCBB. See “Market for Registrant’s Common Equity, and Related Stockholder Matters and Issuer Purchases of Equity Securities”. We cannot assure you that the market price of our common stock will not significantly fluctuate from its current level. The market price of our common stock may be subject to wide fluctuations in response to quarterly variations in operating results, changes in financial estimates by securities analysts, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of the operating results of certain companies to meet market expectations that have particularly affected the market prices of equity securities of many companies that have often been unrelated to the operating performance of such companies. These broad market fluctuations, or any industry-specific market fluctuations, may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, class action securities litigation has been instituted against such a company. Such litigation, whether with or without merit, could result in substantial costs and a diversion of management’s attention and resources, which would have a material adverse effect on our business, operating results and financial condition.

Broker-dealers may be discouraged from effecting transactions in our common stock because our common shares are considered a penny stock and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 as amended (“Exchange Act”), impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a penny stock. Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. The market price of our common stock on the OTCBB during the period from November 6, 2003 to December 31, 2014 ranged between a high of $3.20 and a low of $0.01 per share, and our common stock is deemed penny stock for the purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.

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

The continuation of the Company as a going concern is dependent upon the Company attaining and maintaining profitable operations, and raising additional capital. The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our company discontinue operations. Due to the uncertainty of our ability to meet our current operating expenses, in their report on the annual financial statements for the years ended December 31, 2014, our independent auditors included an explanatory paragraph regarding the doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the status of the Company. The continuation of our business is dependent upon us raising additional financial support, and maintaining profitable operations. The issuance of additional equity securities by us could result in a substantial dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. If the Company should fail to continue as a going concern, you may lose the value of your investment in the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Our principal corporate and executive offices are located at 15950 N. Dallas Parkway, Suite 400, Dallas, Texas 75248. Our telephone number is (888) 344-9964. We rent our corporate office space on a month-to-month basis. We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

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

On May 7, 2013, the Arbitration Tribunal ruled that the PSC was properly terminated on November 17, 2011, and ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774 ($501,511). As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $ 0, and for the year ended December 31, 2014, Sky Petroleum had an impairment charge of $10,205,220; and accrued a liability of $501,511 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding. As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $0.  The Company had an impairment charge of $10,205,220; and accrued a liability of  $501,511 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding plus interest at the rate of 6% per annum from May 7, 2013 through the end of December 31, 2014.

On May 20, 2015, the Company received a copy of a Notice of Default Judgment issued by the United States District Court for the Western District of Texas Austin Division in the matter: Ministry of Energy and Industry of the Government of the Republic of Albania, formerly known as the Ministry of Economy, Trade and Energy (acting by and through the National Agency of Natural Resources) vs. Sky Petroleum, Inc. (Case No. 14-cv-0112-SS), issued on February 11, 2015. The complaint was filed with the Court on December 12, 2014, as an application to confirm the foreign arbitration award arising out of the decision by an arbitration tribunal issued under the 1976 UNICITRAL RULES related to the arbitration proceeding between the Company and AKBN arising from the termination of a PSC.
The Company’s registered agent, Paracorp Incorporated (the “Registered Agent”), in Nevada was served the complaint and summons on December 22, 2014, notice of default judgment on February 12, 2015, and a request for production of documents on March 27, 2015. The Registered Agent failed to deliver the documents served on the Company to the Company. The Company contacted the Registered Agent on April 24, 2015, regarding an inquiry about the Judgment and was informed that no service had been made on the Company. After receipt of a demand letter from AKBN counsel dated May 20, 2015, the Registered Agent confirmed it had received prior service and indicated that it was unable to provide notice of the service to the Company. On May 21, 2015, the Company received copies of the documents served on the Registered Agent.

The Judgment affirmed AKBN damages as described above in the May 7, 2013 ruling. The Company is currently in settlement discussions with AKBN.

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

The high and low bid quotations of our common stock on the OTCBB as reported by the FINRA were as follows:

Period	High	Low
2014
First Quarter	$0.09	$0.04
Second Quarter	$0.08	$0.04
Third Quarter	$0.06	$0.03
Fourth Quarter	$0.10	$0.01
2013
First Quarter	$0.17	$0.09
Second Quarter	$0.18	$0.05
Third Quarter	$0.12	$0.07
Fourth Quarter	$0.12	$0.06

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

As of December 31, 2014, the closing bid quotation for our common stock was $0.03 per share as quoted by the OTCBB. On August 28, 2015, the closing bid quotation on our common stock was $0.02 as quoted by the OTCBB.

Holders

As of August 28, 2015, we had 76,533,709 shares of common stock outstanding, held by 36 registered stockholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,400,000	$0.49	4,200,959
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)
We have two stock option plans: a stock incentive plan for non-U.S. residents and a stock incentive plan for U.S. residents. Our stock incentive plan for non-U.S. residents authorizes the issuance of stock options to acquire up to 10% of our issued and outstanding shares of common stock (currently 7,653,371 shares, based on 76,533,709 issued shares of common stock at December 31, 2014) , and our stock incentive plan for U.S. residents authorizes the issuance of stock options to acquire up to a maximum of 3,321,600 shares of common stock (less the number of shares issuable upon exercise of options granted by us under all other stock incentive plans on the date of any grant under the U.S. plan). As of December 31, 2014, 1,150,000 options were granted under the U.S. plan and 1,250,000 options were granted under the non-U.S. plan. A total of 6,403,371 options are available for grant under the Non-U.S. Plan and a total of 2,171,600 are available for grant under the U.S. Plan.

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

Comparison of 2014 Statement of Operations to 2013 Statement of Operations

Net Income/Loss:

During the year ended December 31, 2014 we had net income of $66,014 as compared to a net loss of $12,918,008 during the year ended December 31, 2013.

We did not generate any revenue from operations in 2014 or 2013.
We do not expect to generate any operating revenue until we complete exploration and development on our properties.

Operating expenses:

Total operating income in 2014 of $134,675 as compared to total operating expenses of $12,906,438 for 2013, a decrease of $13,041,113. The operating income in 2014 primarily attributable to the Company negotiating a settlement reducing legal costs owed of $760,202 and a one-time impairment of Albanian assets in 2013 for the Albania oil and gas property of $10,205,220 and related arbitration expenses of $941,314. Additionally, a reduction in travel expenses for 2014 of $224,519 ($44,068 in 2014;

$268,587 in 2013) and decreases in other general and administrative expenses of $175,144 ($310,122 in 2014; $485,266 in 2013); decreases in consulting fees of $173,661 ($54,727 in 2014; $228,388 in 2013), and legal and accounting expenses decreased by $556,849 related to the Arbitration matter ($210,613 in 2014; $767,462 in 2013). We expect operating expenses to decrease in 2015 as our arbitration dispute was decided.

Liquidity and Capital Resources

A component of our operating plan is the ability to obtain additional capital through additional equity and/or debt financing to fund new projects. We had cash on hand of approximately $13,534 at December 31, 2014.

The current market conditions could make it difficult or impossible for us to raise necessary funds to meet our capital requirements. If we are unable to obtain financing through equity investments, we will seek alternative financing solutions including, but not limited to, credit facilities, debenture issuances or third party funding of our arbitration.

Net cash used in operating activities during the year ended December 31, 2014 was $458,461 as compared to net cash used in operating activities of $1,418,063 for the comparable period in 2013, a decrease of $959,602. This decrease in cash used in operations is primarily due to decreased operating results including reduced legal and consulting expenses. Cash provided by investing activities in 2014 of $0 as compared to $1,500,000 in 2013 from a maturing CD released. Cash from financing activities was $194,000 for issuance of shares in 2014 reduced by debt payments compared to $150,000 in 2013 for issuance of shares from the private placement proceeds of convertible debt.

Total assets as of December 31, 2014 were $33,041 compared to total assets of $303,499 as of December 31, 2013.  Stockholder’s deficit as of December 31, 2014 was $1,759,074 compared to $2,101,261 as of December 31, 2013. The decrease in assets was related to cash outflows for operating expenses.

As of December 31, 2014 we had current assets of $13,534 which consists of cash and cash equivalents. We had current liabilities of $1,760,811 resulting in a working capital deficit of $1,747,277 for the twelve months ended December 31, 2014 as compared to $2,126,765 for the same period ended 2013. Total liabilities were $1,792,115 and $2,404,760 at December 31, 2014 and 2013, respectively.

In May 2014, the Company initiated subscriptions agreements for a non-brokered private placement to raise $400,000. Upon receipt of proceeds the Company will issue up to 8,000,000 Class D Units at $0.05 per unit to investors. Each Class D Unit consists of one share of common stock of the Company, par value US$0.001 (a “Common Share”) and one Class D Warrant (each, a “Class D Warrant”). Each Class D Warrant is exercisable to acquire one Common Share of the Company, par value US$0.001 at an exercise price of US$0.10 per Class D Warrant Share until May 29, 2016 (the two (2) year anniversary of the Closing Date). A related party entity invested $325,000 in units and paid in multiple transactions. The first payment was on June 23, 2014 for $55,000. The second payment was on June 25, 2014 for $45,000. A third payment was received on July 7, 2014 for $69,000 leaving a balance of $156,000 receivable from shareholder as of the date of this filing. Another accredited investor invested $75,000 worth in units and paid on June 12, 2014. On, September 9, 2014, the 8,000,000 Common Shares were issued to the investors as restricted stock.

On January 8, 2013 the Company obtained loans through the offer of 8% Convertible Promissory Notes due May 8, 2014 (the “Notes”) in the aggregate amount of $150,000 (the “Offering”). The Notes are convertible into shares of Common Shares of the Company (“Common Shares”) at a conversion price of $0.25 per share (the “Conversion Price”) and interest on the Notes is payable in cash or, at the option of the Company, in-kind in Common Shares at the Conversion Price. The note was extended to May 8, 2016.

Subsequent to December 31, 2014, effective May 5, 2015, the Company entered into a Note Purchase Agreement (“Note Purchase Agreement”) with an accredited investor (as defined under Rule 501(a) of Regulation D under the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”) outside the United States, in connection with the sale of a Convertible Promissory Note, due May 5, 2017 (the “Note”), in the principal amount of US$500,000. The Note is convertible into shares of common stock of the Company at a conversion price of US$0.08 per share. The Note Purchase Agreement contained customary representations and warranties. Under the terms of the Note Purchase Agreement, the Company issued a Note, due May 5, 2017, in the principal amount of US$500,000. The Note is convertible into Common Shares at the Conversion Price. Interest on the Note shall accrue at a rate equal to three percent (3%) per annum and interest on the Note is payable on the Maturity Date in cash or, at the option of the Company, in-kind in shares of common stock of the Company at the Conversion Price.

Default Interest shall increase to six percent (6%) per annum commencing immediately upon an Event of Default. Default Interest shall be paid in cash. An “Event of Default” is deemed to occur upon:

(a)	failure to pay principal and interest on any of the Notes when due;

(b)
proceedings are commenced for the winding-up, liquidation or dissolution of the Company, unless the Company in good faith actively and diligently contests such proceedings, decree, order or approval, resulting in a dismissal or stay thereof within 60 days of commencement;

(c)
a decree or order of a court of competent jurisdiction is entered adjudging the Company to be bankrupt or insolvent, or a petition seeking reorganization, arrangement or adjustment of or in respect of the Company is approved under applicable law relating to bankruptcy, insolvency or relief of debtors;

(d)
the Company makes an assignment for the benefit of its creditors, or petitions or applies to any court or tribunal for the appointment of a receiver or trustee for itself or any substantial part of its property, or commences for itself or acquiesces in any proceeding under any bankruptcy, insolvency, reorganization, arrangement or readjustment of debt law or statute or any proceeding for the appointment of a receiver or trustee for itself or any substantial part of its property, or suffers any such receivership or trusteeship; or

(e)	a resolution is passed for the winding-up or liquidation of the Company.

The Holder shall have the right, at its sole option, to declare this Note immediately due and payable, irrespective of the stated Maturity Date, upon an Event of Default.
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

Income taxes

We follow U.S. GAAP, for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

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

The Company’s wholly owned subsidiaries have prepared required foreign tax returns that were due for the years ended December 31, 2005 through 2013, approximately $33,000 has been included for potential tax liabilities, penalties and interest which will be due upon filing the returns with the appropriate countries.

The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as other general and administrative expense. We have recorded penalty and interest in the amount of $46,000 for 2006 and 2007 tax years. However, we have filed a request with the Internal Revenue Service for abatement of these penalties and interest and are awaiting the outcome of our request. There was no interest or other general and administrative expenses accrued or recognized related to income taxes for the years ended December 31, 2014 and 2013, respectively. The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the year ended December 31, 2014 or during any prior years.

Contractual Obligations

Leases

The Company rents office facilities in Dallas, Texas on a month to month basis, totaling approximately $3,600 per year.

The Company leases office facilities in Dubai, United Arab Emirates, under a one year operating lease agreement that expires October 13, 2015, totaling approximately$36,000 in 2014 an $22,000 for 2015 .

Oil and Gas Properties Commitments and Contingencies

PSC Arbitration

On May 7, 2013, the Arbitration Tribunal ruled that the PSC was properly terminated on November 17, 2011, and ruled Sky Petroleum to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding in the amount of EUR 382,774 ($501,511). As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $0, and for the year ended December 31, 2014, Sky Petroleum had an impairment charge of $10,205,220; and accrued a liability of $501,511(EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding. (See "Legal Proceedings", above). As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $0.  The Company had an impairment charge of $10,205,220; and accrued a liability of  $501,511 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding plus interest at the rate of 6% per annum from May 7, 2013 through the end of December 31, 2014.

On May 20, 2015, the Company received a copy of a Notice of Default Judgment issued by the United States District Court for the Western District of Texas Austin Division in the matter: Ministry of Energy and Industry of the Government of the Republic of Albania, formerly known as the Ministry of Economy, Trade and Energy (acting by and through the National Agency of Natural Resources) vs. Sky Petroleum, Inc. (Case No. 14-cv-0112-SS), issued on February 11, 2015. The complaint was filed with the Court on December 12, 2014, as an application to confirm the foreign arbitration award arising out of the decision by an arbitration tribunal issued under the 1976 UNICITRAL RULES related to the arbitration proceeding between the Company and AKBN arising from the termination of a PSC. The Judgment affirmed AKBN damages as described above in the May 7, 2013 ruling. The Company is currently in settlement discussions with AKBN.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sky Petroleum, Inc.

We have audited the accompanying consolidated balance sheets of Sky Petroleum, Inc. and subsidiaries (the “Company”), as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company, as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WHITLEY PENN LLP

Dallas, Texas
August 28, 2015

Sky Petroleum, Inc.
Consolidated Balance Sheets

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$13,534	$277,995
Total Current Assets	13,534	277,995

Fixed assets, net	7,578	13,575
Deposits and other assets	11,929	11,929
Total Assets	$33,041	$303,499

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$979,913	$2,004,712
Accounts payable, related party	370,385	238,344
Current portion of long term note payable	254,529	—
Accrued interest	5,984	11,704
Note payable, related party	150,000	150,000
Total Current Liabilities	1,760,811	2,404,760
Long term note payable	31,304	—
Total Liabilities	1,792,115	2,404,760

Stockholders’ deficit:
Series A Preferred stock, $0.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Series B Preferred stock, no par value, 5,000,000 shares authorized, 3,863,636 issued and outstanding	7,820,000	7,820,000
Common stock, $0.001 par value, 150,000,000 shares authorized, 76,183,709 and 68,133,709 issued, and 76,533,709 and 68,383,709 outstanding, respectively	76,184	68,134
Additional paid-in capital	43,740,178	43,316,055
Subscriptions due from Shareholders, related party	(156,000)	—
Accumulated deficit	(53,239,436)	(53,305,450)
Total Stockholders’ Deficit	(1,759,074)	(2,101,261)
Total Liabilities and Stockholders’ Deficit	$33,041	$303,499

The accompanying notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc. Consolidated Statements of Operations

	Years Ended December 31.
	2014	2013
Oil revenues	$—	$—
Expenses:
Depreciation	5,997	10,201
Arbitration costs	—	941,314
Legal and accounting	210,613	767,462
Travel	44,068	268,587
Consulting services	54,727	228,388
Impairment expense of oil & gas investment in Albania	—	10,205,220
Gain on settlement of accounts payable	(760,202)	—
Other general and administrative	310,122	485,266
Total (income) expenses	(134,675)	12,906,438
Net operating income (loss)	134,675	(12,906,438)
Interest expense	(68,661)	(11,570)
Net income (loss)	$66,014	$(12,918,008)

Net income (loss) per share - basic and diluted	$—	$(0.19)
Weighted average number of common shares outstanding basic and diluted	73,167,151	68,383,709

The accompanying notes are an integral part of these consolidated financial statements.

Sky Petroleum, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit
For the Years Ended December 31, 2014 and 2013

	Preferred Series B Shares	Preferred Series B Amount	Common Shares	Common Shares Amount	Additional Paid-in Capital	Subscriptions due from Shareholders, related party	Accumulated Deficit	Total Stockholders’ Equity(Deficit)
Balance at December 31, 2012	3,863,636	$7,820,000	68,118,709	$68,119	$43,274,539	$—	$(40,387,442)	$10,775,216
Stock issued	—	—	15,000	15	(15)	—	—	—
Stock based compensation	—	—	—	—	41,531	—	—	41,531
Net loss	—	—	—	—	—	—	(12,918,008)	(12,918,008)
Balance at December 31, 2013	3,863,636	7,820,000	68,133,709	68,134	43,316,055	—	(53,305,450)	(2,101,261)
Stock issued			8,000,000	8,000	392,000	—		400,000
Obligations due from shareholders, related party	—	—	—	—	—	(156,000)	—	(156,000)
Stock based compensation	—	—	50,000	50	32,123	—	—	32,173
Net income	—	—	—	—	—	—	66,014	66,014
Balance at December 31, 2014	3,863,636	$7,820,000	76,183,709	$76,184	$43,740,178	$(156,000)	$(53,239,436)	$(1,759,074)

The accompanying notes are an integral part of these consolidated financial statements

Sky Petroleum, Inc.
Consolidated Statements of Cash Flows

	Twelve Months Ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net income (loss)	$66,014	$(12,918,008)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	5,997	10,201
Share based compensation	32,173	41,531
Amortization of debt discount	7,149	—
Impairment of oil and gas investment in Albania	—	10,205,220
Gain on settlement of accounts payable	(760,202)	—
Changes in operating assets and liabilities:
Deposits and other current assets	—	172,411
Accounts payable and accrued liabilities	190,408	1,070,582
Net cash used in operating activities	(458,461)	(1,418,063)
Cash flows from investing activities:
Redemption of certificate of deposit for letter of credit	—	1,500,000
Net cash provided by investing activities	—	1,500,000
Cash flows from financing activities:
Proceeds from convertible debt issuance	—	150,000
Proceeds from issuance of shares	244,000	—
Payments on debt	(50,000)	—
Net cash provided by financing activities	194,000	150,000
Net (decrease) increase in cash and cash equivalents	(264,461)	231,937
Cash and cash equivalents at the beginning of period	277,995	46,058
Cash and cash equivalents at the end of period	$13,534	$277,995

Supplemental disclosures of cash flow information:
Total non-cash exchange of accounts payable for debt	$350,000	$—
Total cash paid for interest - related party	$17,589	$—

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

Oil and natural gas properties

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

As of December 31, 2014, the net carrying value of the Company's acquisition and development costs for oil and gas projects was $0.

Sales of proved and unproved properties are accounted for as an adjustment of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and natural gas reserves, in which case the gain or loss is recognized.

Other Property and Equipment

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

The Company's wholly owned subsidiaries have prepared required foreign tax returns that were due for the years ended December 31, 2005 through 2013. The Company has accrued approximately $33,000. This amount includes potential tax liabilities, penalties and interest which will be due upon filing the returns with the appropriate countries.

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

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share is computed based on the weighted average shares of common stock outstanding for the period which included 350,000 shares outstanding and earned but unissued. Common stock equivalents which represent stock options (approximately 2,400,000 stock options) have been excluded from the computation of diluted net income per share as their effect is anti-dilutive.  Convertible debentures (principal and accrued interest) outstanding at December 31, 2014, and 2013 totaling $155,984 and $0, respectively, were convertible into common stock at a price of $.25 have been excluded from the computation of diluted net income (loss) per share as their effect is anti-dilutive. There were 8,000,000 remaining warrants that are outstanding as of December 31, 2014.

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

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short maturity of these instruments. None of these instruments are held for trading purposes. The carrying value of note payable, related party approximates face value since this instrument bears market rate of interest. Additional non-interest bearing long-term instruments has been reduced by a market interest rate.

U.S. GAAP establishes a framework for measuring fair value and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available (Level 1). If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market- based parameters (Level 2). Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer's creditworthiness, among other things, as well as unobservable parameters (Level 3). Any such valuation adjustments are applied consistently over time.

Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all demand deposits, money market accounts and certificates of deposit purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

Oil and natural gas revenues are recorded using the sales method, whereby the Company recognizes oil and natural gas revenue based on the amount of oil and natural gas sold to purchasers. As of December 31, 2014 and 2013, the Company did not have any oil or natural gas imbalances recorded. The Company does not recognize revenues until they are realized or realizable and earned. Revenues are considered realized or realizable and earned when: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller's price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition". Under the new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No, 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact of adopting the guidance on our consolidated financial statements.

Note 3 - Investment in Oil and Gas Properties

As of December 31, 2014 the Company's investment in oil and gas properties was zero.

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

As a result of the ruling Sky Petroleum impaired Investment in Oil and Gas Properties, net, related to acquisition and development costs for oil and gas projects in Albania to $0. The Company had an impairment charge of $10,205,220; and accrued a liability of $501,511 (EUR 382,774) related to liability arising from the obligation to reimburse AKBN for total fees and expenses in connection with the Arbitration proceeding plus interest at the rate of 6% per annum from May 7, 2013 through the end of December 31, 2014.

On May 7, 2013, the Arbitration Tribunal ruled that the PSC was properly terminated on November 17, 2011, and ruled Sky Petroleum to reimburse AKBN for fees and expenses in connection with the Arbitration.

On May 20, 2015, the Company received a copy of a Notice of Default Judgment issued by the United States District Court for the Western District of Texas Austin Division in the matter: Ministry of Energy and Industry of the Government of the Republic of Albania, formerly known as the Ministry of Economy, Trade and Energy (acting by and through the National Agency of Natural Resources) vs. Sky Petroleum, Inc. (Case No. 14-cv-0112-SS), issued on February 11, 2015. The Judgment affirmed AKBN damages as described above in the May 7, 2013 ruling. The Company is currently in settlement discussions with AKBN.

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

Note 5 - Stockholders' Equity

Preferred Stock

We have authorized 10 million shares of $0.001 par value Series A Preferred Stock. There were no shares of Series A Preferred Stock outstanding as of December 31, 2014 and December 31, 2013, respectively.

On October 8, 2010, pursuant to the terms of a consulting agreement (the "Consulting Agreement"), dated May 18, 2010, as amended September 29, 2010 and October 3, 2010, by and between the Company and Orsett, the Company filed a Certificate of Designation with the Secretary of State for the State of Nevada to designate 5,000,000 shares of the Company's preferred stock as shares of Series B Preferred Stock (the "Series B Preferred Shares").

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

In connection with the Series B designation and the Consulting Agreement, the Company issued 3,863,636 shares, with a fair value of $7,820,000. These shares were issued to a consultant for expertise provided to the Company in acquiring and negotiating the acquisition of oil and gas properties in Albania. As of December 31, 2014 and December 31, 2013, 3,863,636 shares of Series B Preferred Stock were outstanding.

On June 25, 2012, the Company issued a stop order notice to its transfer agent under which the transfer agent was instructed to: "not to remove the restrictive legends from the share certificates representing the consultant's shares ("Orsett Shares"); not to effect or facilitate the transfer, assignment, conveyance or sale of any of the Orsett Shares; and not to effect the conversion of the Series B Preferred Stock into shares of common stock of the Company, unless the transfer agent receives the expressed written instructions of the Secretary of the Registrant." The Company has determined that Orsett breached numerous terms of the Consulting Agreement and committed other actions that resulted in substantial harm and damage to the Company and its shareholders.

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

On November 12, 2014, the Company granted 300,000 stock options under the Non-US Plan. The options are exercisable at $0.08 per share with vesting over the next three years and were valued at approximately $20,000. Additionally, the Board member was granted 50,000 shares of common stock of the Company as a signing bonus. The shares were valued using the fair market value of the shares at grant date of $.07 and expensed in 2014 for $3,500. The shares were not issued as of the date of this filing.

The 2012 and 2014 stock options fair value was determined using the following attributes and assumptions for each separate issuance: share prices ranging from $0.07 to $0.19, risk-free interest rates of approximately 1.55%, expected dividend yields of 0%, expected life of 4 years, and expected volatility of 173% to 291%.  The Company estimates forfeitures based on historical experience.

For the twelve months ended December 31, 2014, the Company recorded $32,173 in total stock-based compensation expense, $27,628 of expense based on its use of the Black Scholes model to estimate the grant-date fair value of these stock option awards and the balance related to restricted stock awards (see "Restricted Stock" below). No options were exercised for the year ended December 31, 2014. Compensation expense is based upon straight-line amortization of the grant-date fair value over the vesting period of the underlying stock option. The fair value of each stock option grant was estimated on the date of the grant, using the Black-Scholes option-pricing model. As of December 31, 2014, there was approximately $29,000 of unrecognized compensation expenses related to non-vested stock option agreements.

A summary of stock options outstanding as of December 31, 2014, is as follows:

Shares Underlying Options Outstanding				Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price
$0.08	300,000	6.87	$0.08	—	$—
$0.18	750,000	3.46	$0.18	750,000	$0.18
$0.25	550,000	3.75	$0.25	450,000	$0.25
$0.50	200,000	1.85	$0.50	200,000	$0.50
$1.29	600,000	0.74	$1.29	600,000	$1.29

The aggregate intrinsic value of exercisable options as of December 31, 2014 is $0.  The aggregate intrinsic value of options outstanding as of December 31, 2014 is $0.

The following is a summary of stock option activity for the years ended December 31, 2014 and December 31, 2013:

	Number Of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Life (Years)
Balance at December 31, 2012	2,100,000	$0.55	4.61
Options canceled	—	—
Options granted	—	—
Balance at December 31, 2013	2,100,000	0.55	3.61
Options canceled	—	—
Options granted	300,000	0.08	6.87
Balance at December 31, 2014	2,400,000	0.49	3.14

Exercisable at December 31, 2014	2,000,000	$0.56	2.56

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

Class D Units

In May 2014, the Company initiated subscriptions agreements for a non-brokered private placement to raise $400,000. The Company issued 8,000,000 Class D Units at $0.05 per unit to investors. Each Class D Unit consists of one share of common stock of the Company, par value US$0.001 (a “Common Share”) and one Class D Warrant (each, a “Class D Warrant”). Each Class D Warrant is exercisable to acquire one Common Share of the Company, par value US$0.001 at an exercise price of US$0.10 per Class D Warrant Share until May 29, 2016 (the two (2) year anniversary of the Closing Date). A related party invested $325,000 in units and paid in multiple transactions. The first payment was on June 23, 2014 for $55,000. The second payment was on June 25, 2014 for $45,000. A third payment was received on July 7, 2014 for $69,000 leaving a balance of $156,000 as of the date of this filing. A receivable from shareholder of $156,000 is due as of December 31, 2014, see Note 9, Related Party Transactions. Another accredited investor invested $75,000 in units and paid on June 12, 2014. As of December 31, 2014, the 8,000,000 Common Shares were granted to the investors.

In connection with the offering of the Class D Units, the Company issued a reservation order reserving Common Shares for issuance as follows:

Warrant Class/ Exercise Price	Number of Shares Common Stock (Reserved)	Aggregate Exercise Price
Class D Warrants (US$0.10)	8,000,000	$800,000
Total	8,000,000	$800,000

Restricted Stock

Restricted stock awards are awards of common stock that are subject to the restrictions on transfer and to a risk of forfeiture if the awardee terminates with the Company prior to the lapse of the restrictions. On June 26, 2014, the Company issued 100,000 shares of restricted stock. The shares vest 50,000 over 90 days and 50,000 over one year. The fair value of such stock was determined using the closing price on the grant date and compensation expense is recorded over the applicable vesting periods. For the year ended December 31, 2014 we recognized $4,545 of stock-based compensation expense related to restricted stock awards. As of December 31, 2014 there was approximately $1,455 of unrecognized compensation expense related to restricted stock awards.

The following table summarizes the restricted stock activity for the twelve months ended December 31, 2014:

	Number Of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested, December 31, 2013	—	$—
Granted	100,000	$0.06
Vested	50,000	$0.06
Canceled/Forfeited	—
Nonvested, December 31, 2014	50,000	$0.06

Note 6 - Income Taxes

For the year ended December 31, 2014 the Company had net income. However, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2014, the Company has accumulated operating losses totaling approximately $60.0 million. The net operating loss carry forwards will begin to expire in 2020 if not utilized. The Company had recorded net operating losses in each year since its inception through December 31, 2013. Based upon all available objective evidence, including the Company’s loss history, management believes it is more likely than not that, the net deferred assets will not be fully realized. Therefore, the Company has provided a valuation allowance against its deferred tax assets at December 31, 2014 and December 31, 2013.

Non-current deferred tax assets were as follows for the dates ended below:

	December 31,
	2014	2013
Net operating loss carryfowards	16,271,073	16,339,012
Impairment of investment	350,000	350,000
Accrued expenses	210,239	180,779
Less: valuation allowance	(16,831,312)	(16,869,791)
Net non-current deferred tax asset	—	—

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

The Company’s wholly owned subsidiaries have prepared the required foreign tax returns for the years ended through December 31, 2005 through 2013. Foreign taxes have been estimated at approximately $33,000. The Company believes amounts due, if any, would not be material due to changes in Cyprus tax laws during those periods, and due to net operating losses from foreign operations carried forward. The Company filed its U.S. tax returns for the years ended December 31, 2005 through 2008, the late filing fees for 2005 and 2008 were abated, however, 2006 and 2007 were not. We received correspondence related to those penalties and have accrued approximately $46,000 as of December 31, 2014. We have filed a request with the Internal Revenue Service for abatement of these penalties and interest and are awaiting the outcome of our request.

Reconciliation between the income tax benefit determined by applying the applicable Federal statutory income tax rate to the pre-tax loss is as follows for the period indicated:

	Year Ended December 31,
	2014	2013
Tax benefit at statutory income tax rate	23,105	(4,521,303)
Stock based compensation	11,255	14,536
Meals and entertainment	—	159
Change in valuation allowance	(34,360)	4,506,608
Tax benefit reported	—	—

Note 7 - Contingencies

Leases

The Company rents office facilities in Dallas, Texas on a month to month basis, totaling approximately $3,600 per year.

The Company leases office facilities in Dubai, United Arab Emirates, under a one year operating lease agreement that expires October 13, 2015, totaling approximately $22,000 per year.

A second lease that terminated June 30, 2013 with the Company resulting from the resignation of the former Interim Chief Financial Officer. The Tirana, Albania lease is on a month to month cancelable basis and was terminated on March 31, 2014.

Total rent expense was $42,202 in 2014, and $91,252 in 2013.

Future non-cancelable commitments related to these items at December 31, 2014 are summarized below:

Operating Leases
For the twelve months ending:
December 31, 2015	$22,466
Total future minimum lease payments	$22,466

Oil and Gas Properties Commitments and Contingencies

The Company has guaranteed to, the due and punctual performance of all obligations of the JV Sub under or in connection with the JV Agreement if and when they become performable in accordance with the terms of the joint venture agreement (the "Guaranteed Obligations"). The Company further agreed to indemnify in full and on demand from and against all and any losses, costs and expenses suffered or incurred arising out of, or in connection with: (a) any failure of the JV Sub to perform or discharge the Guaranteed Obligations; or (b) any of the Guaranteed Obligations being or becoming totally or partially unenforceable by reason of illegality, incapacity, lack or exceeding of powers, ineffectiveness or execution or any other matters; but the Company's obligations or liability under the indemnity shall be no greater than the JV Sub's obligations or liability under the JV Agreement. As of December 31, 2014 no obligation have risen and no activity has occurred within the JV Sub.

Note 8 - Note Payable, Related Party

On January 8, 2013, Mark Rachovides, Director with the Company, gave proceeds in the amount of $150,000 for a convertible promissory note at 8% to mature on May 8, 2014. The note converts to 600,000 shares of Common Stock of the Company. The note was extended to May 8, 2016.

Note 9 - Related Party Transactions

In May 2014, OceanRidge Investments S.A., a company controlled by Karim Jobanputra, the Company's Chairman and Interim Principal Executive Officer, was issued share certificates representing 6,500,000 Class D Units representing shares of common stock at US$0.05per unit for aggregate consideration of US$325,000 in proceeds and one Class D Warrant. Each Class D Warrant is exercisable to acquire one Common Share of the Company, par value US$0.001 (a “Class D Warrant Share”) at an exercise price of US$0.10 per Class D Warrant Share until May 29, 2016 (the two (2) year anniversary of the Closing Date).

As of December 31, 2014, OceanRidge, paid the subscription price as follows: $169,000 in cash ($55,000 on June 23, 2014;
$45,000 on June 25, 2014 and $69,000 on July 7, 2014) and $156,000 was considered a subscription receivable from shareholder. This amount was still outstanding as of December 31, 2014.

Note 10 - Long-Term Note Payable

Effective May 15, 2014, the Company and Dorsey & Whitney LLP , ("Dorsey") entered into a Fee Settlement Arrangement to settle an obligation for professional fees for services rendered and for expenses and other disbursement through April 30, 2014 in an amount of $1,088,886. On the terms and subject to the conditions of this Agreement, the Company agreed to pay Dorsey an aggregate of $350,000 (the "Settlement Payment") in full satisfaction of these obligations. The Settlement Payment will be paid as follows: (a) $50,000 on or before May 30, 2014 (paid), and (b) $300,000 paid in eighteen (18) monthly installments of $16,667 beginning on September 1, 2014: provided, however, the Company will pay the balance of the settlement payment on the earlier of (i) the date the Company raises financing in the aggregate of $5,000,000 or more in one or more transactions or (ii) the date the Company closes an Acquisition Transaction. "Acquisition Transaction" means (i) any sale of equity securities or securities convertible into equity securities of the Company; (ii) any merger, consolidation, statutory share exchange or acquisition transaction involving the Company or any material subsidiary of the Company; (iii) any sale of substantially all of the assets of the Company or any material subsidiary of the Company; (iv) any similar transaction involving the issuance, cancellation or restructuring of equity securities of the Company unless, following the completion of such transaction, the then existing shareholder of Company own or control, directly or indirectly, at least 50% of the voting power or liquidation rights of Company or the successor of such merger, consolidation or statutory share exchange. This settlement resulted in the Company having a gain of $760,202 for the twelve months ended December 31, 2014.

The debt obligation is at a 0% interest rate, management calculated the imputed interest rates at 8% which is the rate the Company is currently paying for other debt obligations. Unamortized debt discount in the amount of $14,167 is netted against the note payable and is displayed net of discount.

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

Diluted EPS considers the potential dilution that could occur if the Company's outstanding common stock options, warrants, and convertible debentures were converted into common stock that then shared in the Company's earnings (as adjusted for interest expense)t hat would longer occur if the debentures were converted.

	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013
Basic earnings per share:
Net Income (Loss)	66,014	(12,918,008)
Average number of common shares outstanding	73,167,151	68,383,709
Basic earnings per share - net income	$—	$(0.19)

Net Income (Loss)	66,014	(12,918,008)
Adjustment to net earnings from assumed conversion of debentures (1)	—	—
Adjusted Net Income (Loss)	$66,014	$(12,918,008)

Average number of common share outstanding:
Common shares outstanding	73,167,151	68,383,709
Potential dilutive shares resulting from exercise of warrant and options (2)	—	—
Potential dilutive shares resulting from conversion of debentures (3)	—	—
Total average number of common shares outstanding used for dilution	73,167,151	68,383,709
Diluted earnings per share - net income (loss)	$—	$(0.19)

(1)	Represents interest expense on dilutive convertible debentures that would not occurred if they were assumed converted.

(2)	All outstanding warrants and options were not considered for the EPS computation as they are anti-dilutive. These totaled 2,400,000 outstanding options, and 8,000,000 outstanding warrants.

(3)
Convertible debentures (principal) outstanding at the twelve months ended December 31, 2014 totaling $150,000 were convertible into common stock at a price of $0.25 per share in 2014. These have been excluded from earnings per share due to being anti-dilutive.

Note 12 - Subsequent Events

On May 5, 2015, the Company issued a note, due May 5, 2017, in the principal amount of US$500,000 under the terms of the note Purchase Agreement.   Principal and accrued interest under the note is due and payable on May 5, 2017, (the “ Maturity
Date ”).  The note is convertible into Common Shares at the Conversion Price of $0.08 per share.  Interest on the note shall accrue at a rate equal to three percent (3%) per annum and interest on the note is payable on the Maturity Date in cash or, at the option of the Company, in-kind in shares of common stock of the Company at the Conversion Price.

On May 20, 2015, the Company received a copy of a Notice of Default Judgment issued by the United States District Court for the Western District of Texas Austin Division (the “Court”) in the matter: Ministry of Energy and Industry of the Government of the Republic of Albania, formerly known as the Ministry of Economy, Trade and Energy (acting by and through the National Agency of Natural Resources) vs. Sky Petroleum, Inc. (Case No. 14-cv-0112-SS), issued on February 11, 2015 (the “Judgment”). The complaint was filed with the Court on December 12, 2014, as an application to confirm the foreign arbitration award arising out of the decision by an arbitration tribunal issued under the 1976 UNICITRAL RULES related to the arbitration proceeding between the Company and AKBN arising from the termination of a Production Sharing Contract dated June 24, 2010. The Judgment affirmed AKBN damages as described above in the May 7, 2013 ruling. The Company is currently in settlement discussions with AKBN.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between the Company and its accountants regarding any matter or accounting principles or practice or financial statement disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Interim Principal Executive Officer and Interim Principal Accounting Officer, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act). Based on that evaluation the Principal Executive and Accounting Officer concluded that the Company’s disclosure controls and procedures are not adequately designed and not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Principal Executive and Accounting Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure. We do not have sufficient capital to file our periodic reports under Section 13 of the Securities Exchange Act of 1934, and are not current in our reporting obligations. Our inability to file reports on a timely basis may adversely affect our ability to raise capital through the issuance of equity securities and our shareholders’ ability to sell or trade our equity securities.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be harmed. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. The material weakness identified did not result in the restatement of any previously reported financial statements or any related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the monitoring and review of work performed by our accounting consultant in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our accounting consultant. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient accounting staff and implement appropriate procedures for monitoring and review of work performed by our accounting consultant. Because of the material weakness described above, management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO’).

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the twelve months ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company’s Board of Directors consists currently of four directors. Directors are elected for one-year terms and serve until their successors are elected and qualified. All of the executive officers of the Company are contractors of the Company. Executive officers of the Company are appointed for a one-year term and serve until their respective successors have been selected and qualified; provided, however, such officers are subject to removal at any time by the affirmative vote of a majority of the Board of Directors. The ages of the directors, executive officers and key employees are shown as of December 31, 2014.

Name	Position	Director/Officer Since	Age

Karim Jobanputra(1)	Director (Principal Executive Officer and Interim Principal Accounting Officer), Corporate Secretary	November 2, 2005	49
Robert Curt(2)	Director	July 31, 2009	62
Mark Rachovides(3)	Director	August 8, 2012	50
Muriel Dube(4)	Director	November 12, 2014	42

(1)
Mr. Jobanputra was appointed Chief Executive Officer on September 12, 2007 until his resignation on December 1, 2011. He was reappointed as Interim Principal Executive Officer on July 23, 2012 and assumed the position of Interim Principal Accounting Officer on September 30, 2013 after the Chief Financial Officer resigned. He continues to serve as a director and Chairman of the Board.

(2)	Mr. Curt was appointed as director on July 31, 2009 pursuant to its powers under the Company's bylaws to fill vacant seats on the Board.

(3)	Mr. Rachovides was appointed as director on August 8, 2012, pursuant to its powers under the Company’s bylaws to fill vacant seats on the Board.

(4)	Ms.Dube was appointed as director on November 12, 2014, pursuant to its powers under the Company’s bylaws to fill vacant seats on the Board.

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

Muriel Dube - Director. Ms. Dube has over 15 years experience in senior operations, strategic management, investment banking and the policy development environments, globally. Ms. Dube is currently engaged at London-based investment bank, Investec Plc. As part of the Specialist Corporate Capital team, her role is to originate financing transactions for acquisition and recapitalisation activity in Europe. Prior to joining Investec (April 2009), Ms. Dube worked as Vice President-Strategy at London-based Environmental Services Investment Firm, SFM. She served as a Director in the Department of Environmental Affairs and Tourism (DEAT). As one of South Africa’s leading environmentalists, Ms. Dube has published several articles on sustainable development. Ms. Dube holds an MSc degree from Oxford University, graduate degrees in politics and social sciences from the University of Johannesburg, South Africa and executive development qualifications in finance and climate change from SAID Business School, Oxford University and HIID, Harvard, respectively. On the multilateral front, Ms. Dube has served as Chief Negotiator for the South African Government in major international climate negotiations and as the Africa representative on the United Nations Expert Group on Technology Transfer. Ms. Dube is a former non-executive director of JSE-listed Bidvest (Sep 2003-Nov 2012). She currently holds Non Executive Directorships on the holdings boards of Aim-listed Flourmin Plc, and Enviroserv (the largest waste management company on the African continent). She has also served on the Enviroserv Audit Committee from 2002 until 2008.

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

During 2014 the Compensation Committee had no members.  Accordingly, the members of the Company’s Board of Directors, as a whole, performed the functions and responsibilities of the Compensation Committee.

Nominating Committee

Nominees for the election to the Board of Directors are recommended by the Nominating Committee. The Company has adopted a formal written Board resolution addressing the nomination process and such related matters as may be required under federal securities laws. During 2014, the Corporate Governance and Nominating Committee had no members.  Accordingly, the members of the Company’s Board of Directors, as a whole, performed the functions and responsibilities of the Nominating Committee.

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Audit Committee

The Company’s Audit Committee Charter designated an Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act.

During 2014, the Company’s Audit Committee had no members.  Accordingly, the members of the Company’s Board of Directors, as a whole, performed the functions and responsibilities of the Audit Committee. The Company has not identified an independent financial expert our its Board of Directors.

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

Code of Ethics

We have adopted a corporate code of ethics administered by our corporate secretary, Karim Jobanputra. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct, to provide full, fair, accurate, timely and understandable disclosure in public reports, to comply with applicable laws, to ensure prompt internal reporting of code violations, and to provide accountability for adherence to the code. Our code of ethics provides written standards that are reasonably designed to deter wrongdoing and to promote:

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

Our Code of Ethics is available at our website at www.skypetroleum.com. We intend to disclose any waiver from a provision of our code of ethics that applies to any of our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions that relates to any element of our code of ethics on our website. No waivers were granted from the requirements of our Code of Ethics during the year ended December 31, 2014, or during the subsequent period from January 1, 2015, through the date of this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company’s officers, directors, and persons who beneficially own more than 10% of the Company’s common stock (“10% stockholders”), to file reports of ownership and changes in ownership with the SEC. Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file. Based solely upon our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all of these filing requirements were satisfied by our officers, directors, and 10% stockholders in 2014.

ITEM 11. EXECUTIVE COMPENSATION

A summary of cash and other compensation paid in accordance with management consulting contracts for our Principal Executive Officer and other executives for the fiscal year ended December 31, 2014 is as follows:

Name and	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	Nonqualified Deferred	All other	Total
Principal Position						Compensation	Compensation Earnings	Comp.
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Karim Jobanputra Chairman and Director(1)	2014 2013	$15,000 $7,500							$15,000 $7,500
Robert Curt Director(2)	2014 2013	$15,000 $30,000							$15,000 $30,000
Mark Rachovides Director(3)	2014 2013	$15,000 $30,000							$15,000 $30,000
Muriel Dube Director	2014 2013	$0 $0							$0 $0

(1)	Mr. Jobanputra did not receive compensation for services in 2014 and $15,000 in directors fees. As of December 31, 2014 the amount due to Mr. Jobanputra is $149,200.

(2)	Mr. Curt did not receive compensation for services in 2014 and $15,000 in directors fees. As of December 31, 2014 the amount due to Mr. Curt is $30,358.

(3)	Mr. Rachovides did not receive compensation for services in 2014 and $15,000 in directors fees. As of December 31, 2014 the amount due to Mr. Curt is $22,500.

Executive Compensation Agreements and Summary of Executive Compensation

Report of the Board of Directors on Executive Compensation

During the year ended December 31, 2014, our Board of Directors was responsible for establishing compensation policy and administering the compensation programs of our executive officers.

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

Equity Awards

The following table sets forth certain information concerning our outstanding options for our named executive officers and directors at December 31, 2014. Under our U.S. and non-U.S. Employee Stock Option Plans there is 1/3 vesting on the first anniversary of the grant and 1/3 vested each anniversary thereafter with terms between 7 and 10 years.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(1) (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael D. Noonan(1)	600,000			1.29	9/28/2015
	150,000			0.18	6/28/2020
Karim Jobanputra	300,000			0.18	6/28/2017
Robert Curt	150,000			0.50	7/31/2016
	50,000			0.18	6/28/2020
Mark Rachovides	300,000			0.25	8/6/2018	8,000,000	$400,000

Muriel Dube	—	300,000		0.08	11/11/2021	50,000	$3,500

(1)	Mr. Noonan resigned from our Board of Directors on April 23, 2014.

Director Compensation Agreements and Summary of Director Compensation Policies

Board Compensation

On January 11, 2006, our Board of Directors approved a compensation plan, effective November 16, 2005, pursuant to which each director would receive the following compensation:

•	annual director fees of $30,000 per year, payable quarterly in arrears;

•
director compensation options consisting of between 150,000 and 300,000 options exercisable to acquire shares of common stock between $0.08 and $1.00 per share for non-U.S. directors and at fair market value on the date of grant for U.S. directors;

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of August 28, 2015, by each person who is known by us to beneficially own more than 5% of our issued and outstanding shares of common stock; our named executive officers; our directors; and all of our executive officers and directors as a group.

Name of Stockholder	Address	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Officers:
Karim Jobanputra, Director, Interim Chief Executive Officer and Interim Chief Accounting Officer	P.O. Box 82 Doha, State of Qatar	12,140,200	17.89%
Robert P. Curt(1) Director	15950 N. Dallas Parkway Suite 400 Dallas, Texas USA 75248	200,000	**
Mark Rachovides(2) Director	15950 N. Dallas Parkway Suite 400 Dallas, Texas USA 75248	1,195,000	**
Muriel Dube Director	15950 N. Dallas Parkway Suite 400 Dallas, Texas USA 75248	—	**
All Officers & Directors as a Group		13,535,200	17.46%
Others owning more than 5%:

n/a
** Less than 1%.

(1) Consists of 200,000 shares of common stock acquirable upon exercise of stock options.
(2) Includes 600,000 shares of common stock acquirable at $0.25 per share upon conversion of convertible note in the principal amount of $150,000, due May 8, 2015; and 300,000 shares of common stock acquirable upon exercise of stock options.

We have no knowledge of any other arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2014, except for the transactions described below, none of our directors, named executive officers or more-than-five-percent shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction, or in any proposed transactions which has materially affected or will materially affect us.

Consulting Arrangement with Karim Jobanputra

On September 30, 2013, Mr. Jobanputra was appointed as Interim Principal Accounting Officer after the resignation of our Chief Financial Officer.

Director Independence

As of December 31, 2014, we had four directors, three of which are considered independent directors:

•	Karim Jobanputra

•	Robert P. Curt (Independent)

•	Mark Rachovides (Independent)

•	Muriel Dube (Independent)

An “independent” director is a director whom the Board of Directors has determined satisfies the requirements for independence section 803A of the NYSE MKT Company Guide.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s independent registered public accounting firm for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements for 2014 and 2013 and reviews of the consolidated financial statements included in the Company’s Forms 10-K and 10-Q for 2014 and 2013 were approximately $41,000 and $51,000, respectively.

Audit-Related Fees

The aggregate fees billed by the Company’s independent registered public accounting firm for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above for 2014 and 2013 were $0.

Tax Fees

The aggregate fees billed by the Company’s independent registered public accounting firm for professional services for tax compliance, tax advice, and tax planning for 2014 and 2013 were approximately $4,500 and $6,785, respectively.

All Other Fees

The aggregate fees billed by the Company’s independent registered public accounting firm for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for 2014 and 2013 were $0.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY PETROLEUM, INC.

August 28, 2015	By:	/s/ KARIM JOBANPUTRA Karim Jobanputra Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/	KARIM JOBANPUTRA	Chairman	August 28, 2015
	Karim Jobanputra	(Principal Executive Officer and Principal Accounting Officer)

/s/	ROBERT CURT	Director	August 28, 2015
Robert Curt

/s/	MARK RACHOVIDES	Director	August 28, 2015
Mark Rachovides

/s/	MURIEL DUBE	Director	August 28, 2015
Muriel Dube